Form 10-Q
period 2016-09-30
SECURITY FEDERAL CORP
filed 2016-11-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 14, 2016	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$11,352,028	$8,381,951
Certificates of Deposit with Other Banks	3,445,005	3,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	380,970,307	375,513,870
Held To Maturity (Fair Value of $28,090,167 and $29,681,280 at September 30, 2016 and December 31, 2015, Respectively)	27,483,390	29,873,098
Total Investments and Mortgage-Backed Securities	408,453,697	405,386,968
Loans Receivable, Net:
Held For Sale	4,143,431	2,462,559
Held For Investment (Net of Allowance of $8,111,111 and $8,275,133 at September 30, 2016 and December 31, 2015, Respectively)	347,675,139	328,110,170
Total Loans Receivable, Net	351,818,570	330,572,729
Accrued Interest Receivable:
Loans	848,627	886,968
Mortgage-Backed Securities	629,809	614,925
Investment Securities	1,432,494	1,523,200
Total Accrued Interest Receivable	2,910,930	3,025,093
Premises and Equipment, Net	20,663,421	20,116,918
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,674,700	2,214,800
Other Real Estate Owned ("OREO")	2,327,345	4,361,411
Bank Owned Life Insurance ("BOLI")	16,969,045	16,573,045
Goodwill	1,199,754	1,199,754
Other Assets	2,110,251	4,449,956
Total Assets	$823,924,746	$799,727,630
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$650,298,252	$652,096,545
Advances From FHLB	46,000,000	34,640,000
Other Borrowings	12,597,519	6,411,977
Advance Payments By Borrowers For Taxes and Insurance	635,964	256,730
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,680,730	4,115,956
Total Liabilities	726,451,465	708,760,208
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued and Outstanding Shares, 22,000	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	31,464	31,464
Additional Paid-In Capital	12,034,808	12,028,832
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	(25,358)
Accumulated Other Comprehensive Income	6,736,410	4,262,361
Retained Earnings	61,026,669	57,000,835
Total Shareholders' Equity	97,473,281	90,967,422
Total Liabilities And Shareholders' Equity	$823,924,746	$799,727,630

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income:
Loans	$4,912,317	$4,521,458	$14,378,826	$13,680,762
Mortgage-Backed Securities	1,192,792	1,259,822	3,672,252	4,037,511
Investment Securities	1,042,765	1,124,683	3,245,857	3,198,542
Other	4,944	1,897	14,057	6,034
Total Interest Income	7,152,818	6,907,860	21,310,992	20,922,849
Interest Expense:
NOW and Money Market Accounts	102,321	103,819	309,757	326,099
Statement Savings Accounts	8,984	7,805	25,468	22,535
Certificate Accounts	407,283	444,385	1,239,282	1,393,648
FHLB Advances and Other Borrowed Money	132,889	296,497	561,316	1,057,485
Senior Convertible Debentures	121,680	121,680	365,040	365,040
Junior Subordinated Debentures	31,445	26,279	91,002	77,070
Total Interest Expense	804,602	1,000,465	2,591,865	3,241,877
Net Interest Income	6,348,216	5,907,395	18,719,127	17,680,972
Provision For Loan Losses	—	(200,000)	—	(100,000)
Net Interest Income After Provision For Loan Losses	6,348,216	6,107,395	18,719,127	17,780,972
Non-Interest Income:
Gain on Sale of Investment Securities	360,425	7,651	772,143	1,676,404
Gain on Sale of Loans	256,918	191,194	657,473	526,295
Service Fees on Deposit Accounts	266,960	258,522	772,341	790,689
Commissions From Insurance Agency	149,529	139,980	441,519	373,639
Trust Income	197,000	152,200	521,000	449,800
BOLI Income	132,000	117,000	396,000	291,000
Check Card Fee Income	247,331	239,739	742,583	719,159
Grant Income	—	97,640	265,496	97,640
Other	170,519	164,488	504,200	482,380
Total Non-Interest Income	1,780,682	1,368,414	5,072,755	5,407,006
Non-Interest Expense:
Compensation and Employee Benefits	3,167,112	3,002,259	9,675,430	8,976,214
Occupancy	502,352	481,713	1,469,602	1,427,424
Advertising	100,251	95,226	343,034	290,951
Depreciation and Maintenance of Equipment	510,645	401,102	1,486,060	1,263,932
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	62,163	140,172	322,653	455,985
Net Cost (Benefit) of Operation of OREO	25,991	(19,713)	(647,990)	267,784
Prepayment Penalties on FHLB Advances	260,594	—	789,306	787,851
Other	1,065,209	1,029,201	3,485,289	3,249,451
Total Non-Interest Expense	5,694,317	5,129,960	16,923,384	16,719,592
Income Before Income Taxes	2,434,581	2,345,849	6,868,498	6,468,386
Provision For Income Taxes	654,850	601,446	1,805,750	1,696,268
Net Income	1,779,731	1,744,403	5,062,748	4,772,118
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available to Common Shareholders	$1,669,731	$1,634,403	$4,732,748	$4,442,118
Net Income Per Common Share (Basic)	$0.57	$0.56	$1.61	$1.51
Net Income Per Common Share (Diluted)	$0.54	$0.53	$1.53	$1.44
Cash Dividend Per Share on Common Stock	$0.08	$0.08	$0.24	$0.24
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,526	3,248,361	3,248,474	3,248,284

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2016	2015
Net Income	$1,779,731	$1,744,403
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities Available For Sale, Net of Taxes of $(774,093) and $979,277 at September 30, 2016 and 2015, Respectively	(1,263,332)	1,598,158
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $136,962 and $2,907 at September 30, 2016 and 2015, Respectively	(223,463)	(4,744)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(20,270) and $(22,996) at September 30, 2016 and 2015, Respectively	(33,128)	(37,584)
Other Comprehensive Income (Loss)	(1,519,923)	1,555,830
Comprehensive Income	$259,808	$3,300,233

	Nine Months Ended September 30,
	2016	2015
Net Income	$5,062,748	$4,772,118
Other Comprehensive Income (Loss)
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $1,861,700 and $220,764 at September 30, 2016 and 2015, Respectively	3,044,091	357,366
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $293,415 and $637,033 at September 30, 2016 and 2015, Respectively	(478,728)	(1,039,371)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(55,872) and $(29,337) at September 30, 2016 and 2015, Respectively	(91,314)	(47,948)
Other Comprehensive Income (Loss)	2,474,049	(729,953)
Comprehensive Income	$7,536,797	$4,042,165

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	$(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—	—	—	—	—	5,062,748	5,062,748
Other Comprehensive Income, Net of Tax	—	—	—	—	—	2,474,049	—	2,474,049
Stock Option Compensation Expense	—	—	—	5,976	—	—	—	5,976
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(706,914)	(706,914)
Balance at September 30, 2016	$22,000,000	$31,464	$(25,358)	$12,034,808	$(4,330,712)	$6,736,410	$61,026,669	$97,473,281

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	4,772,118	4,772,118
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	(729,953)	—	(729,953)
Common Stock Issuance	—	15	(25,358)	25,343	—	—	—	—
Stock Option Compensation Expense	—	—	—	9,507	—	—	—	9,507
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(706,914)	(706,914)
Balance at September 30, 2015	$22,000,000	$31,464	$(25,358)	$12,025,663	$(4,330,712)	$4,746,422	$56,002,664	$90,450,143

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,062,748	$4,772,118
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,053,224	914,784
Stock Option Compensation Expense	5,976	9,507
Discount Accretion and Premium Amortization	4,038,220	3,496,657
Provisions for Losses on Loans	—	(100,000)
Income From BOLI	(396,000)	(291,000)
Gain on Sales of Loans	(657,473)	(526,295)
Gain on Sales of Mortgage-Backed Securities	(55,958)	(510,702)
Gain on Sales of Investment Securities	(716,185)	(1,165,702)
Gain on Sale of OREO	(841,728)	(218,293)
Write Down on OREO	40,000	174,400
Gain on Disposal of Premises and Equipment	—	(5,647)
Amortization of Deferred Costs on Loans	88,054	47,756
Proceeds From Sale of Loans Held For Sale	23,896,772	19,049,761
Origination of Loans Held For Sale	(24,920,171)	(18,177,098)
Decrease (Increase) in Accrued Interest Receivable:
Loans	38,341	98,607
Mortgage-Backed Securities	(14,884)	55,154
Investment Securities	90,706	(122,738)
Increase in Advance Payments By Borrowers	379,234	329,797
Other, Net	2,244,880	946,839
Net Cash Provided By Operating Activities	9,335,756	8,777,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale	(37,793,135)	(30,816,752)
Principal Repayments on Mortgage-Backed Securities Available For Sale	23,942,058	21,983,963
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	3,082,591	27,329,862
Purchase of Mortgage-Backed Securities Held To Maturity	(1,507,125)	—
Principal Repayments on Mortgage-Backed Securities Held To Maturity	3,496,657	1,780,222
Purchase of Investment Securities Available For Sale	(30,233,311)	(66,339,293)
Principal Repayments on Investment Securities Available For Sale	13,174,779	—
Maturities of Investment Securities Available For Sale	5,227,465	22,152,393
Proceeds From Sale of Investment Securities Available For Sale	18,410,863	30,890,194
Purchase of FHLB Stock	(5,014,800)	(2,765,900)
Redemption of FHLB Stock	4,554,900	3,686,300
Purchase of Bank Owned Life Insurance	—	(5,000,000)
(Increase) Decrease in Loans Receivable	(19,976,753)	15,800,516
Proceeds From Sale of OREO	3,159,524	2,369,726
Purchase and Improvement of Premises and Equipment	(1,599,727)	(2,232,816)
Proceeds From Disposal of Premises and Equipment	—	8,516
Net Cash Provided (Used) By Investing Activities	(21,076,014)	18,846,931

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposit Accounts	$(1,798,293)	$(7,988,147)
Proceeds from FHLB Advances	251,755,000	199,184,000
Repayment of FHLB Advances	(240,395,000)	(218,804,000)
Increase (Decrease) in Other Borrowings, Net	6,185,542	(797,988)
Dividends to Preferred Stock Shareholders	(330,000)	(330,000)
Dividends to Common Stock Shareholders	(706,914)	(706,914)
Net Cash Provided (Used) By Financing Activities	14,710,335	(29,443,049)
Net Increase (Decrease) in Cash and Cash Equivalents	2,970,077	(1,818,213)
Cash and Cash Equivalents at Beginning of Period	8,381,951	10,192,702
Cash and Cash Equivalents at End of Period	$11,352,028	$8,374,489
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$2,565,836	$3,288,927
Income Taxes	$572,242	$1,393,388
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$323,730	$4,025,121
Transfers from Mortgage-Backed Securities Available For Sale to Held To Maturity	$—	$32,811,452

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings Available To Common Shareholders:
Net Income	$1,779,731	$1,744,403	$5,062,748	$4,772,118
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$1,669,731	$1,634,403	$4,732,748	$4,442,118

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,
	2016			2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,669,731	2,944,001	$0.57	$1,634,403	2,944,001	$0.56
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.03)	75,442	304,200	(0.03)
Unvested Restricted Stock	—	325	—	—	160	—
Diluted EPS	$1,745,173	3,248,526	$0.54	$1,709,845	3,248,361	$0.53

	Nine Months Ended September 30,
	2016			2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$4,732,748	2,944,001	$1.61	$4,442,118	2,944,001	$1.51
Effect of Dilutive Securities:
Senior Convertible Debentures	226,325	304,200	(0.07)	226,325	304,200	(0.07)
Unvested Restricted Stock	—	273	(0.01)	—	83	—
Diluted EPS	$4,959,073	3,248,474	$1.53	$4,668,443	3,248,284	$1.44

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	25,000	$23.50	29,500	$23.55
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(3,500)	23.03	—	—
Balance, End of Period	21,500	$23.57	29,500	$23.55

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	29,500	$23.55	47,500	$22.41
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(8,000)	23.47	(18,000)	20.55
Balance, End of Period	21,500	$23.57	29,500	$23.55

Options Exercisable	17,800		21,100

Options Available For Grant	50,000		50,000

At September 30, 2016, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	12,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2016 or 2015 had an exercise price below the average market price during the three or nine month periods ended September 30, 2016 or 2015. Therefore, these options were not deemed to be dilutive to EPS in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association ("FNMA") Bonds	$998,131	$19,550	$—	$1,017,681
Small Business Administration (“SBA”) Bonds	100,978,165	1,343,672	123,707	102,198,130
Tax Exempt Municipal Bonds	77,997,989	5,073,181	114,675	82,956,495
Taxable Municipal Bonds	1,014,619	26,041	—	1,040,660
Mortgage-Backed Securities	189,223,545	4,512,200	309,738	193,426,007
Equity Securities	250,438	80,896	—	331,334
Total Available For Sale	$370,462,887	$11,055,540	$548,120	$380,970,307

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$2,000,000	$—	$67,912	$1,932,088
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	12,064	1,987,936
FNMA Bonds	997,564	6,767	—	1,004,331
SBA Bonds	110,195,113	1,415,464	193,795	111,416,782
Tax Exempt Municipal Bonds	73,499,636	2,770,115	204,132	76,065,619
Mortgage-Backed Securities	180,197,347	3,281,116	681,251	182,797,212
Equity Securities	250,438	59,464	—	309,902
Total Available For Sale	$369,140,098	$7,532,926	$1,159,154	$375,513,870

The FHLB, FFCB, FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2016 the Bank held an amortized cost and fair value of $112.4 million and $115.0 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $116.8 million and $118.5 million, respectively, at December 31, 2015.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities. These securities are issued by non-governmental real estate mortgage investment conduits, which are not backed by the full faith and credit of the United States government.  At September 30, 2016 the Bank held an amortized cost and fair value of $18.6 million and $18.3 million, respectively, in private label CMO mortgage-backed securities, which are included in mortgage-backed securities in the table above, compared to an amortized cost and fair value of $3.8 million at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2016 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$60,932	$61,202
One – Five Years	17,522,944	17,846,103
Over Five – Ten Years	44,282,485	45,359,270
More Than Ten Years	119,372,981	124,277,725
Mortgage-Backed Securities	189,223,545	193,426,007
	$370,462,887	$380,970,307

At September 30, 2016 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $71.6 million and $74.1 million, respectively, compared to an amortized cost and fair value of $81.0 million and $83.2 million, respectively, at December 31, 2015.

The Bank received $6.9 million and $4.0 million in gross proceeds from sales of available for sale securities during the three months ended September 30, 2016 and 2015, respectively. As a result, the Bank recognized gross gains of $360,000 and $8,000, respectively, for the three months ended September 30, 2016 and 2015, with no gross losses recognized for the same periods.

During the nine months ended September 30, 2016 and 2015, the Bank received $21.5 million and $58.2 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $772,000 and $1.7 million, respectively, and gross losses of $0 and $47,000, respectively, for the nine months ended September 30, 2016 and 2015.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA Bonds	$16,016,982	$79,654	$6,595,575	$44,053	$22,612,557	$123,707
Tax Exempt Municipal Bonds	8,068,360	114,675	—	—	8,068,360	114,675
Mortgage-Backed Securities	25,294,568	236,812	6,766,526	72,926	32,061,094	309,738
	$49,379,910	$431,141	$13,362,101	$116,979	$62,742,011	$548,120

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$1,932,088	$67,912	$1,932,088	$67,912
FFCB Securities	1,987,936	12,064	—	—	1,987,936	12,064
SBA Bonds	25,090,453	119,533	7,982,777	74,262	33,073,230	193,795
Tax Exempt Municipal Bonds	13,668,473	175,020	709,800	29,112	14,378,273	204,132
Mortgage-Backed Securities	63,273,417	648,862	1,706,086	32,389	64,979,503	681,251
	$104,020,279	$955,479	$12,330,751	$203,675	$116,351,030	$1,159,154

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At September 30, 2016 and December 31, 2015, 21.3% and 17.6% of the unrealized losses, representing 13 and nine individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2016.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$27,483,390	$606,777	$—	$28,090,167
Total Held To Maturity	$27,483,390	$606,777	$—	$28,090,167
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$29,873,098	$22,600	$214,418	$29,681,280
Total Held To Maturity	$29,873,098	$22,600	$214,418	$29,681,280
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

Other than the mortgage-backed securities included above, there were no other investment securities classified as held to maturity at September 30, 2016 and December 31, 2015.

At September 30, 2016, the Bank held an amortized cost and fair value of $17.5 million and $17.8 million, respectively in GNMA mortgage-backed securities, which are included in the table above, compared to an amortized cost and fair value of $20.5 million and $20.4 million, respectively, at December 31, 2015. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At September 30, 2016, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $25.0 million and $25.5 million, respectively, compared to an amortized cost and fair value of $26.0 million and $25.8 million, respectively, at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

There were no gross unrealized losses at September 30, 2016. The following table shows gross unrealized losses, fair value, and length of time that individual held to maturity securities were in a continuous unrealized loss position at December 31, 2015.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2016	December 31, 2015
Residential Real Estate Loans	$81,030,012	$76,373,071
Consumer Loans	50,686,906	50,380,289
Commercial Business Loans	16,242,394	12,514,133
Commercial Real Estate Loans	211,930,466	200,083,125
Total Loans Held For Investment	359,889,778	339,350,618
Loans Held For Sale	4,143,431	2,462,559
Total Loans Receivable, Gross	364,033,209	341,813,177
Less:
Allowance For Loan Losses	8,111,111	8,275,133
Loans In Process	4,003,973	2,902,849
Deferred Loan Fees	99,555	62,466
	12,214,639	11,240,448
Total Loans Receivable, Net	$351,818,570	$330,572,729

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

	Credit Quality Measures
September 30, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$73,440,126	$687,636	$424,306	$6,477,944	$81,030,012
Consumer	47,022,390	2,506,844	7,331	1,150,341	50,686,906
Commercial Business	14,780,095	953,963	54,669	453,667	16,242,394
Commercial Real Estate	116,912,982	72,253,892	15,691,107	7,072,485	211,930,466
Total	$252,155,593	$76,402,335	$16,177,413	$15,154,437	$359,889,778

	Credit Quality Measures
December 31, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,605,311	$1,264,415	$607,336	$6,896,009	$76,373,071
Consumer	46,344,056	2,510,519	81,617	1,444,097	50,380,289
Commercial Business	10,519,123	1,465,136	102,046	427,828	12,514,133
Commercial Real Estate	129,242,390	43,863,659	17,304,431	9,672,645	200,083,125
Total	$253,710,880	$49,103,729	$18,095,430	$18,440,579	$339,350,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at September 30, 2016 and December 31, 2015:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,133,054	$2,869,815	$4,002,869	$77,027,143	$81,030,012
Consumer	855,472	46,622	283,770	1,185,864	49,501,042	50,686,906
Commercial Business	131,323	43,082	145,401	319,806	15,922,588	16,242,394
Commercial Real Estate	4,645,754	183,888	2,933,751	7,763,393	204,167,073	211,930,466
Total	$5,632,549	$1,406,646	$6,232,737	$13,271,932	$346,617,846	$359,889,778

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,144,381	$3,306,675	$4,451,056	$71,922,015	$76,373,071
Consumer	710,881	282,314	575,866	1,569,061	48,811,228	50,380,289
Commercial Business	101,201	—	178,076	279,277	12,234,856	12,514,133
Commercial Real Estate	3,309,287	929,819	2,973,135	7,212,241	192,870,884	200,083,125
Total	$4,121,369	$2,356,514	$7,033,752	$13,511,635	$325,838,983	$339,350,618

At September 30, 2016 and December 31, 2015, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2016 compared to December 31, 2015:

	September 30, 2016		December 31, 2015		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,869,815	0.81%	$3,306,675	0.98%	$(436,860)	(13.2)%
Consumer	283,770	0.08	575,866	0.17	(292,096)	(50.7)
Commercial Business	145,401	0.04	178,076	0.05	(32,675)	(18.3)
Commercial Real Estate	2,933,751	0.82	2,973,135	0.80	(39,384)	(1.3)
Total Non-accrual Loans	$6,232,737	1.75%	$7,033,752	2.09%	$(801,015)	(11.4)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214
Provision for Loan Losses	31,415	(155,298)	713,276	(589,393)	—
Charge-Offs	(137,935)	(35,312)	(150,000)	—	(323,247)
Recoveries	1,228	23,569	11,731	2,616	39,144
Ending Balance	$1,357,344	$948,935	$1,440,874	$4,363,958	$8,111,111

	Nine Months Ended September 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision for Loan Losses	160,823	(1,501)	805,195	(964,517)	—
Charge-Offs	(137,935)	(189,193)	(150,000)	(202,618)	(679,746)
Recoveries	11,273	76,476	11,731	416,244	515,724
Ending Balance	$1,357,344	$948,935	$1,440,874	$4,363,958	$8,111,111

	Three Months Ended September 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582
Provision for Loan Losses	142,917	199,719	4,565	(547,201)	(200,000)
Charge-Offs	(59,996)	(77,720)	—	(303,682)	(441,398)
Recoveries	782	26,783	564	752,710	780,839
Ending Balance	$1,393,781	$1,156,766	$752,196	$4,632,280	$7,935,023

	Nine Months Ended September 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision for Loan Losses	106,079	656,424	595,906	(1,458,409)	(100,000)
Charge-Offs	(105,912)	(471,345)	(10,947)	(750,154)	(1,338,358)
Recoveries	1,549	84,971	7,884	921,481	1,015,885
Ending Balance	$1,393,781	$1,156,766	$752,196	$4,632,280	$7,935,023

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,357,344	$1,357,344
Consumer	1,752	947,183	948,935
Commercial Business	—	1,440,874	1,440,874
Commercial Real Estate	145,953	4,218,005	4,363,958
Total	$147,705	$7,963,406	$8,111,111

	Allowance For Loan Losses
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,323,183	$1,323,183
Consumer	32,300	1,030,853	1,063,153
Commercial Business	—	773,948	773,948
Commercial Real Estate	49,300	5,065,549	5,114,849
Total	$81,600	$8,193,533	$8,275,133

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,621,211	$78,408,801	$81,030,012
Consumer	188,571	50,498,335	50,686,906
Commercial Business	145,401	16,096,993	16,242,394
Commercial Real Estate	6,796,582	205,133,884	211,930,466
Total	$9,751,765	$350,138,013	$359,889,778

	Loans Receivable
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,922,105	$73,450,966	$76,373,071
Consumer	372,382	50,007,907	50,380,289
Commercial Business	162,201	12,351,932	12,514,133
Commercial Real Estate	9,190,640	190,892,485	200,083,125
Total	$12,647,328	$326,703,290	$339,350,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $10.6 million for the three months ended September 30, 2016 compared to $14.1 million for the three months ended September 30, 2015.

The following tables present information related to impaired loans by loan category at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

	September 30, 2016			December 31, 2015
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,621,212	$2,792,712	$—	$2,922,105	$3,033,735	$—
Consumer	127,360	135,660	—	120,889	129,188	—
Commercial Business	145,401	995,401	—	162,201	362,201	—
Commercial Real Estate	6,157,972	8,118,513	—	8,620,301	10,969,642	—
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	—
Consumer	61,210	61,210	1,752	251,493	256,923	32,300
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	638,610	651,624	145,953	570,339	577,139	49,300
Total
Residential Real Estate	2,621,212	2,792,712	—	2,922,105	3,033,735	—
Consumer	188,570	196,870	1,752	372,382	386,111	32,300
Commercial Business	145,401	995,401	—	162,201	362,201	—
Commercial Real Estate	6,796,582	8,770,137	145,953	9,190,640	11,546,781	49,300
Total	$9,751,765	$12,755,120	$147,705	$12,647,328	$15,328,828	$81,600

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended September 30,
	2016		2015
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,319,559	$—	$3,084,808	$—
Consumer	128,751	—	97,894	—
Commercial Business	296,401	—	170,601	—
Commercial Real Estate	6,180,761	67,380	10,168,004	71,766
With An Allowance Recorded:
Residential Real Estate	—	—	—	—
Consumer	61,581	772	100,743	1,201
Commercial Business	—	—	—	—
Commercial Real Estate	641,743	28,534	452,393	2,303
Total
Residential Real Estate	3,319,559	—	3,084,808	—
Consumer	190,332	772	198,637	1,201
Commercial Business	296,401	—	170,601	—
Commercial Real Estate	6,822,504	95,914	10,620,397	74,069
Total	$10,628,796	$96,686	$14,074,443	$75,270

	Nine Months Ended September 30,
	2016		2015
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,469,066	$8,282	$3,132,323	$8,477
Consumer	294,714	—	100,937	247
Commercial Business	301,881	—	198,430	—
Commercial Real Estate	8,589,845	192,017	10,510,256	246,219
With An Allowance Recorded:
Residential Real Estate	—	—	—	—
Consumer	62,322	3,470	101,435	3,615
Commercial Business	—	—	—	—
Commercial Real Estate	652,867	28,534	456,982	15,919
Total
Residential Real Estate	3,469,066	8,282	3,132,323	8,477
Consumer	357,036	3,470	202,372	3,862
Commercial Business	301,881	—	198,430	—
Commercial Real Estate	9,242,712	220,551	10,967,238	262,138
Total	$13,370,695	$232,303	$14,500,363	$274,477

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at September 30, 2016 and December 31, 2015 were $5.2 million and $6.7 million, respectively.

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

The Bank did not modify any loans that were considered to be TDRs during the nine months ended September 30, 2016. The following table is a summary of loans restructured as TDRs during the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer	1	$36,460	$36,460
Commercial Real Estate	5	872,703	872,703
Total	6	$909,163	$909,163
During the nine months ended September 30, 2015, the Bank modified six loans that were considered to be TDRs, three of which were modified during the three months ended September 30, 2015. The Bank lowered the interest rate on two of the loans to allow the borrowers to begin making monthly principal and interest payments and changed the monthly payment to interest only for an agreed upon period for the other four loans.

At September 30, 2016, six loans totaling $765,000 that had previously been restructured as TDRs were in default, none of which had been restructured within the last 12 months. Three of the loans, with a balance of $637,000, defaulted during the nine month period ended September 30, 2016. In comparison, at September 30, 2015, three loans totaling $684,000 that had previously been restructured as TDRs were in default, and two of the loans, with a balance of $555,000 defaulted during the nine month period. The Bank considers any loan 30 days or more past due to be in default.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2016, it would have exceeded all regulatory capital requirements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

As of September 30, 2016, the Bank and the Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following tables provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated below:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2016
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$90,047	21.2%	$25,475	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	99,874	23.5%	33,967	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	67,536	15.9%	19,106	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	90,047	11.1%	32,338	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,588	20.9%	$25,457	6.0%	$33,943	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,926	22.1%	33,943	8.0%	42,428	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,588	20.9%	19,093	4.5%	27,578	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,588	11.0%	32,329	4.0%	40,411	5.0%

December 31, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$84,672	21.7%	$23,429	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	95,429	24.4%	31,239	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	63,504	16.3%	17,572	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	84,672	10.6%	31,811	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,728	22.5%	$23,440	6.0%	$31,254	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,653	23.7%	31,254	8.0%	39,067	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,728	22.5%	17,580	4.5%	25,394	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,728	11.0%	31,801	4.0%	39,751	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2016, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and two equity investments. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At September 30, 2016 and December 31, 2015, the recorded investment in impaired loans was $9.8 million and $12.6 million, respectively.

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

Assets measured at fair value on a recurring basis at September 30, 2016 were as follows:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FNMA Bonds	$—	$1,017,681	$—
SBA Bonds	—	102,198,130	—
Tax Exempt Municipal Bonds	—	82,956,495	—
Taxable Municipal Bonds		1,040,660
Mortgage-Backed Securities	—	193,426,007	—
Equity Securities	—	331,334	—
Total	$—	$380,970,307	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$1,932,088	$—
FFCB Securities	—	1,987,936	—
FNMA Bonds	—	1,004,331	—
SBA Bonds	—	111,416,782	—
Tax Exempt Municipal Bonds	—	76,065,619	—
Mortgage-Backed Securities	—	182,797,212	—
Equity Securities	—	309,902	—
Total	$—	$375,513,870	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance at September 30, 2016
Mortgage Loans Held For Sale	$—	$4,143,431	$—	$4,143,431
Collateral Dependent Impaired Loans (1)	—	—	9,604,060	9,604,060
Foreclosed Assets	—	—	2,327,345	2,327,345
Total	$—	$4,143,431	$11,931,405	$16,074,836
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $147,705

Assets:	Level 1	Level 2	Level 3	Balance at December 31, 2015
Mortgage Loans Held For Sale	$—	$2,462,559	$—	$2,462,559
Collateral Dependent Impaired Loans (1)	—	—	12,565,728	12,565,728
Foreclosed Assets	—	—	4,361,411	4,361,411
Total	$—	$2,462,559	$16,927,139	$19,389,698
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $81,600

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2016 or December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$9,604,060	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 16%

Foreclosed Assets	2,327,345	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 100%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 presented in accordance with the applicable accounting guidance.

	September 30, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$11,352	$11,352	$11,352	$—	$—
Certificates of Deposits with Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	408,454	409,060	—	409,060	—
Loans Receivable, Net	351,819	353,269	—	—	353,269
FHLB Stock	2,675	2,675	2,675	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$429,109	$429,109	$429,109	$—	$—
Certificate Accounts	221,189	220,988	—	220,988	—
Advances from FHLB	46,000	46,069	—	46,069	—
Other Borrowed Money	12,598	12,598	12,598	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$8,382	$8,382	$8,382	$—	$—
Certificates of Deposits with Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	405,387	405,196	—	405,196	—
Loans Receivable, Net	330,573	327,460	—	—	327,460
FHLB Stock	2,215	2,215	2,215	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$415,975	$415,975	$415,975	$—	$—
Certificate Accounts	236,122	235,476	—	235,476	—
Advances from FHLB	34,640	35,676	—	35,676	—
Other Borrowed Money	6,412	6,412	6,412	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2016, the Bank had $70.0 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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
In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that the following subsequent event required disclosure.

On September 29, 2010, the Company issued 22,000 shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury (“Treasury”) in connection with its participation in the Community Development Capital Initiative.

On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock from Treasury for a repurchase amount of $21.3 million plus accrued but unpaid interest of $93,000 for a total payment amount of $21.4 million. In connection with this repurchase, the Company obtained a $14 million term loan with another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points.  The note matures on October 1, 2019.

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

Financial Condition at September 30, 2016 and December 31, 2015

Assets
Total assets increased $24.2 million or 3.0% to $823.9 million at September 30, 2016 from $799.7 million at December 31, 2015. The primary reason for the increase in total assets was an increase of $21.2 million or 6.4% in loans receivable. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2016	December 31, 2015	Amount	Percent
Cash and Cash Equivalents	$11,352,028	$8,381,951	$2,970,077	35.4%
Investment and Mortgage-Backed Securities – Available For Sale	380,970,307	375,513,870	5,456,437	1.5
Investment and Mortgage-Backed Securities – Held To Maturity	27,483,390	29,873,098	(2,389,708)	(8.0)
Loans Receivable, Net	351,818,570	330,572,729	21,245,841	6.4
OREO	2,327,345	4,361,411	(2,034,066)	(46.6)
Premises and Equipment, Net	20,663,421	20,116,918	546,503	2.7
FHLB Stock	2,674,700	2,214,800	459,900	20.8
BOLI	16,969,045	16,573,045	396,000	2.4
Other Assets	2,110,251	4,449,956	(2,339,705)	(52.6)

Cash and cash equivalents increased $3.0 million or 35.4% to $11.4 million at September 30, 2016 from $8.4 million at December 31, 2015. Investment and mortgage-backed securities available for sale increased $5.5 million or 1.5% to $381.0 million at September 30, 2016 from $375.5 million at December 31, 2015. Investment and mortgage-backed securities held to maturity decreased $2.4 million or 8.0% to $27.5 million at September 30, 2016 from $29.9 million at December 31, 2015. The Bank purchased 45 investment and mortgage-backed securities classified as available for sale for $68.0 million and one mortgage-backed security classified as held to maturity for $1.5 million during the nine months ended of September 30, 2016.

Loans receivable, net, increased $21.2 million or 6.4% to $351.8 million at September 30, 2016 from $330.6 million at December 31, 2015 as a result of increased loan originations in all loan categories. Residential real estate loans increased $4.7 million or 6.1%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

to $81.0 million at September 30, 2016 from $76.4 million at December 31, 2015. Commercial real estate loans increased $11.8 million or 5.9% to $211.9 million at September 30, 2016 from $200.1 million at December 31, 2015. Commercial business loans increased $3.7 million or 29.8% to $16.2 million at September 30, 2016 from $12.5 million at December 31, 2015. Consumer loans increased $307,000 or 0.6% to $50.7 million at September 30, 2016 compared to $50.4 million at December 31, 2015. Loans held for sale increased $1.7 million or 68.3% to $4.1 million at September 30, 2016 from $2.5 million at December 31, 2015.
OREO decreased $2.0 million or 46.6% to $2.3 million at September 30, 2016 from $4.4 million at December 31, 2015. The decrease was due to the sale of 14 OREO properties during the nine months ended September 30, 2016 with a total book value of $2.3 million offset slightly by the addition of four OREO properties with a total book value of $324,000. At September 30, 2016, OREO consisted of the following real estate properties: six single-family residences and 23 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; four parcels of commercial land in South Carolina; one commercial building in South Carolina; and eight lots within a residential subdivision and the adjacent 22.96 acres of land in Aiken, South Carolina.
Premises and equipment, net increased $547,000 or 2.7% to $20.7 million at September 30, 2016 from $20.1 million at December 31, 2015. The increase was primarily due to additions to construction in progress related to the construction of the Bank's new branch in Evans, Georgia, which is scheduled to open in early 2017.
The cash value of BOLI increased $396,000 or 2.4% to $17.0 million at September 30, 2016 compared to $16.6 million at December 31, 2015. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Bank’s employee benefits programs and to provide key person insurance on certain officers of the Company.
FHLB stock increased $460,000 or 20.8% to $2.7 million at September 30, 2016 compared to $2.2 million at December 31, 2015 as a result of an increase in advances from the FHLB. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have increased, so has its required investment in FHLB stock.
Other assets decreased $2.3 million or 52.6% to $2.1 million at September 30, 2016 from $4.4 million at December 31, 2015. The decrease was primarily the result of a $2.0 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	September 30, 2016		December 31, 2015		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$160,298,382	0.02%	$155,765,968	0.03%	$4,532,414	2.9%
Money Market	233,352,617	0.17	229,016,993	0.16	4,335,624	1.9
Statement Savings Accounts	35,458,314	0.10	31,191,828	0.10	4,266,486	13.7
Total	$429,109,313	0.11%	$415,974,789	0.11%	$13,134,524	3.2%

Certificate Accounts
0.00 – 0.99%	$157,954,136		$175,755,511		$(17,801,375)	(10.1)%
1.00 – 1.99%	62,535,859		51,479,431		11,056,428	21.5
2.00 – 2.99%	698,944		8,886,814		(8,187,870)	(92.1)
Total	221,188,939	0.75%	236,121,756	0.69%	(14,932,817)	(6.3)%
Total Deposits	$650,298,252	0.32%	$652,096,545	0.32%	$(1,798,293)	(0.3)%

Included in the certificate accounts above were $38.3 million and $42.5 million in brokered deposits at September 30, 2016 and December 31, 2015, respectively, with a weighted average interest rate of 1.09% and 0.94%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	September 30, 2016		December 31, 2015		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2016	$17,500,000	1.48%	$16,740,000	1.51%	$760,000	4.54%
2017	7,500,000	0.75	12,900,000	4.38	(5,400,000)	(41.86)
2018	10,000,000	1.05	5,000,000	3.39	5,000,000	100.00
2019	8,000,000	1.16	—	—	8,000,000	100.00
Thereafter	3,000,000	1.38	—	—	3,000,000	—
Total Advances	$46,000,000	1.21%	$34,640,000	3.87%	$11,360,000	32.79%
Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $69.6 million and $67.5 million at September 30, 2016, respectively, and $77.8 million and $74.7 million at December 31, 2015, respectively. Advances are subject to prepayment penalties. During the nine months ended September 30, 2016, the Bank prepaid three FHLB advances totaling $17.9 million and incurred $789,000 in prepayment penalties in order to reduce interest expense in future periods and improve net interest spread.
There were no callable FHLB advances at September 30, 2016. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.
Other Borrowings – The Bank had $12.6 million in other borrowings (non-FHLB advances) at September 30, 2016, an increase of $6.2 million or 96.5% from $6.4 million at December 31, 2015. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both September 30, 2016 and December 31, 2015, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $18.6 million and $19.0 million, respectively, at September 30, 2016 and $14.3 million and $14.6 million, respectively, at December 31, 2015.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.55% at September 30, 2016. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.
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

Equity – Shareholders’ equity increased $6.5 million or 7.2% to $97.5 million at September 30, 2016 from $91.0 million at December 31, 2015. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $2.5 million or 58.0% to $6.7 million at September 30, 2016 from $4.3 million at December 31, 2015. The Company’s net income available for common shareholders was $4.7 million for the nine months ended September 30, 2016, after payment of $330,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $707,000 during the nine months ended September 30, 2016. Book value per common share was $25.62 at September 30, 2016 compared to $23.41 at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2016 and 2015
Net Income Available to Common Shareholders - Net income available to common shareholders increased $35,000 or 2.2% to $1.7 million or $0.54 per diluted common share for the three months ended September 30, 2016 compared to $1.6 million or $0.53 per diluted common share for the three months ended September 30, 2015. The increase in earnings was primarily the result of increases in net interest income and non-interest income offset by an increase in non-interest expense.
Net Interest Income - The net interest margin on a tax equivalent basis increased 19 basis points to 3.46% for the three months ended September 30, 2016 from 3.27% for the comparable period in 2015 as the average yield earned on interest-earning assets increased to 3.89% and the average cost of interest-bearing liabilities declined to 0.49%. Net interest income increased $441,000 or 7.5% to $6.3 million during the three months ended September 30, 2016, compared to $5.9 million for the same period in 2015. During the three months ended September 30, 2016, average interest earning assets increased $10.2 million or 1.4% to $755.4 million from $745.2 million for the same period in 2015. Average interest-bearing liabilities increased $5.2 million or 0.8% to $652.5 million for the three months ended September 30, 2016 from $647.2 million for the comparable period in 2015.
Interest Income - Total tax equivalent interest income increased $247,000 or 3.5% to $7.3 million during the three months ended September 30, 2016 compared to $7.1 million during the same period in 2015. This increase was the result of an eight basis point increase in the yield on interest-earning assets. Total interest income on loans increased $391,000 or 8.6% to $4.9 million during the three months ended September 30, 2016 from $4.5 million during the comparable period in 2015. The increase was the result of a $28.7 million or 9.0% increase in the average loan portfolio balance to $347.7 million for the three months ended September 30, 2016 offset by a decrease of two basis points in the yield. Interest income from mortgage-backed securities decreased $67,000 or 5.3% to $1.2 million from $1.3 million during the same period in 2015 as a result of a 15 basis point decrease in the portfolio yield offset by a $2.5 million increase in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities decreased $80,000 or 6.1% to $1.2 million during the three months ended September 30, 2016 from $1.3 million during the same period in 2015 due to a $19.7 million or 9.7% decrease in the average balance of the investment securities portfolio offset by a 10 basis point increase in the yield.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Increase (Decrease) In Interest Income
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$347,680,574	5.65%	$318,992,863	5.67%	$390,859
Mortgage-Backed Securities	219,616,424	2.17	217,157,267	2.32	(67,030)
Investment Securities(2)	184,332,296	2.66	204,071,269	2.56	(79,660)
Overnight Time and Certificates of Deposit	3,725,864	0.53	4,945,029	0.15	3,047
Total Interest-Earning Assets	$755,355,158	3.89%	$745,166,428	3.81%	$247,216
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $183,850 and $181,592 for the quarters ended September 30, 2016 and 2015, respectively.
Interest Expense - Total interest expense decreased $196,000 or 19.6% to $805,000 during the quarter ended September 30, 2016 compared to $1.0 million for the same period in 2015. The decrease in total interest expense was attributable to decreases in interest rates paid offset by a $5.2 million or 0.8% increase in the average balance of interest-bearing liabilities to $652.5 million for the three months ended September 30, 2016. Interest expense on deposits decreased $37,000 or 6.7% to $519,000 during the quarter ended September 30, 2016 compared to $556,000 for the same period in 2015. The decrease was attributable to a two basis point decrease in the cost of deposit accounts combined with a $10.2 million or 1.7% decrease in average interest-bearing deposits to $586.0 million for the quarter ended September 30, 2016 compared to $596.2 million for the quarter ended September 30, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on FHLB advances and other borrowings decreased $164,000 or 55.2% to $133,000 during the quarter ended September 30, 2016 from $296,000 for the same period in 2015. The decrease was attributable to a 202 basis point decrease in the yield offset by a $15.4 million or 38.8% increase in the average balance of FHLB advances and other borrowed money to $55.3 million during the quarter ended September 30, 2016 from $39.8 million for the same period in 2015. During the quarter ended September 30, 2016 the Bank prepaid one FHLB advance with a balance of $5.0 million at a 3.4% rate in order to reduce interest expense in future periods and improve its net interest spread.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Increase (Decrease) In Interest Expense
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$328,232,542	0.12%	$322,814,725	0.13%	$(1,498)
Statement Savings Accounts	35,673,260	0.10	31,006,921	0.10	1,179
Certificate Accounts	222,077,392	0.73	242,356,598	0.73	(37,102)
FHLB Advances and Other Borrowed Money	55,272,079	0.96	39,827,699	2.98	(163,608)
Junior Subordinated Debentures	5,155,000	2.44	5,155,000	2.04	5,166
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$652,494,273	0.49%	$647,244,943	0.62%	$(195,863)
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

The Company had net charge-offs of $284,000 for the quarter ended September 30, 2016 compared to net recoveries of $339,000 for the same three month period in 2015. There was no provision for loan losses recorded during the quarter ended September 30, 2016 compared to a negative provision of $200,000 for the quarter ended September 30, 2015. The negative provision was the result of an increase in recoveries and a decrease in non-performing assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table includes selected activity associated with the allowance for loan losses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Beginning Balance	$8,395,214	$7,795,582
Provision for Loan Losses	—	(200,000)
Charge-offs	(323,247)	(441,398)
Recoveries	39,144	780,839
Net (Charge-offs) Recoveries	(284,103)	339,441
Ending Balance	$8,111,111	$7,935,023

Allowance For Loan Losses as a Percentage of Gross Loans Receivable, Held For Investment at the End of the Period	2.3%	2.4%
Allowance For Loan Losses as a Percentage of Impaired Loans at the End of the Period	83.2%	57.2%
Impaired Loans	$9,751,765	$13,883,988
Gross Loans Receivable, Held For Investment (1)	$355,786,250	$326,171,126
Total Loans Receivable, Net	$351,818,570	$319,754,734
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

Non-Interest Income - Non-interest income increased $412,000 or 30.1% to $1.8 million for the three months ended September 30, 2016, compared to $1.4 million for the three months ended September 30, 2015. The following table provides a detailed analysis of the changes in the components of non-interest income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Gain on Sale of Investment Securities	$360,425	$7,651	$352,774	4,610.8%
Gain on Sale of Loans	256,918	191,194	65,724	34.4
Service Fees on Deposit Accounts	266,960	258,522	8,438	3.3
Commissions From Insurance Agency	149,529	139,980	9,549	6.8
Bank Owned Life Insurance Income	132,000	117,000	15,000	12.8
Trust Income	197,000	152,200	44,800	29.4
Check Card Fee Income	247,331	239,739	7,592	3.2
Grant Income	—	97,640	(97,640)	(100.0)
Other	170,519	164,488	6,031	3.7
Total Non-Interest Income	$1,780,682	$1,368,414	$412,268	30.1%

Gain on sale of investment securities increased $353,000 or 4,610.8% to $360,000 during the quarter ended September 30, 2016, compared to $8,000 for the same period last year due to an increase in the number of investment securities sold. The Bank sold eight investment securities during the quarter ended September 30, 2016 compared to two during the same period in 2015.

Income from the cash value of BOLI increased $15,000 or 12.8% to $132,000 during the quarter ended September 30, 2016 from $117,000 for the same period in 2015. The Company did not receive any life insurance proceeds during the third quarter of 2016 or 2015. All BOLI income recognized during both quarters was related to accrued interest credited to the cash surrender value underlying the BOLI policies.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense –For the quarter ended September 30, 2016, non-interest expense increased $564,000 or 11.0% to $5.7 million compared to $5.1 million for the same period in 2015. The following table provides a detailed analysis of the changes in the components of non-interest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Compensation and Employee Benefits	$3,167,112	$3,002,259	$164,853	5.5%
Occupancy	502,352	481,713	20,639	4.3
Advertising	100,251	95,226	5,025	5.3
Depreciation and Maintenance of Equipment	510,645	401,102	109,543	27.3
FDIC Insurance Premiums	62,163	140,172	(78,009)	(55.7)
Net Cost of Operation of OREO	25,991	(19,713)	45,704	(231.8)
Prepayment Penalties on FHLB Advances	260,594	—	260,594	100.0
Other	1,065,209	1,029,201	36,008	3.5
Total Non-Interest Expense	$5,694,317	$5,129,960	$564,357	11.0%

Compensation and employee benefits expenses increased $165,000 or 5.5% to $3.2 million for the three months ended September 30, 2016 compared to $3.0 million for the same period last year due to general cost of living increases.

Depreciation and maintenance of equipment increased $110,000 or 27.3% to $511,000 during the quarter ended September 30, 2016 from $401,000 during the quarter ended September 30, 2015. The increase was primarily related to the most recent branch opened in Ballentine in December 2015 which added $2.6 million in depreciable fixed assets to the balance sheet.

The Company incurred a prepayment penalty of $261,000 for prepaying one FHLB advance during the three months ended September 30, 2016 compared to no prepayment penalties during the same period in 2015. The Company elected to prepay this higher rate advance in order to reduce interest expense in future periods and improve net interest spread.

Provision For Income Taxes – The provision for income taxes increased $53,000 or 8.9% to $655,000 for the quarter ended September 30, 2016 from $601,000 for the same period one year ago. Income before income taxes was $2.4 million for the quarter ended September 30, 2016 compared to $2.3 million for the same quarter in 2015. The Company’s combined federal and state effective income tax rate for the current quarter was 26.9% compared to 25.6% for the same quarter one year ago.

Results of Operations for the Nine Month Periods Ended September 30, 2016 and 2015

Net Income Available to Common Shareholders - Net income available to common shareholders increased $291,000 or 6.5% to $4.7 million for the nine months ended September 30, 2016 compared to $4.4 million for the nine months ended September 30, 2015. The increase in earnings was primarily the result of an increase in net interest income offset by a decrease in non-interest income and an increase in non-interest expense.

Net Interest Income - The net interest margin on a tax equivalent basis increased 23 basis points to 3.42% for the nine months ended September 30, 2016 from 3.19% for the comparable period in 2015. Net interest income increased $1.0 million or 5.9% to $18.7 million for the nine months ended September 30, 2016 compared to $17.7 million during the same period in 2015. During the nine months ended September 30, 2016, average interest earning assets decreased $16.2 million or 2.1% to $750.7 million from $758.0 million for the nine months ended September 30, 2015, while average interest-bearing liabilities decreased $12.3 million or 1.9% to $650.0 million for the nine months ended September 30, 2016 from $662.2 million for the same period in 2015.
Interest Income - Total tax equivalent interest income increased $461,000 or 2.2% to $21.9 million during the nine months ended September 30, 2016 from $21.4 million for the same period in 2015. This increase was primarily the result of a 12 basis point increase in the yield on interest-earning assets. Total interest income on loans increased $698,000 or 5.1% to $14.4 million during the nine months ended September 30, 2016 from $13.7 million for the same period in 2015. The increase was a result of a $12.5 million or 3.8% increase in the average loan portfolio to $339.6 million from $327.1 million for the same period in 2015 combined with a seven basis point increase in the yield. Interest income from mortgage-backed securities decreased $365,000 or 9.0% to $3.7 million for the nine months ended September 30, 2016 from $4.0 million for the same period in 2015 as a result of an 11

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

basis point decrease in the portfolio yield combined with a $10.6 million or 4.6% decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities increased $120,000 or 3.3% to $3.8 million for the nine months ended September 30, 2016 from $3.7 million for the same period in 2015 due to a 20 basis point increase in the yield offset by a $8.5 million or 4.3% decrease in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,				Increase (Decrease) In Interest Income
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$339,586,855	5.65%	$327,091,312	5.58%	$698,064
Mortgage-Backed Securities	219,104,199	2.23	229,664,849	2.34	(365,259)
Investment Securities(2)	187,917,792	2.69	196,423,029	2.49	120,442
Overnight Time and Certificates of Deposit	4,062,429	0.46	4,776,354	0.17	8,023
Total Interest-Earning Assets	$750,671,275	3.88%	$757,955,544	3.76%	$461,270
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $540,948 and $467,821 for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense - Interest expense decreased $650,000 or 20.1% to $2.6 million during the nine months ended September 30, 2016 compared to $3.2 million for the same period in 2015. The decrease in total interest expense is attributable to decreases in interest rates paid and a $12.3 million or 1.9% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $168,000 or 9.6% to $1.6 million during the nine months ended September 30, 2016 compared to $1.7 million for the same period last year. The decrease was attributable to a three basis point decrease in the cost of deposit accounts combined with an $11.3 million or 1.9% decrease in average interest-bearing deposits to $592.5 million for the nine months ended September 30, 2016 compared to $603.8 million for the nine months ended September 30, 2015. The decrease was concentrated in the certificate accounts, which decreased $19.3 million or 7.7% to $230.6 million during the nine months ended September 30, 2016 from $249.9 million for the same period in 2015. The Bank is focusing on increasing its core deposits, or deposits other than time deposits, and has been competing less aggressively for time deposits.

Interest expense on FHLB advances and other borrowings decreased $496,000 or 46.9% to $561,000 during the nine months ended September 30, 2016 from $1.1 million during the same period in 2015. The average balance of FHLB advances and other borrowed money decreased $956,000 or 2.0% to $46.2 million during the nine months ended September 30, 2016 from $47.2 million for the same period last year. During the nine months ended September 30, 2015 the Bank prepaid $17.9 million in FHLB advances with a weighted average rate of 4.1% in order to reduce interest expense in future periods and improve net interest spread.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,				Increase (Decrease) In Interest Expense
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$327,971,402	0.13%	$323,744,195	0.13%	$(16,342)
Statement Savings Accounts	33,969,461	0.10	30,176,938	0.10	2,933
Certificates Accounts	230,563,133	0.72	249,878,789	0.74	(154,366)
FHLB Advances and Other Borrowed Money	46,227,108	1.62	47,182,869	2.99	(496,169)
Junior Subordinated Debentures	5,155,000	2.35	5,155,000	1.99	13,932
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$649,970,104	0.53%	$662,221,791	0.65%	$(650,012)
(1) Annualized

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses - There was no provision for loan losses for the nine months ended September 30, 2016 compared to a negative provision of $100,000 for the same period in the prior year. The Company had net charge-offs of $164,000 for the nine months ended September 30, 2016 compared to net charge-offs of $322,000 during the comparable period in 2015. The following table details selected activity associated with the allowance for loan losses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning Balance	$8,275,133	$8,357,496
Provision for Loan Losses	—	(100,000)
Charge-offs	(679,746)	(1,338,358)
Recoveries	515,724	1,015,885
Net Charge-offs	(164,022)	(322,473)
Ending Balance	$8,111,111	$7,935,023

Non-Interest Income - Non-interest income decreased $334,000 or 6.2% to $5.1 million for the nine months ended September 30, 2016, compared to $5.4 million for the nine months ended September 30, 2015. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Gain on Sale of Investment Securities	$772,143	$1,676,404	$(904,261)	(53.9)%
Gain on Sale of Loans	657,473	526,295	131,178	24.9
Service Fees on Deposit Accounts	772,341	790,689	(18,348)	(2.3)
BOLI Income	396,000	291,000	105,000	36.1
Commissions From Insurance Agency	441,519	373,639	67,880	18.2
Trust Income	521,000	449,800	71,200	15.8
Check Card Fee Income	742,583	719,159	23,424	3.3
Grant Income	265,496	97,640	167,856	171.9
Other	504,200	482,380	21,820	4.5
Total Non-Interest Income	$5,072,755	$5,407,006	$(334,251)	(6.2)%

Gain on sale of investment securities was $772,000 during the nine months ended September 30, 2016, a decrease of $904,000 or 53.9% compared to a gain of $1.7 million during the same period last year. The decrease resulted from a decrease in the sale of investment securities. The Bank sold 19 investment securities and received gross proceeds of $21.5 million during the nine months ended September 30, 2016 compared to 43 investment securities sold with gross proceeds of $58.2 million during the comparable period of 2015.

Grant income increased $168,000 or 171.9% to $265,000 during the nine months ended September 30, 2016 compared to $98,000 during the same period in 2015. The grant received in 2016 was awarded by the Bank Enterprise Award Program in recognition of the Bank’s investments in distressed communities and its continued commitment to community development. The amount of the award increases as the Bank’s investment in these distressed communities increases.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense – For the nine months ended September 30, 2016, non-interest expense decreased $204,000 or 1.2% to $16.9 million compared to $16.7 million for the same period in 2015. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Compensation and Employee Benefits	$9,675,430	$8,976,214	$699,216	7.8%
Occupancy	1,469,602	1,427,424	42,178	3.0
Advertising	343,034	290,951	52,083	17.9
Depreciation and Maintenance of Equipment	1,486,060	1,263,932	222,128	17.6
FDIC Insurance Premiums	322,653	455,985	(133,332)	(29.2)
Net Cost of Operation of OREO	(647,990)	267,784	(915,774)	(342.0)
Prepayment Penalties on FHLB Advances	789,306	787,851	1,455	0.2
Other	3,485,289	3,249,451	235,838	7.3
Total Non-Interest Expense	$16,923,384	$16,719,592	$203,792	1.2%

Compensation and employee benefits expenses were $9.7 million for the nine months ended September 30, 2016, an increase of $699,000 or 7.8% from $9.0 million during the same period last year. The increase was due to general increases in the economy combined with increases related to the addition of several new employees during the nine months ended September 30, 2016.

Depreciation and maintenance of equipment increased $222,000 or 17.6% to $1.5 million during the nine months ended September 30, 2016 from $1.3 million during the nine months ended September 30, 2015. The increase was primarily related to the most recent branch opened in Ballentine in December 2015 which added $2.6 million in depreciable fixed assets to the balance sheet.

The Company had a net gain from the operation of OREO properties of $648,000 during the nine months ended September 30, 2016 compared to a net cost of $268,000 during the nine months ended September 30, 2015. The majority of the net gain for the nine months ended September 30, 2016 was related to the sale of one OREO property in February 2016, which resulted in a $739,000 gain that was recorded as an offset to the cost of operating OREO properties during the nine months ended September 30, 2016.

Other expenses increased $236,000 or 7.3% to $3.5 million for the nine months ended September 30, 2016 compared to $3.2 million for the same period in the prior year. Other expenses include legal, professional, and consulting fees; supplies; telephone and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes increased $109,000 or 6.5% to $1.8 million for the nine months ended September 30, 2016 from $1.7 million for the same period in 2015. Income before taxes was $6.9 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s combined federal and state effective income tax rate was 26.3% for the nine months ended September 30, 2016 compared to 26.2% for the same period in 2015.

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

During the nine months ended September 30, 2016 loan disbursements exceeded loan repayments resulting in a $21.2 million or 6.4% increase in total net loans receivable. During the nine months ended September 30, 2016, deposits decreased $1.8 million or 0.3% and FHLB advances increased $11.4 million or 32.8%. The Bank had $214.1 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2016, the Bank had $131.8 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2016, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 20.9%, 11.0%, 20.9%, and 22.1%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 15.9%, 11.1%, 21.2%, and 23.5%, respectively, at September 30, 2016.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2016.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$610	$2,089	$23,505	$26,204	$43,422	$69,626
Standby Letters of Credit	—	191	211	402	—	402
Total	$610	$2,280	$23,716	$26,606	$43,422	$70,028

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

For the three and nine months ended September 30, 2016, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.39% and 3.35%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	November 14, 2016	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 14, 2016	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements