Form 10-K
period 2016-12-31
SECURITY FEDERAL CORP
filed 2017-03-20
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of March 20, 2017, there were issued and outstanding 2,945,474 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2016, was $39.2 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2016. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

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

i

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

As used throughout this report, the terms "we," "our," or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

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

ii

PART I

Item 1.  Business

Security Federal Corporation

Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for Security Federal Bank ("Security Federal" or the "Bank") upon the Bank's conversion from mutual to stock form (the "Conversion").  Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.  On December 28, 2011, the Company reorganized into a bank holding company in connection with the Bank's conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the reorganization, the Federal Reserve became the Company's primary federal regulator. On January 17, 2013, the Board of Directors of the Company determined to change the Company's fiscal year end from March 31 to December 31. As a result of this change, the Company filed a Transition Report on Form 10-K for the nine-month transition period from April 1, 2012 to December 31, 2012.

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

At December 31, 2016, the Company had assets of $812.7 million, deposits of $654.1 million and shareholders' equity of $71.1 million.

The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 14 branch offices in Aiken, Richland and Lexington counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the South Carolina State Board of Financial Institutions ("State Board") and the FDIC.

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

Security Federal has one active wholly owned subsidiary, Security Federal Insurance, which is an insurance agency subsidiary that offers auto, business, health and home insurance. Security Federal Insurance also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries. Security Federal also has one inactive subsidiary, Security Financial Services Corporation, which was formed in 1975.

Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Company’s 2016 Annual Report to Shareholders (“Annual Report”).

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$72,366	19.5%	$70,762	20.7%	$75,099	21.5%	$77,169	20.7%	$88,895	21.6%
Owner occupied residential construction	9,858	2.6	8,074	2.4	4,049	1.2	7,069	1.9	6,553	1.6
Total residential real estate loans	82,224	22.1	78,836	23.1	79,148	22.7	84,238	22.6	95,448	23.2
Commercial loans:
Commercial business	16,279	4.4	12,514	3.7	10,564	3.0	7,775	2.1	8,064	2.0
Commercial real estate	208,958	56.2	187,934	55.0	196,107	56.1	220,311	59.1	241,268	58.8
Multi-family	13,641	3.7	12,149	3.6	13,424	3.8	8,089	2.2	9,656	2.3
Total commercial loans	238,878	64.3	212,597	62.2	220,095	62.9	236,175	63.4	258,988	63.1
Consumer loans:
Deposit account	400	0.1	487	0.1	627	0.2	656	0.2	942	0.2
Home equity lines	24,615	6.6	24,163	7.1	24,157	6.9	25,156	6.7	26,330	6.4
Consumer first and second mortgages	5,527	1.5	6,959	2.0	7,905	2.3	9,385	2.5	11,393	2.8
Premium finance	4,250	1.1	3,409	1.0	3,260	0.9	2,626	0.7	2,644	0.6
Other	15,876	4.3	15,362	4.5	14,442	4.1	14,383	3.9	15,286	3.7
Total consumer loans	50,668	13.6	50,380	14.7	50,391	14.4	52,206	14.0	56,595	13.7
Total loans	371,770	100.0%	341,813	100.0%	349,634	100.0%	372,619	100.0%	411,031	100.0%
Less:
Loans in process	3,526		2,903		1,379		3,465		2,002
Deferred fees and discount	165		62		24		(5)		5
Allowance for loan losses	8,356		8,275		8,357		10,242		11,318
Total loans receivable	$359,723		$330,573		$339,874		$358,917		$397,706

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$17,336	4.7%	$14,158	4.1%	$12,832	3.7%	$11,061	3.0%	$15,479	3.8%
Commercial business and commercial real estate	203,032	54.6	180,285	52.7	185,862	53.2	201,048	54.0	208,604	50.7
Consumer	22,310	6.0	22,286	6.5	21,983	6.2	22,482	6.0	24,503	6.0
Total fixed rate loans	$242,678	65.3	$216,729	63.4	$220,677	63.1	$234,591	63.0	$248,586	60.5
Adjustable rate loans
Residential real estate	$64,888	17.5	$64,678	18.9	$66,316	19.0	$73,177	19.6	$79,969	19.5
Commercial business and commercial real estate	35,846	9.6	32,312	9.5	34,233	9.8	35,127	9.4	50,384	12.2
Consumer	28,358	7.6	28,094	8.2	28,408	8.1	29,724	8.0	32,092	7.8
Total adjustable rate loans	129,092	34.7	125,084	36.6	128,957	36.9	138,028	37.0	162,445	39.5
Total loans	$371,770	100.0%	$341,813	100.0%	$349,634	100.0%	$372,619	100.0%	$411,031	100.0%
Less
Loans in process	$3,526		$2,903		$1,379		$3,465		$2,002
Deferred fees and discounts	165		62		24		(5)		5
Allowance for loan losses	8,356		8,275		8,357		10,242		11,318
Total loans receivable	$359,723		$330,573		$339,874		$358,917		$397,706

As of December 31, 2016, the total amount of loans due after December 31, 2017, which have predetermined or fixed interest rates was $171.7 million, and the total amount of loans due after that date which have floating or adjustable interest rates was $113.5 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2016.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction	Consumer	Commercial Construction and A&D	Commercial Business and Commercial Real Estate	Total Loans
	(In Thousands)
Six months or less (1)	$4,198	$7,061	$10,225	$11,612	$12,265	$45,361
Over six months to one year	69	2,797	1,020	11,616	25,653	41,155
Over one year to three years	929	—	5,523	5,357	75,548	87,357
Over three to five years	738	—	5,831	2,744	57,554	66,867
Over five to ten years	1,615	—	8,529	337	25,288	35,769
Over ten years	64,817	—	19,540	144	10,760	95,261
Total	$72,366	$9,858	$50,668	$31,810	$207,068	$371,770
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

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

	Years Ended December 31,				Nine Months Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$19,851	$14,298	$11,758	$13,021	$6,986
Fixed rate - residential real estate (1)	35,435	24,181	23,617	28,892	24,136
Consumer	18,441	11,540	10,635	10,840	7,315
Commercial business and commercial real estate	190,914	130,241	116,169	172,694	113,629
Total loans originated/ renewed	264,641	180,260	162,179	225,447	152,066
Loans Purchased	5,005	—	—	—	—
Less:
Loans Sold:
Fixed rate - residential real estate	33,654	23,583	22,986	32,272	22,037
Adjustable rate- residential real estate	—	—	—	—	725
Fixed rate - commercial real estate	—	—	—	—	996
Transfers to OREO	1,026	4,363	1,638	3,861	2,456
Principal repayments	205,009	160,135	160,540	227,726	159,856
Increase (decrease) in other items, net	807	1,481	(3,942)	377	(3,199)
Net increase (decrease)	$29,150	$(9,302)	$(19,043)	$(38,789)	$(30,805)

(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan origination points are a percentage of the principal amount of the loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  Total fee income (including amounts amortized to income as yield adjustments) received by the Bank from loan originations was $450,000 for the year ended December 31, 2016.

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

	Years Ended December 31,
	2016	2015	2014	2013
	(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$23	$23	$23	$27

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.1%	0.2%	0.2%	0.2%

Net deferred mortgage loan origination fees (costs) in loan portfolio at end of period	$(27)	$18	$23	$30

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2016, Security Federal sold $33.7 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2016, the Bank had $4.2 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly after the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

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
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally a for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2016, the Bank had $165,000 in outstanding commitments on mortgage loans not yet closed compared to none at December 31, 2015. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $80.3 million at December 31, 2016.  See Note 18 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Residential Real Estate Lending.  At December 31, 2016 the Bank had $82.2 million or 22.1% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. During the year ended December 31, 2016, the Bank originated $55.3 million in residential real estate loans, 35.9% of which had adjustable interest rates. At December 31, 2016, residential ARMs totaled $64.9 million or 17.5% of the Bank's loan portfolio. At December 31, 2016, the Bank also held approximately $17.3 million or 4.7% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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
When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value of the collateral.  When loans are made for amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value.  In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.
Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2016, residential construction loans on one- to four-family dwellings to owner-occupants totaled $9.9 million, or 2.7%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.75% to 6.25% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2016, the Bank had $16.3 million, or 4.4% of its total loan portfolio, in commercial business loans.  A total of $964,000, or 5.9% of these loans were unsecured at December 31, 2016.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At December 31, 2016, the Bank had $222.6 million, or 59.9% of its total loan portfolio, in commercial real estate loans and multi-family loans. Included in these loans at December 31, 2016 was $9.6 million in A&D loans with terms of typically two to three years. Also included in commercial real estate loans was $15.1 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2016, the Bank had $13.6 million, or 3.7% of its total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2016.

	Aiken County Area	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$85,371	$46,976	$44,857	$31,754	$208,958
Multi-family	5,061	5,766	1,748	1,066	13,641
Commercial business	9,396	2,422	1,666	2,795	16,279
Total	$99,828	$55,164	$48,271	$35,615	$238,878

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2016, the Bank's legal lending limit under this restriction was $14.5 million.  At that date, the Bank's largest loan relationship to a single borrower was $9.2 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.7 million at December 31, 2016.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  In 2012, the Bank instituted floors, which currently range from 3.25% to 4.25%, on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan-to-value ratio was 90%, but was decreased because of the 2008 economic recession.  At December 31, 2016, the Bank had $24.6 million of home equity lines of credit outstanding and $26.0 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2016, the Bank had $50.7 million, or 13.6% of its loan portfolio, in consumer loans.

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

The Bank also has a credit card program.  As of December 31, 2016, the Bank had issued 3,427 Visa credit cards with total approved credit lines of $7.4 million, of which $2.5 million was outstanding on that date.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2016.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	4	$654	11	$1,720	42	$625	5	$536	$3,535
60 - 89 days	—	—	1	256	5	120	2	69	445
90 days and over	17	2,488	20	2,640	8	242	1	145	5,515
Total delinquent loans	21	$3,142	32	$4,616	55	$987	8	$750	$9,495

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

At December 31, 2016, $12.9 million of the total loan balance were classified "substandard" compared to $18.4 million at December 31, 2015. At December 31, 2016, $19.3 million were designated as "special mention" compared to $18.1 million at December 31, 2015. At December 31, 2016, $76.2 million were designated as “caution” compared to $49.1 million at December 31, 2015. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2016 and 2015. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2016, there were $4.6 million in TDRs compared to $6.7 million at December 31, 2015.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2016, the Bank had $4.6 million in TDRs which involved restructuring the borrower's interest rate or principal on a loan or making other concessions on loans at a rate materially less than the market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$—	$1,144	$1,087	$1,363	$1,795
Consumer	120	282	91	235	212
Commercial Business	69	—	100	—	36
Commercial Real Estate	256	930	1,095	2,047	4,852
Total	$445	$2,356	$2,373	$3,645	$6,895
Total as a percentage of total assets	0.05%	0.29%	0.29%	0.43%	0.77%

Non-Accruing Loans :
Residential Real Estate	$2,488	$3,307	$3,061	$4,608	$3,758
Consumer	242	576	574	398	646
Commercial Business	145	178	247	33	87
Commercial Real Estate	2,640	2,973	9,860	4,973	13,913
Total	$5,515	$7,034	$13,742	$10,012	$18,404
Total as a percentage of total assets	0.68%	0.88%	1.66%	1.18%	2.07%
TDRs (1)	$4,595	$6,714	$9,630	$12,394	$15,941
OREO	$2,721	$4,361	$3,230	$3,947	$6,754
Allowance for loan losses	$8,356	$8,275	$8,357	$10,242	$11,318
(1) Includes six loans with a balance of $1.1 million at December 31, 2016 that are also included in the Non-Accruing Loans section of this table.

Non-performing loans decreased $1.5 million or 21.6% to $5.5 million at December 31, 2016 from $7.0 million at December 31, 2015 primarily due to a decrease in non-performing residential real estate loans, which decreased $819,000 or 24.8% to $2.5 million at December 31, 2016 from $3.3 million at December 31, 2015. The balance in non-performing residential real estate loans at December 31, 2016 consisted of 17 loans to 17 borrowers with an average loan balance of $146,000, the largest of which was $352,000. At December 31, 2015, non-performing residential real estate loans consisted of 24 loans to 24 borrowers with an average loan balance of $138,000, the largest of which was $386,000.
Non-performing commercial real estate loans decreased $333,000 or 11.2% to $2.6 million at December 31, 2016 from $3.0 million at December 31, 2015. The balance in non-performing commercial real estate loans at December 31, 2016 consisted of 20 loans to 17 borrowers with an average loan balance of $132,000 compared to 17 loans to 14 borrowers with an average balance of $175,000 at December 31, 2015. Of the non-performing commercial real estate loans at December 31, 2016, $1.7 million consisted of 11 loans secured by commercial buildings or first mortgages on principal residences throughout the Bank's market area to 9 different borrowers. These loans, even though secured by principal residences, are considered commercial real estate because they were business purpose loans. The remaining non-performing commercial real estate loans at December 31, 2016 consisted of $335,000 for two loans secured by builder lots to two borrowers; $233,000 for six loans secured by raw land to six separate borrowers; and $406,000 for one loan secured by a church building. At December 31, 2016, our largest non-performing commercial real estate loan had a balance of $557,000 and was secured by a commercial building.
Also included in non-accruing loans at December 31, 2016 were eight consumer loans totaling $242,000 and one commercial business loan totaling $145,000.  Of the eight consumer loans on non-accrual status at December 31, 2016, the largest had a balance of $89,000.
At December 31, 2016, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2016, the interest income not recognized that would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $687,000 compared to $679,000 for the year ended December 31, 2015.  For the year ended December 31, 2016 actual interest recorded on these loans was $261,000 compared to $296,000 for the year ended December 31, 2015.

Troubled Debt Restructurings. The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating.

Not all loan modifications are TDRs. The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. Typically these concessions involve a change in the interest rate, maturity date or payment amount or some combination of each. These concessions rarely result in the forgiveness of principal or interest. TDRs are considered impaired and are initially reported as non-performing loans on non-accrual status. Non-performing TDRs may be returned to accrual status when payment in full of all amounts due under the restructured terms is anticipated and the borrower has demonstrated a sustained payment history which is typically six months.

The Bank did not modify any loans that were considered to be TDRs during the year ended December 31, 2016. The Bank had 12 loans totaling $4.6 million at December 31, 2016 which were TDRs modified in prior years, compared to 16 loans totaling $6.7 million at December 31, 2015. The 12 TDRs consisted of one consumer loan secured by a first mortgage on a residential dwelling and two automobiles totaling $60,000; one unsecured consumer loan with a balance of $21,000; and 10 commercial real estate loans to 9 separate borrowers, the largest of which had a balance of $2.5 million at December 31, 2016. The commercial real estate loans were secured primarily by first mortgages on one single family residence, two lots, one commercial building, one hotel, three churches and three parcels of land.

At December 31, 2016, two TDRs totaling $599,000 that had previously been restructured as TDRs were in default. Neither loan had been restructured within the last 12 months. All of the remaining TDRs were current at December 31, 2016. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2016 and 2015, the Bank had identified $26.7 million and $29.5 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $2.7 million at December 31, 2016 and consisted of the following real estate properties: nine single-family residences and 22 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; eight lots within a subdivision and the adjacent 22.96 acres of land in Aiken, South Carolina; four parcels of commercial land and two commercial buildings in Aiken, South Carolina.

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

At December 31, 2016, the allowance for loan losses or reserve was $8.4 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $289.5 million, or 77.9% of the total loan portfolio, at December 31, 2016.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2016, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.73%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.

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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	Years Ended December 31,				Nine Months Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$8,275	$8,358	$10,242	$11,318	$14,615
Provision for loan losses	500	—	450	2,645	1,975
Charge-offs:
Residential real estate	197	217	359	1,118	647
Commercial business and commercial real estate	524	773	2,383	3,884	6,488
Consumer	242	527	372	207	287
Total charge-offs	963	1,517	3,114	5,209	7,422
Recoveries:
Residential real estate	11	94	136	273	57
Commercial business and commercial real estate	446	1,186	585	1,156	2,075
Consumer	87	154	59	59	18
Total recoveries	544	1,434	780	1,488	2,150
Balance at end of period	$8,356	$8,275	$8,358	$10,242	$11,318
Ratio of net charge-offs to average loans outstanding during the period (1)	0.12%	0.02%	0.66%	0.99%	1.72%

(1) Annualized for the nine month period ended December 31, 2012

The following table summarizes the distribution of the Bank's allowance for loan losses at the dates indicated.  The entire allowance is available to absorb losses from all loan categories.

	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in Thousands)
Residential Real Estate	$1,360	16.3%	$1,323	16.0%	$1,392	22.2%	$1,706	22.6%	$1,522	23.2%
Consumer	997	11.9	1,063	12.8	887	14.5	848	14.0	1,001	13.7
Commercial Business	883	10.6	774	9.4	159	3.0	426	2.1	619	2.0
Commercial Real Estate	5,116	61.2	5,115	61.8	5,920	60.3	7,261	61.3	8,176	61.1
Total	$8,356	100.0%	$8,275	100.0%	$8,358	100.0%	$10,241	100.0%	$11,318	100.0%

Subsidiaries

At December 31, 2016, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $5.7 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

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

The following table sets forth the fair value of the Company's portfolio of securities and other investments, excluding mortgage-backed securities, at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Interest bearing deposit at FHLB	$179	$490	$2,252	$321	$226
Certificates of deposits at financial institutions	2,445	3,445	2,095	2,100	1,729
Total other investments	$2,624	$3,935	$4,347	$2,421	$1,955

Investment Securities:
Available for Sale:
FHLB securities	$998	$1,932	$13,247	$12,671	$6,165
Federal Farm Credit Bank ("FFCB") bonds	—	1,988	5,668	5,366	—
Fannie Mae bonds	—	1,004	1,004	1,975	—
Small Business Administration ("SBA") bonds	101,906	111,417	108,127	100,824	96,462
Tax exempt municipal bonds	71,535	76,066	62,495	61,315	37,482
Taxable municipal bonds	1,991	—	—	—	—
Equity securities	368	310	307	256	75
Total securities available for sale	$176,798	$192,717	$190,848	$182,407	$140,184

Held to Maturity:
FHLB securities	$—	$—	$—	$—	$7,996
FFCB securities	—	—	—	—	6,796
Fannie Mae bonds	—	—	—	—	2,022
Freddie Mac bonds	—	—	—	—	1,998
SBA bonds	—	—	—	—	5,866
Equity securities	—	—	—	—	155
Total securities held to maturity	$—	$—	$—	$—	$24,833
Total securities (1)	$176,798	$192,717	$190,848	$182,407	$165,017

FHLB stock	2,777	2,215	3,145	5,017	6,179
Total securities and FHLB stock (1)	$179,575	$194,932	$193,993	$187,424	$165,023
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2016, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2016, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  SBA bonds are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2016
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
GSE securities	$998	2.05%	$—	—%	$—	—%	$—	—%	$998	2.05%
SBA bonds	81,810	2.00	1,750	2.68	10,176	2.72	7,545	2.66	101,281	2.14
Tax exempt municipal bonds	—	—	528	1.70	61,539	2.93	10,182	3.63	72,249	3.02
Taxable municipal bonds	—	—	2,021	2.39	—	—	—	—	2,021	2.39
FHLB stock (1)	2,215	4.78	—	—	—	—	—	—	2,215	4.78
Other equity securities	250	1.93	—	—	—	—	—	—	250	1.93
Total (2)	$85,273	2.08%	$4,299	2.42%	$71,715	2.90%	$17,727	3.22%	$179,014	2.53%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $209.2 million and a yield of 2.26%.

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

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Available for sale, at fair value:
Freddie Mac	$32,084	$29,973	$41,348	$40,721	$28,560
Fannie Mae	24,219	30,518	36,882	34,339	45,002
Ginnie Mae	109,222	118,539	160,623	173,537	141,170
Private Label	19,736	3,767	—	—	—
Total	$185,261	$182,797	$238,853	$248,597	$214,732
Held to maturity, at cost:
Freddie Mac	$7,836	$7,604	$—	$—	$4,060
Fannie Mae	1,436	1,761	—	—	—
Ginnie Mae	16,312	20,508	—	—	47,179
Total	$25,584	$29,873	$—	$—	$51,239

At December 31, 2016, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

Freddie Mac and Fannie Mae mortgage-backed securities are GSE issued securities.  GSE securities are not backed by the full faith and credit of the U.S. government.  The private label CMO securities are issued by non-governmental real estate mortgage investment conduits, which are also not backed by the full faith and credit of the U.S. government.  Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. government.

For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2016.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								December 31, 2016
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$14,625	1.17%	$1,315	2.76%	$3,101	3.13%	$6,100	3.19%	$25,141	1.98%
Freddie Mac	5,029	1.43	3,574	2.62	11,548	2.51	19,730	2.78	39,881	2.52
Ginnie Mae	50,652	1.43	7,175	3.04	4,202	3.26	62,200	2.60	124,229	2.17
Private Label	18,025	2.73	—	—	—	—	1,966	1.60	19,991	2.62
Total	$88,331	1.65%	$12,064	2.89%	$18,851	2.78%	$89,996	2.66%	$209,242	2.26%

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

At December 31, 2016, the Bank had $40.3 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs at the dates indicated.

	December 31,
	2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2016:
Savings accounts 0% - 0.10%	$36,523	5.6%	$31,192	4.8%	$28,623	4.3%	$24,485	3.7%
NOW and other transaction accounts 0% - 0.20%	171,133	26.1	155,766	23.9	143,422	21.7	136,697	20.8
Money market funds 0.00% - 0.50%	230,902	35.3	229,017	35.1	234,819	35.6	240,631	36.5
Total non-certificates	$438,558	67.0%	$415,975	63.8%	$406,864	61.6%	$401,813	61.0%

Certificates:
0.00-1.99%	$214,903	32.9%	$227,235	34.8%	$227,473	34.5%	$226,750	34.4%
2.00-2.99%	642	0.1	8,887	1.4	25,605	3.9	28,849	4.4
3.00-3.99%	—	—	—	—	173	—	1,285	0.2
Total certificates	215,545	33.0%	236,122	36.2%	253,251	38.4%	256,884	39.0%
Total deposits	$654,103	100.0%	$652,097	100.0%	$660,115	100.0%	$658,697	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2016, Jumbo CDs constituted $119.2 million or 18.2% of the Bank's total deposits.  At December 31, 2016, the Bank held $6.8 million in public funds which consisted of $2.6 million in certificates of deposit and $4.2 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended December 31,
	2016	2015	2014	2013
	(In Thousands)
Opening balance	$652,097	$660,115	$658,697	$676,339
Net deposits	2,006	(8,018)	1,418	(17,642)
Ending balance	654,103	652,097	660,115	658,697
Net increase (decrease)	$2,006	$(8,018)	$1,418	$(17,642)
Percent increase (decrease)	0.31%	(1.21)%	0.22%	(2.61)%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2016.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2017	$39,248	$—	$39,248
June 30, 2017	36,761	—	36,761
September 30, 2017	27,045	—	27,045
December 31, 2017	28,431	—	28,431
March 31, 2018	19,923	—	19,923
June 30, 2018	11,286	—	11,286
September 30, 2018	5,045	—	5,045
December 31, 2018	4,130	—	4,130
March 31, 2019	2,454	—	2,454
June 30, 2019	2,968	—	2,968
September 30, 2019	6,539	—	6,539
December 31, 2019	3,499	—	3,499
Thereafter	27,574	642	28,216
Total	$214,903	$642	$215,545

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2016.

Maturity Period	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Three months or less	$18,075	$252,963
Over three through six months	17,720	—
Over six through twelve months	29,897	—
Over twelve months	53,539	—
Total	$119,231	$252,963

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2016, the Bank had $48.4 million in outstanding advances from the FHLB of Atlanta.  See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2016, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 2.66% at December 31, 2016.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

On October 31, 2016, the Company repurchased all 22,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) from the United States Department of the Treasury (“U.S. Treasury”) for $21.3 million plus accrued but unpaid interest of $93,000 for a total payment of $21.4 million. In connection with this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan will mature on October 1, 2019 and accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 3.45% at December 31, 2016. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

The following table sets forth the maximum month-end balance and average balance of all borrowings for the periods indicated.

	Years Ended December 31,				Nine Months Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Maximum Balance:
FHLB advances	$56,500	$47,300	$90,300	$103,156	$113,168
Other borrowings	12,598	10,340	10,781	9,873	10,226
Note payable	14,000	—	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084	6,084
Average Balance:
FHLB advances	$40,848	$37,484	$70,739	$92,718	$110,380
Other borrowings	9,318	8,560	9,450	9,270	9,669
Note payable	2,369	—	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084	6,084

At December 31, 2016, the Bank had $9.3 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Balance at Year End:
FHLB advances	$48,395	$34,640	$52,900	$87,740	$105,257
Other borrowings	9,338	6,412	8,523	8,003	9,317
Note payable	13,000	—	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Year End:
FHLB advances	1.05%	3.87%	3.87%	3.23%	3.72%
Other borrowings	0.15	0.15	0.15	0.15	0.20
Note payable	3.45	—	—	—	—
Junior subordinated debentures	2.66	2.21	1.94	1.94	2.01
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	1.71%	3.52%	3.71%	3.79%	3.97%
Other borrowings	0.15	0.15	0.18	0.20	0.25
Note payable	3.26	—	—	—	—
Junior subordinated debentures	2.42	2.02	1.96	2.00	2.17
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 14 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Wagener, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia. The newest branch in Ballentine, South Carolina opened in December 2015 and during 2016 we began construction of our newest branch location in Evans, Georgia, which is scheduled to open in 2017.

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

The Bank faces substantial competition in attracting deposits from federal savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Therefore, competition for those deposits is principally from federal savings institutions and commercial banks located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, online/mobile services, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Personnel

At December 31, 2016, the Company employed 199 full-time and 20 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2016	Company	Bank
J. Chris Verenes	60	Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Roy G. Lindburg	56	President	—
Richard T. Harmon	61	—	President
Jessica T. Cummins	36	Chief Financial Officer	Chief Financial Officer

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

Roy G. Lindburg was appointed President of the Company effective June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President and appointed to the Company's and the Bank's Boards of Directors in 2005. Mr. Lindburg is a Certified Public Accountant.

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

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the South Carolina State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve, the SEC and the Consumer Protection Financial Bureau (“CFPB”). Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

As a bank holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. The Company also is subject to the rules and regulations of the SEC under the federal securities laws. The Bank, as a state-chartered commercial bank, is subject to regulation and oversight by the State Board, the applicable provisions of South Carolina law and by the regulations of the State Board adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

The laws and regulations affecting depository institutions and their holding companies have changed significantly particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with consumer financial protection laws and CFPB regulations

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in, and may continue to result in, increased regulatory burden and increased compliance, operating and interest expense for the Bank, the Company and the financial services industry in general. However, in February 2017, the President issued an executive order that a policy of his administration would be making regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.

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

Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2016, the Bank paid $434,000 in FDIC premiums.

Prior to July 1, 2016, the FDIC assessed deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories, applied to its assessment rate. An institution's assessment base is equal to average consolidated total assets minus its average tangible equity (defined as Tier 1 capital). An institution with assets reported in its Call Report that have not exceeded $10 billion for at least four consecutive quarters and has been federally insured for at least five years is considered an established small institution and is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors. The Bank is considered an established small institution. Well-capitalized institutions that were financially sound with only a few minor weaknesses were assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applied to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates ranged from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution held more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.

On April 26, 2016, the FDIC adopted a final rule that, effective July 1, 2016, changed the method of calculating assessments for established small institutions effective the quarter following the DIF reserve ratio reaching 1.15%, which occurred on June 30, 2016. Under the final rule, the FDIC established assessment rates for established small institutions based on an institution's weighted average CAMELS component ratings and certain financial ratios. The four risk categories noted above were eliminated. Total base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. Formerly, the required reserve ratio was 1.15%.

An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors, including weighted average CAMELS ratings; a performance score; leverage ratio; ability to withstand asset-related stress; certain measures of concentration, core earnings, core deposits, credit quality, and liquidity; and a loss severity score and loss severity measure. Total base assessment rates for these institutions currently range from 1.5 to 40 basis points, subject to certain adjustments, and are expected to decrease in the future as the reserve ratio increases in specified increments.

The Dodd-Frank Act directs the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions must pay an annual surcharge of 4.5 basis points on their assessment base beginning July 1, 2016. If the DIF reserve ratio has not reached 1.35% by December 31, 2018, the FDIC plans to impose a shortfall assessment on large institutions on March 31, 2019. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

Since established small institutions will be contributing to the DIF while the reserve ratio remains between 1.15% and 1.35% and the large institutions are paying a surcharge, the FDIC will provide assessment credits to the established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.38%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. This payment is established quarterly and is an annual rate of 0.56 basis points of assessable assets for December 31, 2016. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system. For 2016, the Bank incurred approximately $40,000 in assessments.

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

At December 31, 2016, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital adequacy requirements adopted by the Federal Reserve and the FDIC, which created a new required ratio for common equity Tier 1 ("CET1") capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the new capital regulations, the minimum capital ratios applicable to the Company and the Bank are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the minimum capital requirements, a new capital conservation buffer must be maintained by the Bank which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required. The capital conservation buffer will increase each year until the capital conservation buffer requirement is fully phased in on January 1, 2019

There are a number of changes in what constitutes regulatory capital, which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The risk-weighting of assets for the calculation of risk-based ratios also were changed to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

To be considered well-capitalized, a depository institution must have a CET1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage capital ratio of at least 5.0% .

At December 31, 2016, the Bank met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For a complete description of the Bank's required and actual capital levels on December 31, 2016, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2016, the Bank had $48.4 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $240.2 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2016, the Bank had $2.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 4.70% for the year ended December 31, 2016; 4.40% for the year ended December 31, 2015; and 3.86% for the year ended December 31, 2014.

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

Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, (iv) acting as agent for a customer in many capacities, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2016, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a registered bank holding company with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

As a bank holding company, the Company is required to file with the Federal Reserve semi-annual and periodic reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Capital Requirements. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well-capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2016, it would have exceeded all regulatory capital requirements. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that the Company and the Bank are subject to and that are discussed above under the section entitled “- Regulation of the Bank - Capital Requirements.”

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

TAXATION

Federal Taxation

General.  The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below.  The following discussion of tax matters is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank or the Company.

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

Corporate Alternative Minimum Tax.  The Internal Revenue Code imposes a tax on alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company did not have an alternative minimum tax credit carryforward at December 31, 2016.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. The Company had no net operating loss carryforwards at December 31, 2016.

Dividends-Received Deduction.  The Company may exclude from its income dividends received from the Bank as a wholly-owned subsidiary of the Company that files a consolidated return with the Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2012.  See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Item 1A. Risk Factors.

An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report and out filings with the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, liquidity, cash flows, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.

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
While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a materially adverse effect on our business, financial condition, or results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

•
collateral for our loans, especially real estate, may decline in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.30% of total loans outstanding and 101.5% of non-performing loans at December 31, 2016. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increases in the provision for loan losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2016, our non-performing assets (which consist of non-accruing loans and OREO were $8.2 million, or 1.0% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities;

•	we do not record interest income for OREO;

•	we provide for probable loan losses through a current period charge to the provision for loan losses;

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

At December 31, 2016, commercial real estate loans were $222.6 million or 59.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Included within commercial real estate loans are acquisition and development ("A&D") loans. At December 31, 2016, A&D loans were $9.6 million or 2.6% of our total loan portfolio. Also included in commercial real estate loans was $15.1 million or 4.1% of our total loan portfolio in loans for the construction of single family dwellings to builders. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2016, we had $16.3 million or 4.4% of our total loans in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2016, total commercial real estate loans represented 280% of risk based capital plus the excess allowance for loan losses. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, and other factors beyond our control.  In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. In December 2016, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points and intends further increases during 2017 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

    We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and/or sell loans, (ii) the fair value of our interest-earning assets, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.   Earnings could also be adversely affected if the interest

rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
A sustained increase in market interest rates could adversely affect our earnings. A substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $129.1 million or 34.7% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2016, and approximately $86.2 million, or 66.8%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.   At December 31, 2016, the weighted average floor interest rate of these loans was 4.49%.  At that date, approximately $53.0 million, or 61.5%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” included in the Annual Report.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our primary sources of liquidity are increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2016, $6.8 million of our deposits were public funds.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

As a state-chartered, federally insured commercial bank, the Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the State Board. The Company, as a bank holding company, is subject to examination, supervision and regulation by the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

As discussed under “Business - Regulation” in Item 1 of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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
Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans underwritten pursuant to programs currently offered by Freddie Mac and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.

Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, adversely affect income from mortgage lending activities.

In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2016, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points for the second time within a year and intends further increases during 2017 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

Our results of operations will also be affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. If we cannot generate a sufficient volume of loans for sale, our results of operations may be adversely affected. In addition, during periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. Finally, deteriorating economic conditions may also increase the potential for home buyers to default on their mortgages. In certain of these cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

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

Our exposure to operational risks may adversely affect us.
Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2016, Security Federal owned the buildings and land for 10 of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $12.7 million at December 31, 2016.  At December 31, 2016, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.8 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2016.  The five properties consist of (i) three lots owned for future branch sites located in Aiken County, South Carolina; Columbia County, Georgia; and Richland County, South Carolina, which had a combined book value of $2.6 million at December 31, 2016, (ii)  another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2016, and (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $272,000 at December 31, 2016.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2016.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, N.W. Aiken, South Carolina	Leased	2026	2006	3,840	$651,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2026	1959	3,840	651,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	766,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	719,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	134,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2017	1993 (1)	3,576	32,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	33,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,320,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	91,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2025	2000	10,000	5,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,190,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	886,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	415,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,659,000

1790 Dutch Fork Road Ballentine, South Carolina	Owned	N/A	2015	3,453	2,981,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	14,460	1,003,000

____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2016. Prior to the Company’s repurchase of its shares of Series B Preferred Stock from the U.S. Treasury on October 31, 2016, the Company was subject to restrictions on its ability to repurchase its common stock pursuant to the terms of a securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended December 31, 2016.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2011.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Security Federal Corporation	$100.00	$105.00	$156.37	$238.00	$293.99	$490.91
NASDAQ Composite	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
SNL Bank Index	$100.00	$121.63	$156.09	$167.88	$188.78	$231.23

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2016 and December 31, 2015*
Consolidated Statements of Income For the Years Ended December 31, 2016, 2015 and 2014*
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2016, 2015 and 2014*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2016, 2015 and 2014*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014*
Notes to Consolidated Financial Statements*

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2016 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1.  Business -  Personnel - Executive Officers."

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Thomas and Simmons. Directors Moore, Clyburn and Alexander are "independent" as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC; however, the Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.

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

(c)
Changes In Control. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2016.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Option Plan	17,000	$23.75	—
2006 Stock Option Plan	4,500	22.91	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	21,500	$23.57	50,000

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

3.	Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (5)
4.4	Specimen Convertible Senior Debenture Due 2029 (5)
4.5	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.6	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	Form of Security Federal Split Dollar Agreement (8)
10.5	1999 Stock Option Plan (9)
10.6	2002 Stock Option Plan (10)
10.7	2006 Stock Option Plan (11)
10.8	2008 Equity Incentive Plan (12)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.10	2004 Employee Stock Purchase Plan (13)
10.11	Incentive Compensation Plan (6)
10.12	Form of Compensation Modification Agreement (14)
13	Annual Report to Shareholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant
23.0	Consent of Elliott Davis Decosimo, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation to Chief Compliance Officer of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation to Chief Compliance Officer of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15

101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 20, 2017	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2017
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 20, 2017
Jessica T. Cummins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 20, 2017
Roy G. Lindburg
President and Director

By:	/s/Richard T. Harmon	March 20, 2017
Richard T. Harmon
Director and President of Security Federal Bank

By:	/s/Timothy W. Simmons	March 20, 2017
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2017
Frank M. Thomas, Jr.
Director

By:	/s/Gasper L. Toole III	March 20, 2017
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 20, 2017
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 20, 2017
Thomas L. Moore
Director

By:	/s/William Clyburn	March 20, 2017
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2017
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

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements