Form 10-Q
period 2017-03-31
SECURITY FEDERAL CORP
filed 2017-05-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD:

FROM:	TO:
COMMISSION FILE NUMBER: 000-16120
SECURITY FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-0858504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
238 RICHLAND AVENUE NORTHWEST, AIKEN, SOUTH CAROLINA 29801
(Address of principal executive office and Zip Code)
(803) 641-3000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Smaller reporting company [ X ]
Non-accelerated filer [ ]	Emerging growth company [ ]
Accelerated filer [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO	X
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 12, 2017	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$28,769,406	$9,374,549
Certificates of Deposit with Other Banks	1,595,005	2,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	381,474,385	362,059,429
Held To Maturity (Fair Value of $28,327,987 and $25,371,052 at March 31, 2017 and December 31, 2016, Respectively)	28,424,015	25,583,956
Total Investments and Mortgage-Backed Securities	409,898,400	387,643,385
Loans Receivable, Net:
Held For Sale	1,118,752	4,243,907
Held For Investment (Net of Allowance of $8,377,899 and $8,356,231 at March 31, 2017 and December 31, 2016, Respectively)	354,106,000	355,478,939
Total Loans Receivable, Net	355,224,752	359,722,846
Accrued Interest Receivable:
Loans	1,033,774	1,038,444
Mortgage-Backed Securities	571,192	605,474
Investment Securities	1,513,852	1,407,923
Total Accrued Interest Receivable	3,118,818	3,051,841
Premises and Equipment, Net	21,638,757	21,197,684
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,346,200	2,776,500
Other Real Estate Owned ("OREO")	2,055,401	2,721,214
Bank Owned Life Insurance ("BOLI")	17,221,045	17,101,045
Goodwill	1,199,754	1,199,754
Other Assets	5,052,644	5,447,746
Total Assets	$848,120,182	$812,681,569
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$697,679,921	$654,103,278
Advance Payments by Borrowers for Taxes and Insurance	440,405	260,580
Advances From FHLB	38,000,000	48,395,000
Other Borrowings	9,786,749	9,338,148
Note Payable	12,000,000	13,000,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,998,244	5,233,289
Total Liabilities	775,144,319	741,569,295
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	31,464	31,464
Additional Paid-In Capital	12,036,744	12,036,744
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	—	(25,358)
Accumulated Other Comprehensive Income	1,654,791	1,180,086
Retained Earnings	63,583,576	62,220,050
Total Shareholders' Equity	72,975,863	71,112,274
Total Liabilities And Shareholders' Equity	$848,120,182	$812,681,569

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest Income:
Loans	$4,747,478	$4,642,108
Mortgage-Backed Securities	1,122,067	1,254,401
Investment Securities	1,113,582	1,084,399
Other	20,198	4,510
Total Interest Income	7,003,325	6,985,418
Interest Expense:
NOW and Money Market Accounts	133,232	103,115
Statement Savings Accounts	9,272	7,890
Certificate Accounts	425,787	408,732
FHLB Advances and Other Borrowed Money	121,284	248,659
Note Payable	111,947	—
Senior Convertible Debentures	121,680	121,680
Junior Subordinated Debentures	34,734	29,103
Total Interest Expense	957,936	919,179
Net Interest Income	6,045,389	6,066,239
Provision For Loan Losses	—	—
Net Interest Income After Provision For Loan Losses	6,045,389	6,066,239
Non-Interest Income:
Gain on Sale of Investment Securities	583,391	258,068
Gain on Sale of Loans	280,368	208,966
Service Fees on Deposit Accounts	240,885	240,345
Commissions From Insurance Agency	153,992	169,847
Trust Income	182,000	162,000
BOLI Income	120,000	132,000
Check Card Fee Income	270,992	238,142
Grant Income	—	265,496
Other	165,721	152,876
Total Non-Interest Income	1,997,349	1,827,740
Non-Interest Expense:
Compensation and Employee Benefits	3,511,487	3,330,798
Occupancy	518,052	496,718
Advertising	135,535	129,977
Depreciation and Maintenance of Equipment	465,564	476,374
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	64,674	133,047
Net Benefit of Operation of OREO	(119,104)	(675,926)
Prepayment Penalties on FHLB Advances	—	247,506
Other	1,252,730	1,397,450
Total Non-Interest Expense	5,828,938	5,535,944
Income Before Income Taxes	2,213,800	2,358,035
Provision For Income Taxes	585,182	641,292
Net Income	1,628,618	1,716,743
Preferred Stock Dividends	—	110,000
Net Income Available to Common Shareholders	$1,628,618	$1,606,743
Net Income Per Common Share (Basic)	$0.55	$0.55
Net Income Per Common Share (Diluted)	$0.52	$0.52
Cash Dividend Per Share on Common Stock	$0.09	$0.08
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,201	3,248,443

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$1,628,618	$1,716,743
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $539,973 and $707,595 at March 31, 2017 and 2016, Respectively	869,685	1,155,744
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $221,689 and $98,066 at March 31, 2017 and 2016, Respectively	(361,702)	(160,002)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(20,361) and $(24,616) at March 31, 2017 and 2016, Respectively	(33,278)	(40,232)
Other Comprehensive Income	474,705	955,510
Comprehensive Income	$2,103,323	$2,672,253

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2017 and 2016

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	1,628,618	1,628,618
Other Comprehensive Income, Net of Tax	—	—	—	—	474,705	—	474,705
Vesting of Restricted Stock	—	25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(265,092)	(265,092)
Balance at March 31, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$1,654,791	$63,583,576	$72,975,863

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	$(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—	—	—	—	—	1,716,743	1,716,743
Other Comprehensive Income, Net of Tax	—	—	—	—	—	955,510	—	955,510
Stock Option Compensation Expense	—	—	—	1,992	—	—	—	1,992
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(235,638)	(235,638)
Balance at March 31, 2016	$22,000,000	$31,464	$(25,358)	$12,030,824	$(4,330,712)	$5,217,871	$58,371,940	$93,296,029

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,628,618	$1,716,743
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	330,970	343,740
Stock Option Compensation Expense	25,358	1,992
Discount Accretion and Premium Amortization	1,363,031	1,330,301
Income From BOLI	(120,000)	(132,000)
Gain on Sales of Loans	(280,368)	(208,966)
Gain on Sales of Mortgage-Backed Securities	(284,935)	—
Gain on Sales of Investment Securities	(298,456)	(258,068)
Gain on Sale of OREO	(214,025)	(755,496)
Write Down on OREO	18,000	40,000
Amortization of Deferred Costs on Loans	25,899	29,269
Proceeds From Sale of Loans Held For Sale	10,585,391	7,852,627
Origination of Loans Held For Sale	(7,179,868)	(6,352,291)
Decrease (Increase) in Accrued Interest Receivable:
Loans	4,670	(74,547)
Mortgage-Backed Securities	34,282	(33,196)
Investment Securities	(105,929)	91,569
Increase in Advance Payments By Borrowers	179,825	164,503
Other, Net	808,495	2,092,417
Net Cash Provided By Operating Activities	6,520,958	5,848,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale ("AFS")	(6,638,366)	(17,654,734)
Proceeds from Payments and Maturities of Mortgage-Backed Securities AFS	9,239,992	5,860,554
Proceeds from Sale of Mortgage-Backed Securities AFS	11,047,043	—
Purchase of Mortgage-Backed Securities Held To Maturity ("HTM")	—	(1,507,125)
Proceeds from Payments and Maturities of Mortgage-Backed Securities HTM	1,003,401	1,303,075
Purchase of Investment Securities AFS	(42,474,277)	(10,273,607)
Proceeds from Payments and Maturities of Investment Securities AFS	5,354,864	6,407,886
Purchase of Investment Securities HTM	(3,997,750)	—
Proceeds From Sale of Investment Securities Available For Sale	4,256,705	3,185,961
Proceeds From Redemption of Certificates of Deposits with Other Banks	850,000	—
Purchase of FHLB Stock	(2,222,900)	(1,355,400)
Redemption of FHLB Stock	2,653,200	1,514,700
(Increase) Decrease in Loans Receivable	1,219,032	(2,628,459)
Proceeds From Sale of OREO	989,846	2,494,851
Purchase and Improvement of Premises and Equipment	(772,043)	(520,656)
Net Cash Used By Investing Activities	(19,491,253)	(13,172,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$43,576,643	$9,135,194
Proceeds from FHLB Advances	26,540,000	78,030,000
Repayment of FHLB Advances	(36,935,000)	(81,780,000)
Increase in Other Borrowings, Net	448,601	2,295,174
Repayment of Note Payable	(1,000,000)	—
Dividends to Preferred Stock Shareholders	—	(110,000)
Dividends to Common Stock Shareholders	(265,092)	(235,638)
Net Cash Provided By Financing Activities	32,365,152	7,334,730
Net Increase in Cash and Cash Equivalents	19,394,857	10,373
Cash and Cash Equivalents at Beginning of Period	9,374,549	8,381,951
Cash and Cash Equivalents at End of Period	$28,769,406	$8,392,324

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$830,766	$830,171
Income Taxes	$—	$19,242
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$128,008	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2016 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) when reviewing interim financial statements.

The unaudited consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of financial instruments, and the valuation of servicing rights.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC was formed in 1975 and is currently inactive.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2016 included in our 2016 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	Three Months Ended March 31,
	2017	2016
Earnings Available To Common Shareholders:
Net Income	$1,628,618	$1,716,743
Preferred Stock Dividends	—	110,000
Net Income Available To Common Shareholders	$1,628,618	$1,606,743

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2017			2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,628,618	2,944,001	$0.55	$1,606,743	2,944,001	$0.55
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.03)	75,442	304,200	(0.03)
Unvested Restricted Stock	—	—	—	—	242	—
Diluted EPS	$1,704,060	3,248,201	$0.52	$1,682,185	3,248,443	$0.52

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	21,500	$23.57	29,500	$23.55
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	(3,500)	23.91
Balance, End of Period	21,500	$23.57	26,000	$23.50

Options Exercisable	20,600		20,600

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation, Continued
At March 31, 2017, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	12,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at March 31, 2017 or 2016 had an exercise price below the average market price during the three month periods ended March 31, 2017 or 2016. Therefore, these options were not deemed to be dilutive to EPS in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$998,114	$—	$3,364	$994,750
Small Business Administration (“SBA”) Bonds	125,940,182	829,103	345,028	126,424,257
Tax Exempt Municipal Bonds	80,200,174	1,600,032	1,351,105	80,449,101
Taxable Municipal Bonds	2,020,095	177	9,433	2,010,839
Mortgage-Backed Securities	169,732,288	2,403,910	695,760	171,440,438
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$379,045,853	$4,833,222	$2,404,690	$381,474,385

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Bonds	$998,001	$—	$1	$998,000
SBA Bonds	101,280,921	909,361	284,223	101,906,059
Tax Exempt Municipal Bonds	72,248,915	1,185,753	1,899,519	71,535,149
Taxable Municipal Bonds	2,021,192	—	30,062	1,991,130
Mortgage-Backed Securities	183,657,697	2,575,616	972,222	185,261,091
Equity Securities	250,438	117,562	—	368,000
Total Available For Sale	$360,457,164	$4,788,292	$3,186,027	$362,059,429

The FHLB, Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation (“FHLMC”) are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2017 the Bank held an amortized cost and fair value of $96.8 million and $97.9 million, respectively, in AFS GNMA mortgage-backed securities compared to an amortized cost and fair value of $107.9 million and $109.2 million, respectively, at December 31, 2016.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2017 the Bank held an amortized cost and fair value of $20.1 million and $19.9 million, respectively, in AFS private label CMO mortgage-backed securities, compared to an amortized cost and fair value of $20.0 million and $19.7 million at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2017 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

Investment Securities:	Amortized Cost	Fair Value
Less Than One Year	$496,677	$499,349
One – Five Years	16,474,007	16,606,032
Over Five – Ten Years	45,181,394	45,572,507
More Than Ten Years	147,161,487	147,356,059
Mortgage-Backed Securities	169,732,288	171,440,438
	$379,045,853	$381,474,385

At March 31, 2017 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $94.8 million and $96.4 million, respectively, compared to an amortized cost and fair value of $75.3 million and $76.9 million, respectively, at December 31, 2016.

During the three months ended March 31, 2017 and 2016, the Bank received $15.3 million and $3.2 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $583,000 and $258,000, respectively, for the three months ended March 31, 2017 and 2016, with no gross losses recognized during the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$994,750	$3,364	$—	$—	$994,750	$3,364
SBA Bonds	51,361,256	276,319	8,875,358	68,709	60,236,614	345,028
Tax Exempt Municipal Bonds	37,462,103	1,351,105	—	—	37,462,103	1,351,105
Taxable Municipal Bonds	997,510	9,433	—	—	997,510	9,433
Mortgage-Backed Securities	48,332,597	594,961	11,974,550	100,799	60,307,147	695,760
	$139,148,216	$2,235,182	$20,849,908	$169,508	$159,998,124	$2,404,690

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$998,000	$1	$—	$—	$998,000	$1
SBA Bonds	28,490,243	228,432	8,212,824	55,791	36,703,067	284,223
Tax Exempt Municipal Bonds	47,405,066	1,899,519	—	—	47,405,066	1,899,519
Taxable Municipal Bonds	1,991,130	30,062	—	—	1,991,130	30,062
Mortgage-Backed Securities	62,738,366	916,699	5,600,262	55,523	68,338,628	972,222
	$141,622,805	$3,074,713	$13,813,086	$111,314	$155,435,891	$3,186,027

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At March 31, 2017 and December 31, 2016, 7.0% and 3.5% of the unrealized losses, representing 21 and 15 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2017.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$7,778	$1,992,222
FHLMC Bonds	1,997,782	—	5,597	1,992,185
Mortgage-Backed Securities (1)	24,426,233	98,300	180,953	24,343,580
Total Held To Maturity	$28,424,015	$98,300	$194,328	$28,327,987
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$25,583,956	$63,342	$276,246	$25,371,052
Total Held To Maturity	$25,583,956	$63,342	$276,246	$25,371,052
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

At March 31, 2017, the Bank held an amortized cost and fair value of $15.4 million in HTM GNMA mortgage-backed securities, which are included in the table above, compared to an amortized cost and fair value of $16.3 million and $16.2 million, respectively, at December 31, 2016. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At March 31, 2017, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $22.0 million and $21.9 million, respectively, compared to an amortized cost and fair value of $23.2 million and $23.0 million, respectively, at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities were in a continuous unrealized loss position at the dates indicated below.

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bonds	$1,992,222	$7,778	$—	$—	$1,992,222	$7,778
FHLMC Bonds	1,992,185	5,597	—	—	1,992,185	5,597
Mortgage-Backed Securities (1)	16,294,194	180,953	—	—	16,294,194	180,953
	$20,278,601	$194,328	$—	$—	$20,278,601	$194,328

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-Backed Securities (1)	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2017	December 31, 2016
Residential Real Estate Loans	$76,972,000	$77,979,909
Consumer Loans	52,757,758	50,667,894
Commercial Business Loans	20,648,029	16,279,177
Commercial Real Estate Loans	215,511,636	222,599,294
Total Loans Held For Investment	365,889,423	367,526,274
Loans Held For Sale	1,118,752	4,243,907
Total Loans Receivable, Gross	367,008,175	371,770,181
Less:
Allowance For Loan Losses	8,377,899	8,356,231
Loans In Process	3,226,665	3,526,064
Deferred Loan Fees	178,859	165,040
	11,783,423	12,047,335
Total Loans Receivable, Net	$355,224,752	$359,722,846

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

The following tables summarize the loan grades used by the Company to measure the credit quality of gross loans receivable, excluding those held for sale, by loan segment at the dates presented.

	Credit Quality Measures
March 31, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$68,890,706	$802,296	$1,598,816	$5,680,182	$76,972,000
Consumer	48,528,533	2,595,900	259,085	1,374,240	52,757,758
Commercial Business	17,779,454	1,533,654	853,788	481,133	20,648,029
Commercial Real Estate	121,152,619	71,200,808	18,199,712	4,958,497	215,511,636
Total	$256,351,312	$76,132,658	$20,911,401	$12,494,052	$365,889,423

	Credit Quality Measures
December 31, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$70,503,057	$665,235	$1,082,928	$5,728,689	$77,979,909
Consumer	46,818,650	2,591,860	6,357	1,251,027	50,667,894
Commercial Business	14,731,698	1,002,170	50,081	495,228	16,279,177
Commercial Real Estate	127,068,983	71,927,031	18,153,718	5,449,562	222,599,294
Total	$259,122,388	$76,186,296	$19,293,084	$12,924,506	$367,526,274

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at March 31, 2017 and December 31, 2016:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,002,105	$42,576	$2,444,727	$3,489,408	$73,482,592	$76,972,000
Consumer	659,784	57,087	384,999	1,101,870	51,655,888	52,757,758
Commercial Business	65,900	—	145,401	211,301	20,436,728	20,648,029
Commercial Real Estate	1,974,866	157,883	3,302,649	5,435,398	210,076,238	215,511,636
Total	$3,702,655	$257,546	$6,277,776	$10,237,977	$355,651,446	$365,889,423

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$653,858	$—	$2,488,158	$3,142,016	$74,837,893	$77,979,909
Consumer	625,178	119,640	241,571	986,389	49,681,505	50,667,894
Commercial Business	536,492	69,256	145,401	751,149	15,528,028	16,279,177
Commercial Real Estate	1,719,758	256,285	2,639,837	4,615,880	217,983,414	222,599,294
Total	$3,535,286	$445,181	$5,514,967	$9,495,434	$358,030,840	$367,526,274

At March 31, 2017 and December 31, 2016, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at March 31, 2017 compared to December 31, 2016:

	March 31, 2017		December 31, 2016		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,444,727	0.67%	$2,488,158	0.68%	$(43,431)	(1.7)%
Consumer	384,999	0.11	241,571	0.07	143,428	59.4
Commercial Business	145,401	0.04	145,401	0.04	—	—
Commercial Real Estate	3,302,649	0.91	2,639,837	0.73	662,812	25.1
Total Non-accrual Loans	$6,277,776	1.73%	$5,514,967	1.52%	$762,809	13.8%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	110,338	100,554	87,379	(298,271)	—
Charge-Offs	(6,517)	(23,611)	(5,890)	—	(36,018)
Recoveries	750	27,141	—	29,795	57,686
Ending Balance	$1,464,917	$1,100,704	$964,488	$4,847,790	$8,377,899

	Three Months Ended March 31, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision for Loan Losses	76,520	48,967	29,198	(154,685)	—
Charge-Offs	—	(94,429)	—	(71,200)	(165,629)
Recoveries	—	24,839	—	138,961	163,800
Ending Balance	$1,399,703	$1,042,530	$803,146	$5,027,925	$8,273,304

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
March 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,464,917	$1,464,917
Consumer	1,295	1,099,409	1,100,704
Commercial Business	—	964,488	964,488
Commercial Real Estate	57	4,847,733	4,847,790
Total	$1,352	$8,376,547	$8,377,899

	Allowance For Loan Losses
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,360,346	$1,360,346
Consumer	1,699	994,921	996,620
Commercial Business	—	882,999	882,999
Commercial Real Estate	12,590	5,103,676	5,116,266
Total	$14,289	$8,341,942	$8,356,231

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
March 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,142,492	$74,829,508	$76,972,000
Consumer	166,032	52,591,726	52,757,758
Commercial Business	145,401	20,502,628	20,648,029
Commercial Real Estate	6,182,005	209,329,631	215,511,636
Total	$8,635,930	$357,253,493	$365,889,423

	Loans Receivable
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,181,740	$75,798,169	$77,979,909
Consumer	170,552	50,497,342	50,667,894
Commercial Business	145,401	16,133,776	16,279,177
Commercial Real Estate	5,830,341	216,768,953	222,599,294
Total	$8,328,034	$359,198,240	$367,526,274

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $8.8 million for the three months ended March 31, 2017 compared to $12.5 million for the three months ended March 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans by loan category at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

	March 31, 2017			December 31, 2016
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,142,492	$2,223,992	$—	$2,181,740	$2,263,240	$—
Consumer	106,732	115,032	—	110,114	118,414	—
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	5,788,897	7,141,884	—	5,424,701	7,207,688	—
With An Allowance Recorded:
Consumer	59,300	59,300	1,295	60,438	60,438	1,699
Commercial Real Estate	393,108	406,121	57	405,640	418,654	12,590
Total
Residential Real Estate	2,142,492	2,223,992	—	2,181,740	2,263,240	—
Consumer	166,032	174,332	1,295	170,552	178,852	1,699
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	6,182,005	7,548,005	57	5,830,341	7,626,342	12,590
Total	$8,635,930	$10,941,730	$1,352	$8,328,034	$11,063,835	$14,289

	Three Months Ended March 31,
	2017		2016
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,243,655	$—	$2,813,696	$447
Consumer	108,424	—	299,998	—
Commercial Business	145,401	—	158,601	—
Commercial Real Estate	5,817,309	38,632	8,432,619	91,860
With An Allowance Recorded:
Consumer	60,027	—	63,061	1,555
Commercial Real Estate	398,329	6,514	775,514	1,424
Total
Residential Real Estate	2,243,655	—	2,813,696	447
Consumer	168,451	—	363,059	1,555
Commercial Business	145,401	—	158,601	—
Commercial Real Estate	6,215,638	45,146	9,208,133	93,284
Total	$8,773,145	$45,146	$12,543,489	$95,286

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at March 31, 2017 and December 31, 2016 were $4.3 million and $4.6 million, respectively, and the Bank had no commitments at these dates to lend additional funds on these loans.

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

The Bank did not modify any loans that were considered to be TDRs during the three months ended March 31, 2017 and 2016. At March 31, 2017, two loans totaling $599,000 that had previously been restructured as TDRs were in default, none of which had been restructured within the last 12 months. Neither of these loans defaulted during the three month period ended March 31, 2017. In comparison, at March 31, 2016, five loans totaling $615,000 that had previously been restructured as TDRs were in default, and two of the loans, with a balance of $487,000 defaulted during the three month period ended March 31, 2016. The Bank considers any loan 30 days or more past due to be in default.

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

9. Regulatory Matters

The Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC. Under the FDIC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2017, it would have exceeded all regulatory capital requirements.

Based on its capital levels at March 31, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status. The following tables provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated below:

	March 31, 2017
	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$75,120	16.8%	$26,883	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	80,753	18.0%	35,844	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	70,120	15.7%	20,162	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	75,120	9.2%	32,804	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,270	19.7%	$26,873	6.0%	$35,830	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,903	21.0%	35,830	8.0%	44,788	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,270	19.7%	20,154	4.5%	29,112	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,270	10.8%	32,797	4.0%	40,997	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2016
	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$73,787	16.6%	$26,714	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	79,383	17.8%	35,618	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	68,787	15.4%	20,035	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	73,787	9.1%	32,548	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,139	19.8%	$26,694	6.0%	$35,592	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,735	21.1%	35,592	8.0%	44,490	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,139	19.8%	20,021	4.5%	28,919	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,139	10.8%	32,587	4.0%	40,734	5.0%

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019. At March 31, 2017 the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2017, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2017 and December 31, 2016, the recorded investment in impaired loans was $8.6 million and $8.3 million, respectively.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company records foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a recurring basis at March 31, 2017 were as follows:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$994,750	$—
SBA Bonds	—	126,424,257	—
Tax Exempt Municipal Bonds	—	80,449,101	—
Taxable Municipal Bonds		2,010,839
Mortgage-Backed Securities	—	171,440,438	—
Equity Securities	—	155,000	—
Total	$—	$381,474,385	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis at December 31, 2016 were as follows:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$998,000	$—
SBA Bonds	—	101,906,059	—
Tax Exempt Municipal Bonds	—	71,535,149	—
Taxable Municipal Bonds		1,991,130
Mortgage-Backed Securities	—	185,261,091	—
Equity Securities	—	368,000	—
Total	$—	$362,059,429	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance at March 31, 2017
Mortgage Loans Held For Sale	$—	$1,118,752	$—	$1,118,752
Collateral Dependent Impaired Loans (1)	—	—	8,634,578	8,634,578
Foreclosed Assets	—	—	2,055,401	2,055,401
Total	$—	$1,118,752	$10,689,979	$11,808,731
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,352

Assets:	Level 1	Level 2	Level 3	Balance at December 31, 2016
Mortgage Loans Held For Sale	$—	$4,243,907	$—	$4,243,907
Collateral Dependent Impaired Loans (1)	—	—	8,313,745	8,313,745
Foreclosed Assets	—	—	2,721,214	2,721,214
Total	$—	$4,243,907	$11,034,959	$15,278,866
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $14,289

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017 or December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$8,634,578	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 16%

Foreclosed Assets	2,055,401	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	10% - 100%

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

Note Payable—The carrying value of the note payable approximates fair value.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 presented in accordance with the applicable accounting guidance.

	March 31, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,769	$28,769	$28,769	$—	$—
Certificates of Deposits with Other Banks	1,595	1,595	—	1,595	—
Investment and Mortgage-Backed Securities	409,898	409,802	—	409,802	—
Loans Receivable, Net	355,225	353,417	—	—	353,417
FHLB Stock	2,346	2,346	2,346	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$462,792	$462,792	$462,792	$—	$—
Certificate Accounts	234,888	233,173	—	233,173	—
Advances from FHLB	38,000	37,757	—	37,757	—
Other Borrowed Money	9,787	9,787	9,787	—	—
Note Payable	12,000	12,000	—	12,000	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$9,375	$9,375	$9,375	$—	$—
Certificates of Deposits with Other Banks	2,445	2,445	—	2,445	—
Investment and Mortgage-Backed Securities	387,643	387,430	—	387,430	—
Loans Receivable, Net	359,723	357,457	—	—	357,457
FHLB Stock	2,777	2,777	2,777	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$438,559	$438,559	$438,559	$—	$—
Certificate Accounts	215,545	214,149	—	214,149	—
Advances from FHLB	48,395	48,153	—	48,153	—
Other Borrowed Money	9,338	9,338	9,338	—	—
Note Payable	13,000	13,000	—	13,000	—
Senior Convertible Debentures	5,155	5,155	—	5,155	—
Junior Subordinated Debentures	6,084	6,084	—	6,084	—

At March 31, 2017, the Bank had $88.6 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In May 2014 and August 2015, the FASB issued guidance to change the recognition of Revenue from Contracts with Customers topic of the ASC. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements. New accounting guidance related to the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.

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
In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties.The effective date and impact on the Company's consolidated financial statements for this update are the same as those described in the Revenue from Contracts with Customers topic issued in May 2014 and August 2015 discussed above.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued
In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. These amendments did not have a material effect on the Company's consolidated financial statements.
In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The effective date and impact on the Company's consolidated financial statements for this guidance are the same as those described in the Revenue from Contracts with Customers topic issued in May 2014 and August 2015 discussed above.
In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The effective date and impact on the Company's consolidated financial statements for this guidance are the same as those described in the Revenue from Contracts with Customers topic issued in May 2014 and August 2015 discussed above.
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
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

In January 2017, FASB amended the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to the Company’s consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, in particular on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin Topic 11.M. Entities are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a company cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The Company has adopted the amendments in this guidance and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In March 2017, the FASB issued guidance on Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that there were no subsequent events requiring disclosure.

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

•
results of examinations of the Company by the Federal Reserve and our bank subsidiary by the FDIC and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

Some of these and other factors are discussed in the Company's 2016 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations.
Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2017 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

Financial Condition at March 31, 2017 and December 31, 2016

Assets

Total assets increased $35.4 million or 4.4% to $848.1 million at March 31, 2017 from $812.7 million at December 31, 2016. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2017	December 31, 2016	Balance	Percent
Cash and Cash Equivalents	$28,769,406	$9,374,549	$19,394,857	206.9%
Certificates of Deposits with Other Banks	1,595,005	2,445,005	(850,000)	(34.8)%
Investment and Mortgage-Backed Securities – AFS	381,474,385	362,059,429	19,414,956	5.4
Investment and Mortgage-Backed Securities - HTM	28,424,015	25,583,956	2,840,059	11.1
Loans Receivable, Net	355,224,752	359,722,846	(4,498,094)	(1.3)
OREO	2,055,401	2,721,214	(665,813)	(24.5)
Premises and Equipment, Net	21,638,757	21,197,684	441,073	2.1
FHLB Stock	2,346,200	2,776,500	(430,300)	(15.5)
BOLI	17,221,045	17,101,045	120,000	0.7
Other Assets	5,052,644	5,447,746	(395,102)	(7.3)

Cash and cash equivalents increased $19.4 million or 206.9% to $28.8 million at March 31, 2017 from $9.4 million at December 31, 2016 primarily due to a time deposit of $20.0 million received from one customer during March 2017. Certificates of deposits with other banks decreased $850,000 or 34.8% to $1.6 million at March 31, 2017. The decrease was due to the maturity and redemption of five of the Bank's lower yield time deposits with other banks during the first quarter of 2017.

Investment and mortgage-backed securities available for sale increased $19.4 million or 5.4% to $381.5 million at March 31, 2017 from $362.1 million at December 31, 2016. Investment and mortgage-backed securities held to maturity increased $2.8 million or 11.1% to $28.4 million at March 31, 2017 from $25.6 million at December 31, 2016. The Bank purchased 26 investment and mortgage-backed securities classified as available for sale for $49.1 million and three investment securities classified as held to maturity for $4.0 million during the three months ended of March 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, decreased $4.5 million or 1.3% to $355.2 million at March 31, 2017 from $359.7 million at December 31, 2016 as a result of decreases in the residential and commercial real estate loan categories and loans held for sale partially offset by increases in the consumer and commercial business loan categories. Residential real estate loans decreased $1.0 million or 1.3% to $77.0 million at March 31, 2017 from $78.0 million at December 31, 2016. Commercial real estate loans decreased $7.1 million or 3.2% to $215.5 million at March 31, 2017 from $222.6 million at December 31, 2016. Loans held for sale decreased $3.1 million or 73.6% to $1.1 million at March 31, 2017 from $4.2 million at December 31, 2016. Consumer loans increased $2.1 million or 4.1% to $52.8 million at March 31, 2017 from $50.7 million at December 31, 2016. Commercial business loans increased $4.4 million or 26.8% to $20.6 million at March 31, 2017 from $16.3 million at December 31, 2016.
OREO decreased $666,000 or 24.5% to $2.1 million at March 31, 2017 from $2.7 million at December 31, 2016. The decrease was due to the sale of seven OREO properties during the three months ended March 31, 2017 with a total book value of $776,000 offset slightly by the addition of one OREO property with a book value of $128,000. At March 31, 2017, OREO consisted of the following real estate properties: five single-family residences and 29 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; four parcels of commercial land in South Carolina; and two commercial buildings in South Carolina.
Premises and equipment, net increased $441,000 or 2.1% to $21.6 million at March 31, 2017 from $21.2 million at December 31, 2016. The increase was primarily due to additions to construction in progress related to the construction of the Bank's new branch in Evans, Georgia, which opened in April 2017.
The cash value of BOLI increased $120,000 or 0.7% to $17.2 million at March 31, 2017 compared to $17.1 million at December 31, 2016. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Bank’s employee benefits programs and to provide key person insurance on certain officers of the Company.
FHLB stock decreased $430,000 or 15.5% to $2.3 million at March 31, 2017 compared to $2.8 million at December 31, 2016 as a result of a decrease in advances from the FHLB. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.
Other assets decreased $395,000 or 7.3% to $5.1 million at March 31, 2017 from $5.4 million at December 31, 2016. The decrease was primarily the result of a $338,000 decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	March 31, 2017		December 31, 2016		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$189,945,084	0.03%	$171,133,555	0.02%	$18,811,529	11.0%
Money Market	233,340,027	0.21	230,902,038	0.20	2,437,989	1.1
Statement Savings Accounts	39,506,546	0.10	36,522,989	0.10	2,983,557	8.2
Total	$462,791,657	0.13%	$438,558,582	0.12%	$24,233,075	5.5%

Certificate Accounts
0.00 – 0.99%	$145,959,436		$148,370,515		$(2,411,079)	(1.6)%
1.00 – 1.99%	88,284,157		66,532,221		21,751,936	32.7
2.00 – 2.99%	644,671		641,960		2,711	0.4
Total	234,888,264	0.82%	215,544,696	0.78%	19,343,568	9.0%
Total Deposits	$697,679,921	0.36%	$654,103,278	0.34%	$43,576,643	6.7%

Included in the certificate accounts above were $38.3 million and $40.3 million in brokered deposits at March 31, 2017 and December 31, 2016, respectively, with a weighted average interest rate of 1.15% and 1.14%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2017		December 31, 2016		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2017	$10,000,000	0.79%	$15,395,000	0.76%	$(5,395,000)	(35.04)%
2018	13,000,000	1.08	18,000,000	1.06	(5,000,000)	(27.78)
2019	12,000,000	1.31	12,000,000	1.31	—	—
2020	3,000,000	1.38	3,000,000	1.38	—	—
Total Advances	$38,000,000	1.10%	$48,395,000	1.05%	$(10,395,000)	(21.48)%
Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $73.0 million and $70.5 million at March 31, 2017, respectively, and $73.3 million and $71.1 million at December 31, 2016, respectively.
There were no callable FHLB advances at March 31, 2017. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.
Other Borrowings – The Bank had $9.8 million in other borrowings (non-FHLB advances) at March 31, 2017, an increase of $449,000 or 4.8% from $9.3 million at December 31, 2016. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both March 31, 2017 and December 31, 2016, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $16.1 million and $16.4 million, respectively, at March 31, 2017 and $17.6 million and $17.9 million, respectively, at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Payable - On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 3.70% at March 31, 2017. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At March 31, 2017, the remaining principal balance on the loan was $12.0 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At March 31, 2017, the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.83% at March 31, 2017. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.
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

Equity – Shareholders’ equity increased $1.9 million or 2.6% to $73.0 million at March 31, 2017 from $71.1 million at December 31, 2016. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $475,000 or 40.2% to $1.7 million at March 31, 2017 from $1.2 million at December 31, 2016. The Company’s net income available for common shareholders was $1.6 million for the three months ended March 31, 2017. The Board of Directors of the Company declared common stock dividends totaling $265,000 during the three months ended March 31, 2017. Book value per common share was $24.78 at March 31, 2017 compared to $24.14 at December 31, 2016.

Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
Net Income Available to Common Shareholders - Net income available to common shareholders was $1.6 million or $0.52 per diluted common share for both the three months ended March 31, 2017 and 2016.
Net Interest Income - The net interest margin on a tax equivalent basis declined nine basis points to 3.27% for the three months ended March 31, 2017 from 3.36% for the comparable period in 2016 as the average yield earned on interest-earning assets decreased eight basis points to 3.77% and the average cost of interest-bearing liabilities remained constant at 0.57%. Net interest income decreased $21,000 or 0.3% to $6.0 million during the three months ended March 31, 2017, compared to $6.1 million for the same period in 2016. During the three months ended March 31, 2017, average interest earning assets increased $17.6 million or 2.4% to $761.5 million from $743.8 million for the same period in 2016. Average interest-bearing liabilities increased $23.1 million or 3.6% to $672.6 million for the three months ended March 31, 2017 from $649.5 million for the comparable period in 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income - Total tax equivalent interest income increased $21,000 or 0.3% to $7.2 million during the three months ended March 31, 2017 compared to the same period in 2016. This increase was the result of a $17.6 million increase in average interest-earning assets offset by a decrease of eight basis points in the average yield on interest-earning assets. Total interest income on loans increased $105,000 or 2.3% to $4.7 million during the three months ended March 31, 2017 from $4.6 million during the comparable period in 2016. The increase was the result of a $25.3 million or 7.6% increase in the average loan portfolio balance to $359.2 million for the three months ended March 31, 2017 partially offset by a decrease of 27 basis points in the average loan yield. Interest income from mortgage-backed securities decreased $132,000 or 10.5% to $1.1 million from $1.3 million during the same period in 2016 as a result of a 13 basis point decrease in the portfolio yield combined with an $11.0 million decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities increased $32,000 or 2.5% to $1.3 million during the three months ended March 31, 2017 due to a 11 basis point increase in the yield offset by a $3.4 million decrease in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,				Increase (Decrease) In Interest Income
	2017		2016
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$359,155,816	5.29%	$333,870,832	5.56%	$105,370
Mortgage-Backed Securities	204,038,802	2.20	215,023,420	2.33	(132,334)
Investment Securities(2)	187,626,785	2.75	191,045,846	2.64	32,042
Overnight Time and Certificates of Deposit	10,640,354	0.76	3,898,237	0.46	15,688
Total Interest-Earning Assets	$761,461,757	3.77%	$743,838,335	3.85%	$20,766
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $177,592 and $174,733 for the quarters ended March 31, 2017 and 2016, respectively.
Interest Expense - Total interest expense increased $39,000 or 4.2% to $958,000 during the quarter ended March 31, 2017 compared to $919,000 for the same period in 2016. The increase in total interest expense was attributable to increases in interest rates paid combined with a $23.1 million or 3.6% increase in the average balance of interest-bearing liabilities to $672.6 million for the three months ended March 31, 2017. Interest expense on deposits increased $48,000 or 9.3% to $568,000 during the quarter ended March 31, 2017 compared to $520,000 for the same period in 2016. The increase was attributable to an increase of three basis points in the average cost of deposit accounts combined with a $2.6 million or 0.4% increase in average interest-bearing deposits to $594.8 million for the quarter ended March 31, 2017 compared to $592.2 million for the quarter ended March 31, 2016.
Interest expense on FHLB advances and other borrowings decreased $127,000 or 51.2% to $121,000 during the quarter ended March 31, 2017 from $249,000 for the same period in 2016. The decrease was attributable to a 126 basis point decrease in the rates paid partially offset by a $7.6 million or 16.4% increase in the average balance of FHLB advances and other borrowed money to $53.6 million during the quarter ended March 31, 2017 from $46.0 million for the same period in 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,				Increase (Decrease) In Interest Expense
	2017		2016
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$336,535,921	0.16%	$325,249,730	0.13%	$30,117
Statement Savings Accounts	37,638,029	0.10	31,700,352	0.10	1,382
Certificate Accounts	220,644,206	0.77	235,297,624	0.69	17,055
FHLB Advances and Other Borrowed Money	53,601,631	0.23	46,043,648	0.54	(127,375)
Note Payable	12,988,889	3.45	—	—	111,947
Junior Subordinated Debentures	5,155,000	2.70	5,155,000	2.26	5,631
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$672,647,676	0.57%	$649,530,354	0.57%	$38,757
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

The Company had net recoveries of $22,000 for the quarter ended March 31, 2017 compared to net charge-offs of $2,000 for the same three month period in 2016. There was no provision for loan losses recorded during the quarters ended March 31, 2017 and 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table includes selected activity associated with the allowance for loan losses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning Balance	$8,356,231	$8,275,133
Provision for Loan Losses	—	—
Charge-offs	(36,018)	(165,629)
Recoveries	57,686	163,800
Net Recoveries (Charge-offs)	21,668	(1,829)
Ending Balance	$8,377,899	8,273,304

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.3%	2.4%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	97.0%	79.3%
Impaired Loans	$8,635,930	$10,430,775
Gross Loans Receivable, Held For Investment (1)	$363,602,651	$338,982,664
Total Loans Receivable, Net	$355,224,752	$331,880,549
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

Non-Interest Income - Non-interest income increased $170,000 or 9.3% to $2.0 million for the three months ended March 31, 2017, compared to $1.8 million for the three months ended March 31, 2016. The following table summarizes the changes in non-interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amounts	Percent
Gain on Sale of Investment Securities	$583,391	$258,068	$325,323	126.1%
Gain on Sale of Loans	280,368	208,966	71,402	34.2
Service Fees on Deposit Accounts	240,885	240,345	540	0.2
Commissions From Insurance Agency	153,992	169,847	(15,855)	(9.3)
Bank Owned Life Insurance Income	120,000	132,000	(12,000)	(9.1)
Trust Income	182,000	162,000	20,000	12.3
Check Card Fee Income	270,992	238,142	32,850	13.8
Grant Income	—	265,496	(265,496)	(100.0)
Other	165,721	152,876	12,845	8.4
Total Non-Interest Income	$1,997,349	$1,827,740	$169,609	9.3%

Gain on sale of investment securities increased $325,000 or 126.1% to $583,000 during the quarter ended March 31, 2017, compared to $258,000 for the same period in 2016 due to an increase in the number of investment securities sold. The Bank sold 13 investment securities during the quarter ended March 31, 2017 compared to four during the same period in 2016.

There was no grant income received during the three months ended March 31, 2017 compared to grant income of $265,000 received during the same period in 2016. The grant received in 2016 was awarded by the Bank Enterprise Award Program in recognition of the Bank’s investments in distressed communities and its continued commitment to community development.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense – Non-interest expense increased $293,000 or 5.3% to $5.8 million for the quarter ended March 31, 2017, compared to $5.5 million for the same period in 2016. The following table summarizes the changes in non-interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amounts	Percent
Compensation and Employee Benefits	$3,511,487	$3,330,798	$180,689	5.4%
Occupancy	518,052	496,718	21,334	4.3
Advertising	135,535	129,977	5,558	4.3
Depreciation and Maintenance of Equipment	465,564	476,374	(10,810)	(2.3)
FDIC Insurance Premiums	64,674	133,047	(68,373)	(51.4)
Net Benefit of Operation of OREO	(119,104)	(675,926)	556,822	(82.4)
Prepayment Penalties on FHLB Advances	—	247,506	(247,506)	100.0
Other	1,252,730	1,397,450	(144,720)	(10.4)
Total Non-Interest Expense	$5,828,938	$5,535,944	$292,994	5.3%

Compensation and employee benefits expenses increased $181,000 or 5.4% to $3.5 million for the three months ended March 31, 2017 compared to $3.3 million for the same period last year due to general annual cost of living increases. Combined with an increase in full time equivalents as a result of additional branch staff. The Company had a net benefit from the operation of OREO properties of $119,000 during the three months ended March 31, 2017, a decrease of $557,000 or 82.4% compared to a net gain of $676,000 during the three months ended March 31, 2016. There were no prepayment penalties on FHLB advances during the quarter ended March 31, 2017 compared to prepayment penalties of $248,000 for the same quarter in 2016. The Bank prepaid one FHLB advance with a balance of $5.0 million at a 3.4% rate during the quarter ended March 31, 2016 in order to reduce interest expense in future periods and improve net interest spread.

Provision For Income Taxes – The provision for income taxes decreased $56,000 or 8.7% to $585,000 for the quarter ended March 31, 2017 from $641,000 for the same period one year ago. Income before income taxes was $2.2 million for the quarter ended March 31, 2017 compared to $2.4 million for the same quarter in 2016. The Company’s combined federal and state effective income tax rate for the current quarter was 26.4% compared to 27.2% for the same quarter one year ago.

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

During the three months ended March 31, 2017 loan repayments exceeded loan disbursements resulting in a $4.5 million or 1.3% decrease in total net loans receivable. During the three months ended March 31, 2017, deposits increased $43.6 million or 6.7% and FHLB advances decreased $10.4 million or 21.5%. The Bank had $205.7 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2017, the Bank had $133.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2017, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 19.7%, 10.8%, 19.7%, and 21.0%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 15.7%, 9.2%, 16.8%, and 18.0%, respectively, at March 31, 2017.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2017.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$77	$1,136	$15,724	$16,937	$70,865	$87,802
Standby Letters of Credit	—	26	693	719	38	757
Total	$77	$1,162	$16,417	$17,656	$70,903	$88,559

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

For the three months ended March 31, 2017, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.20%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (4)
4.3	Specimen Convertible Senior Debenture Due 2029 (4)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.10	2004 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)
10.12	Form of Compensation Modification Agreement (13)
14	Code of Ethics (14)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

25	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2015.

(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(4)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(5)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(7)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(8)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(9)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(10)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(11)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(12)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2008.

(14)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	May 12, 2017	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 12, 2017	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements