Form 10-Q
period 2017-06-30
SECURITY FEDERAL CORP
filed 2017-08-11
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 11, 2017	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$10,990,573	$9,374,549
Certificates of Deposit with Other Banks	1,425,005	2,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	401,349,864	362,059,429
Held To Maturity (Fair Value of $27,312,340 and $25,371,052 at June 30, 2017 and December 31, 2016, Respectively)	27,196,197	25,583,956
Total Investments and Mortgage-Backed Securities	428,546,061	387,643,385
Loans Receivable, Net:
Held For Sale	3,678,021	4,243,907
Held For Investment (Net of Allowance of $8,202,632 and $8,356,231 at June 30, 2017 and December 31, 2016, Respectively)	356,284,490	355,478,939
Total Loans Receivable, Net	359,962,511	359,722,846
Accrued Interest Receivable:
Loans	848,088	1,038,444
Mortgage-Backed Securities	596,973	605,474
Investment Securities	1,804,007	1,407,923
Total Accrued Interest Receivable	3,249,068	3,051,841
Premises and Equipment, Net	23,131,601	21,197,684
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,667,300	2,776,500
Other Real Estate Owned ("OREO")	1,990,168	2,721,214
Bank Owned Life Insurance ("BOLI")	19,341,045	17,101,045
Goodwill	1,199,754	1,199,754
Other Assets	4,439,183	5,447,746
Total Assets	$856,942,269	$812,681,569
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$691,423,628	$654,103,278
Advance Payments By Borrowers For Taxes and Insurance	568,457	260,580
Advances From FHLB	47,726,719	48,395,000
Other Borrowings	12,852,794	9,338,148
Note Payable	11,000,000	13,000,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,720,930	5,233,289
Total Liabilities	$780,531,528	$741,569,295
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	$31,464	$31,464
Additional Paid-In Capital	12,036,744	12,036,744
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	—	(25,358)
Accumulated Other Comprehensive Income	3,876,814	1,180,086
Retained Earnings	64,796,431	62,220,050
Total Shareholders' Equity	$76,410,741	$71,112,274
Total Liabilities And Shareholders' Equity	$856,942,269	$812,681,569

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income:
Loans	$4,954,962	$4,824,401	$9,702,440	$9,466,509
Mortgage-Backed Securities	1,156,067	1,225,059	2,278,134	2,479,460
Investment Securities	1,292,306	1,118,693	2,405,888	2,203,092
Other	8,311	4,603	28,509	9,113
Total Interest Income	7,411,646	7,172,756	14,414,971	14,158,174
Interest Expense:
NOW and Money Market Accounts	140,974	104,321	274,206	207,436
Statement Savings Accounts	10,002	8,594	19,274	16,484
Certificate Accounts	472,618	423,267	898,405	831,999
FHLB Advances and Other Borrowed Money	123,827	179,768	245,111	428,427
Note Payable	110,904	—	222,851	—
Senior Convertible Debentures	121,680	121,680	243,360	243,360
Junior Subordinated Debentures	37,154	30,454	71,888	59,557
Total Interest Expense	1,017,159	868,084	1,975,095	1,787,263
Net Interest Income	6,394,487	6,304,672	12,439,876	12,370,911
Provision For Loan Losses	—	—	—	—
Net Interest Income After Provision For Loan Losses	6,394,487	6,304,672	12,439,876	12,370,911
Non-Interest Income:
Gain on Sale of Investment Securities	45,148	153,650	628,539	411,718
Gain on Sale of Loans	240,049	191,589	520,417	400,555
Service Fees on Deposit Accounts	260,867	265,036	501,752	505,381
Commissions From Insurance Agency	125,245	122,143	279,237	291,990
Trust Income	186,000	162,000	368,000	324,000
BOLI Income	120,000	132,000	240,000	264,000
Check Card Fee Income	284,624	257,110	555,616	495,252
Grant Income	—	—	—	265,496
Other	171,005	180,805	336,726	333,681
Total Non-Interest Income	1,432,938	1,464,333	3,430,287	3,292,073
Non-Interest Expense:
Compensation and Employee Benefits	3,532,797	3,177,520	7,044,284	6,508,318
Occupancy	574,585	470,532	1,092,637	967,250
Advertising	136,174	112,806	271,709	242,783
Depreciation and Maintenance of Equipment	506,057	499,041	971,621	975,415
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	39,515	127,443	104,189	260,490
Net (Benefit) Cost of Operation of OREO	(82,798)	1,945	(201,902)	(673,981)
Prepayment Penalties on FHLB Advances	—	281,206	—	528,712
Other	1,160,373	1,022,630	2,413,103	2,420,080
Total Non-Interest Expense	5,866,703	5,693,123	11,695,641	11,229,067
Income Before Income Taxes	1,960,722	2,075,882	4,174,522	4,433,917
Provision For Income Taxes	482,775	509,608	1,067,957	1,150,900
Net Income	1,477,947	1,566,274	3,106,565	3,283,017
Preferred Stock Dividends	—	110,000	—	220,000
Net Income Available to Common Shareholders	$1,477,947	$1,456,274	$3,106,565	$3,063,017
Net Income Per Common Share (Basic)	$0.50	$0.49	$1.05	$1.04
Net Income Per Common Share (Diluted)	$0.48	$0.47	$1.00	$0.99
Cash Dividend Per Share on Common Stock	$0.09	$0.08	$0.18	$0.16
Weighted Average Shares Outstanding (Basic)	2,945,474	2,944,001	2,945,083	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,253,559	3,248,444	3,252,332	3,248,445

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2017	2016
Net Income	$1,477,947	$1,566,274
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $1,392,387 and $1,928,197 at June 30, 2017 and 2016, Respectively	2,275,602	3,151,680
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $17,156 and $58,387 at June 30, 2017 and 2016, Respectively	(27,992)	(95,263)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(15,656) and $(10,986) at June 30, 2017 and 2016, Respectively	(25,587)	(17,955)
Other Comprehensive Income	2,222,023	3,038,462
Comprehensive Income	$3,699,970	$4,604,736

	Six Months Ended June 30,
	2017	2016
Net Income	$3,106,565	$3,283,017
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $1,932,360 and $2,635,791 at June 30, 2017 and 2016, Respectively	3,145,287	4,307,424
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $238,845 and $156,453 at June 30, 2017 and 2016, Respectively	(389,694)	(255,265)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(36,017) and $(35,602) at June 30, 2017 and 2016, Respectively	(58,865)	(58,187)
Other Comprehensive Income	2,696,728	3,993,972
Comprehensive Income	$5,803,293	$7,276,989

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2017 and 2016

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	$(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—	—	—	—	—	3,283,017	3,283,017
Other Comprehensive Income, Net of Tax	—	—	—	—	—	3,993,972	—	3,993,972
Stock Option Compensation Expense	—	—	—	3,984	—	—	—	3,984
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(471,276)	(471,276)
Balance at June 30, 2016	$22,000,000	$31,464	$(25,358)	$12,032,816	$(4,330,712)	$8,256,333	$59,592,576	$97,557,119

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	3,106,565	3,106,565
Other Comprehensive Income, Net of Tax	—	—	—	—	2,696,728	—	2,696,728
Vesting of Restricted Stock	—	25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(530,184)	(530,184)
Balance at June 30, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$3,876,814	$64,796,431	$76,410,741

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,106,565	$3,283,017
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	703,826	698,002
Stock Option Compensation Expense	25,358	3,984
Discount Accretion and Premium Amortization	2,800,841	2,660,159
Income From BOLI	(240,000)	(264,000)
Gain on Sales of Loans	(520,417)	(400,555)
Gain on Sales of Mortgage-Backed Securities	(284,935)	(46,040)
Gain on Sales of Investment Securities	(343,603)	(365,678)
Gain on Sale of Premises and Equipment	(1,900)	—
Gain on Sales of OREO	(316,398)	(781,363)
Write Down on OREO	18,000	40,000
Amortization of Deferred Loan Costs	82,461	57,977
Proceeds From Sale of Loans Held For Sale	19,294,486	14,835,314
Origination of Loans Held For Sale	(18,208,183)	(13,654,294)
Decrease (Increase) in Accrued Interest Receivable:
Loans	190,356	14,871
Mortgage-Backed Securities	8,501	(33,577)
Investment Securities	(396,084)	44,419
Increase in Advance Payments By Borrowers	307,877	319,637
Other, Net	(256,176)	1,824,276
Net Cash Provided By Operating Activities	$5,970,575	$8,236,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale ("AFS")	$(31,789,116)	$(31,230,934)
Proceeds from Payments and Maturities of Mortgage-Backed Securities AFS	18,660,261	13,928,123
Proceeds From Sale of Mortgage-Backed Securities AFS	11,047,043	2,423,078
Purchase of Mortgage-Backed Securities Held To Maturity ("HTM")	—	(1,507,125)
Proceeds from Payments and Maturities of Mortgage-Backed Securities HTM	2,092,899	2,613,163
Purchase of Investment Securities AFS	(53,121,373)	(18,938,907)
Proceeds from Payments and Maturities of Investment Securities AFS	12,047,600	13,762,177
Proceeds From Sale of Investment Securities AFS	6,434,564	12,158,368
Purchase of Investment Securities HTM	(3,997,750)	—
Proceeds from Payments and Maturities of Investment Securities HTM	—	—
Proceeds From Redemption of Certificates of Deposits with Other Banks	1,020,000	—
Purchase of FHLB Stock	(3,557,700)	(2,827,100)
Redemption of FHLB Stock	3,666,900	2,993,600
Purchase of BOLI	(2,000,000)	—
Increase in Loans Receivable	(1,214,095)	(5,444,078)
Proceeds From Sale of OREO	1,355,528	2,867,121
Purchase and Improvement of Premises and Equipment	(2,637,743)	(789,711)
Proceeds From Sale of Premises and Equipment	1,900	—
Net Cash Used By Investing Activities	$(41,991,082)	$(9,992,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$37,320,350	$5,505,712
Proceeds from FHLB Advances	86,392,719	132,705,000
Repayment of FHLB Advances	(87,061,000)	(138,235,000)
Increase in Other Borrowings, Net	3,514,646	2,972,904
Repayment of Note Payable	(2,000,000)	—
Dividends to Preferred Stock Shareholders	—	(220,000)
Dividends to Common Stock Shareholders	(530,184)	(471,276)
Net Cash Provided By Financing Activities	$37,636,531	$2,257,340

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016
Net Increase in Cash and Cash Equivalents	1,616,024	501,264
Cash and Cash Equivalents at Beginning of Period	9,374,549	8,381,951
Cash and Cash Equivalents at End of Period	$10,990,573	$8,883,215
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,975,575	$1,857,994
Income Taxes	$947,000	$155,242
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$326,083	$142,140

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2016 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC was formed in 1975 and is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. All of the options outstanding at June 30, 2017 had an exercise price below the average market price during the three and six months ended June 30, 2017. Therefore, these options were considered to be dilutive to EPS in those periods. None of the options outstanding at June 30, 2016 had an exercise price below the average market price during the three or six month periods ended June 30, 2016. Therefore, these options were not deemed to be dilutive to EPS in those periods.

Net income available to common shareholders represents consolidated net income adjusted for preferred dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings Available To Common Shareholders:
Net Income	$1,477,947	$1,566,274	$3,106,565	$3,283,017
Preferred Stock Dividends	—	110,000	—	220,000
Net Income Available To Common Shareholders	$1,477,947	$1,456,274	$3,106,565	$3,063,017

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,
	2017			2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,477,947	2,945,474	$0.50	$1,456,274	2,944,001	$0.49
Effect of Dilutive Securities:
Stock Options	—	3,885	—	—	—	—
Senior Convertible Debentures	75,442	304,200	(0.02)	75,442	304,200	(0.02)
Unvested Restricted Stock	—	—	—	—	243	—
Diluted EPS	$1,553,389	3,253,559	$0.48	$1,531,716	3,248,444	$0.47

	Six Months Ended June 30,
	2017			2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,106,565	2,945,083	$1.05	$3,063,017	2,944,001	$1.04
Effect of Dilutive Securities:
Stock Options	—	3,049	—	—	—	—
Senior Convertible Debentures	150,883	304,200	(0.05)	150,883	304,200	(0.04)
Unvested Restricted Stock	—	—	—	—	244	(0.01)
Diluted EPS	$3,257,448	3,252,332	$1.00	$3,213,900	3,248,445	$0.99

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	21,500	$23.57	26,000	$23.50
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(2,000)	24.34	(1,000)	23.49
Balance, End of Period	19,500	$23.49	25,000	$23.50

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	21,500	$23.57	29,500	$23.55
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(2,000)	24.34	(4,500)	23.82
Balance, End of Period	19,500	$23.49	25,000	$23.50

Options Exercisable	19,100		20,700

Options Available For Grant	50,000		50,000

At June 30, 2017, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	12,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Small Business Administration (“SBA”) Bonds	$126,753,533	$1,197,692	$161,805	$127,789,420
Tax Exempt Municipal Bonds	81,369,078	3,217,508	538,589	84,047,997
Taxable Municipal Bonds	2,019,039	8,911	—	2,027,950
Mortgage-Backed Securities	184,945,040	2,729,888	402,231	187,272,697
State Tax Credit	56,800	—	—	56,800
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$395,298,490	$7,153,999	$1,102,625	$401,349,864

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$998,001	$—	$1	$998,000
SBA Bonds	101,280,921	909,361	284,223	101,906,059
Tax Exempt Municipal Bonds	72,248,915	1,185,753	1,899,519	71,535,149
Taxable Municipal Bonds	2,021,192	—	30,062	1,991,130
Mortgage-Backed Securities	183,657,697	2,575,616	972,222	185,261,091
Equity Securities	250,438	117,562	—	368,000
Total Available For Sale	$360,457,164	$4,788,292	$3,186,027	$362,059,429

The FHLB is a government sponsored enterprise ("GSE") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2017 the Bank held an amortized cost and fair value of $101.1 million and $102.4 million, respectively, in AFS GNMA mortgage-backed securities compared to an amortized cost and fair value of $107.9 million and $109.2 million, respectively, at December 31, 2016.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2017 the Bank held an amortized cost and fair value of $29.7 million and $29.7 million, respectively, in AFS private label CMO mortgage-backed securities, compared to an amortized cost and fair value of $20.0 million and $19.7 million, respectively, at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2017 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2017
Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$328,603	$328,525
One – Five Years	15,445,316	15,603,908
Over Five – Ten Years	53,122,450	53,869,687
More Than Ten Years	141,457,081	144,275,047
Mortgage-Backed Securities	184,945,040	187,272,697
Total Available For Sale	$395,298,490	$401,349,864

At June 30, 2017 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $92.1 million and $93.9 million, respectively, compared to an amortized cost and fair value of $75.3 million and $76.9 million, respectively, at December 31, 2016.

The Bank received $2.2 million and $11.4 million in gross proceeds from sales of available for sale securities during the three months ended June 30, 2017 and 2016, respectively. As a result, the Bank recognized gross gains of $45,000 and $154,000, respectively, for the three months ended June 30, 2017 and 2016, with no gross losses recognized for the same periods.

During the six months ended June 30, 2017 and 2016, the Bank received $17.5 million and $14.6 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $629,000 and $412,000, respectively, with no gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA Bonds	$15,277,479	$64,891	$8,979,781	$96,914	$24,257,260	$161,805
Tax Exempt Municipal Bonds	14,089,073	416,583	2,277,880	122,006	16,366,953	538,589
Mortgage-Backed Securities	42,992,095	341,150	9,351,864	61,081	52,343,959	402,231
	$72,358,647	$822,624	$20,609,525	$280,001	$92,968,172	$1,102,625

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$998,000	$1	$—	$—	$998,000	$1
SBA Bonds	28,490,243	228,432	8,212,824	55,791	36,703,067	284,223
Tax Exempt Municipal Bonds	47,405,066	1,899,519	—	—	47,405,066	1,899,519
Taxable Municipal Bond	1,991,130	30,062	—	—	1,991,130	30,062
Mortgage-Backed Securities	62,738,366	916,699	5,600,262	55,523	68,338,628	972,222
	$141,622,805	$3,074,713	$13,813,086	$111,314	$155,435,891	$3,186,027

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At June 30, 2017 and December 31, 2016, 25.4% and 3.5% of the unrealized losses, representing 21 and 15 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2017.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$2,744	$1,997,256
Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	1,997,886	2,130	374	1,999,642
Mortgage-Backed Securities (1)	23,198,311	154,220	37,089	23,315,442
Total Held To Maturity	$27,196,197	$156,350	$40,207	$27,312,340
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$25,583,956	$63,342	$276,246	$25,371,052
Total Held To Maturity	$25,583,956	$63,342	$276,246	$25,371,052
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At June 30, 2017, the Bank held an amortized cost and fair value of $14.5 million and $14.6 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $16.3 million and $16.2 million, respectively, at December 31, 2016. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At June 30, 2017, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $20.8 million and $21.0 million, respectively, compared to an amortized cost and fair value of $23.2 million and $23.0 million, respectively, at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2017 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2017
Investment Securities:	Amortized Cost	Fair Value
One – Five Years	$3,997,886	$3,996,898
Mortgage-Backed Securities	23,198,311	23,315,442
Total Held to Maturity	$27,196,197	$27,312,340

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bonds	$1,997,256	$2,744	$—	$—	$1,997,256	$2,744
FHLMC Bonds	999,626	374	—	—	999,626	374
Mortgage-Backed Securities (1)	7,640,170	37,089	—	—	7,640,170	37,089
	$10,637,052	$40,207	$—	$—	$10,637,052	$40,207
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2017	December 31, 2016
Residential Real Estate Loans	$76,954,021	$77,979,909
Consumer Loans	53,672,884	50,667,894
Commercial Business Loans	22,013,710	16,279,177
Commercial Real Estate Loans	216,564,464	222,599,294
Total Loans Held For Investment	369,205,079	367,526,274
Loans Held For Sale	3,678,021	4,243,907
Total Loans Receivable, Gross	$372,883,100	$371,770,181
Less:
Allowance For Loan Losses	8,202,632	8,356,231
Loans In Process	4,569,760	3,526,064
Deferred Loan Fees	148,197	165,040
	12,920,589	12,047,335
Total Loans Receivable, Net	$359,962,511	$359,722,846

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

	Credit Quality Measures
June 30, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,467,948	$2,173,366	$1,388,484	$5,924,223	$76,954,021
Consumer	49,165,277	1,730,399	256,683	2,520,525	53,672,884
Commercial Business	18,551,832	1,959,832	880,216	621,830	22,013,710
Commercial Real Estate	137,546,053	55,142,285	18,313,257	5,562,869	216,564,464
Total	$272,731,110	$61,005,882	$20,838,640	$14,629,447	$369,205,079

	Credit Quality Measures
December 31, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$70,503,057	$665,235	$1,082,928	$5,728,689	$77,979,909
Consumer	46,818,650	2,591,860	6,357	1,251,027	50,667,894
Commercial Business	14,731,698	1,002,170	50,081	495,228	16,279,177
Commercial Real Estate	127,068,983	71,927,031	18,153,718	5,449,562	222,599,294
Total	$259,122,388	$76,186,296	$19,293,084	$12,924,506	$367,526,274

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at June 30, 2017 and December 31, 2016:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$971,976	$2,643,584	$3,615,560	$73,338,461	$76,954,021
Consumer	431,862	193,376	440,277	1,065,515	52,607,369	53,672,884
Commercial Business	50,343	179,818	180,705	410,866	21,602,844	22,013,710
Commercial Real Estate	849,079	80,509	4,442,010	5,371,598	211,192,866	216,564,464
Total	$1,331,284	$1,425,679	$7,706,576	$10,463,539	$358,741,540	$369,205,079

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$653,858	$—	$2,488,158	$3,142,016	$74,837,893	$77,979,909
Consumer	625,178	119,640	241,571	986,389	49,681,505	50,667,894
Commercial Business	536,492	69,256	145,401	751,149	15,528,028	16,279,177
Commercial Real Estate	1,719,758	256,285	2,639,837	4,615,880	217,983,414	222,599,294
Total	$3,535,286	$445,181	$5,514,967	$9,495,434	$358,030,840	$367,526,274

At June 30, 2017 and December 31, 2016, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2017 compared to December 31, 2016:

	June 30, 2017		December 31, 2016		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,643,584	0.73%	$2,488,158	0.68%	$155,426	6.2%
Consumer	440,277	0.12	241,571	0.07	$198,706	82.3%
Commercial Business	180,705	0.05	145,401	0.04	35,304	24.3
Commercial Real Estate	4,442,010	1.22	2,639,837	0.73	1,802,173	68.3
Total Non-accrual Loans	$7,706,576	2.12%	$5,514,967	1.52%	$2,191,609	39.7%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,464,917	$1,100,704	$964,488	$4,847,790	$8,377,899
Provision for Loan Losses	50,008	23,765	(83,847)	10,074	—
Charge-Offs	(64,986)	(18,244)	1	(136,000)	(219,229)
Recoveries	237	16,248	—	27,477	43,962
Ending Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632

	Six Months Ended June 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	160,346	124,319	3,532	(288,197)	—
Charge-Offs	(71,503)	(41,855)	(5,889)	(136,000)	(255,247)
Recoveries	987	43,389	—	57,272	101,648
Ending Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632

	Three Months Ended June 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,399,703	$1,042,530	$803,146	$5,027,925	$8,273,304
Provision for Loan Losses	52,888	104,830	62,721	(220,439)	—
Charge-Offs	—	(59,452)	—	(131,418)	(190,870)
Recoveries	10,045	28,068	—	274,667	312,780
Ending Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214

	Six Months Ended June 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision for Loan Losses	129,408	153,797	91,919	(375,124)	—
Charge-Offs	—	(153,881)	—	(202,618)	(356,499)
Recoveries	10,045	52,907	—	413,628	476,580
Ending Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,450,176	$1,450,176
Consumer	—	1,122,473	1,122,473
Commercial Business	—	880,642	880,642
Commercial Real Estate	19,566	4,729,775	4,749,341
Total	$19,566	$8,183,066	$8,202,632

	Allowance For Loan Losses
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,360,346	$1,360,346
Consumer	1,699	994,921	996,620
Commercial Business	—	882,999	882,999
Commercial Real Estate	12,590	5,103,676	5,116,266
Total	$14,289	$8,341,942	$8,356,231

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,492,298	$74,461,723	$76,954,021
Consumer	104,492	53,568,392	53,672,884
Commercial Business	145,401	21,868,309	22,013,710
Commercial Real Estate	7,368,117	209,196,347	216,564,464
Total	$10,110,308	$359,094,771	$369,205,079

	Loans Receivable
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,181,740	$75,798,169	$77,979,909
Consumer	170,552	50,497,342	50,667,894
Commercial Business	145,401	16,133,776	16,279,177
Commercial Real Estate	5,830,341	216,768,953	222,599,294
Total	$8,328,034	$359,198,240	$367,526,274

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $10.4 million for the three months ended June 30, 2017 compared to $10.3 million for the three months ended June 30, 2016.

The following tables present information related to impaired loans by loan category at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

	June 30, 2017			December 31, 2016
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,492,298	$2,492,298	$—	$2,181,740	$2,263,240	$—
Consumer	104,492	112,792	—	110,114	118,414	—
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	7,100,151	8,361,152	—	5,424,701	7,207,688	—
With An Allowance Recorded:
Consumer	—	—	—	60,438	60,438	1,699
Commercial Real Estate	267,966	508,966	19,566	405,640	418,654	12,590
Total
Residential Real Estate	2,492,298	2,492,298	—	2,181,740	2,263,240	—
Consumer	104,492	112,792	—	170,552	178,852	1,699
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	7,368,117	8,870,118	19,566	5,830,341	7,626,342	12,590
Total	$10,110,308	$12,470,609	$19,566	$8,328,034	$11,063,835	$14,289

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended June 30,
	2017		2016
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,639,699	$22,563	$2,662,040	$—
Consumer	149,953	—	289,655	—
Commercial Business	145,401	—	149,801	—
Commercial Real Estate	7,192,652	68,515	6,675,462	31,353
With An Allowance Recorded:
Consumer	—	—	62,323	1,144
Commercial Real Estate	252,450	—	434,101	—
Total
Residential Real Estate	2,639,699	22,563	2,662,040	—
Consumer	149,953	—	351,978	1,144
Commercial Business	145,401	—	149,801	—
Commercial Real Estate	7,445,102	68,515	7,109,563	31,353
Total	$10,380,155	$91,078	$10,273,382	$32,497

	Six Months Ended June 30,
	2017		2016
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,816,097	$23,113	$2,790,857	$447
Consumer	158,227	—	296,075	—
Commercial Business	145,401	—	154,316	—
Commercial Real Estate	7,314,836	115,288	8,632,348	93,284
With An Allowance Recorded:
Consumer	—	—	62,693	1,555
Commercial Real Estate	250,234	—	437,943	—
Total
Residential Real Estate	2,816,097	23,113	2,790,857	447
Consumer	158,227	—	358,768	1,555
Commercial Business	145,401	—	154,316	—
Commercial Real Estate	7,565,070	115,288	9,070,291	93,284
Total	$10,684,795	$138,401	$12,374,232	$95,286

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at June 30, 2017 and December 31, 2016 were $4.3 million and $4.6 million, respectively, and the Bank had no commitments at these dates to lend additional funds on these loans.

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

The Bank did not modify any loans that were considered to be TDRs during the six months ended June 30, 2017 and 2016. At June 30, 2017, two loans totaling $599,000 that had previously been restructured as TDRs were in default, neither of which had been restructured within the last 12 months. Neither of these loans defaulted during the six month period ended June 30, 2017. In comparison, at June 30, 2016, six loans totaling $770,000 that had previously been restructured as TDRs were in default, and three of the loans, with a balance of $641,000 defaulted during the six month period ended June 30, 2016. The Bank considers any loan 30 days or more past due to be in default.

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

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2017, it would have exceeded all regulatory capital requirements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

Based on its capital levels at June 30, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status. The following tables provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated below:

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SECURITY FEDERAL CORP.	June 30, 2017
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$76,333	17.7%	$25,895	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	82,131	19.0%	34,526	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	71,333	16.5%	19,421	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	76,333	9.0%	33,809	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,325	19.1%	$27,686	6.0%	$36,914	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	94,123	20.4%	36,914	8.0%	46,143	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,325	19.1%	20,764	4.5%	29,993	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,325	10.5%	33,795	4.0%	42,243	5.0%

SECURITY FEDERAL CORP.	December 31, 2016
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$73,787	16.6%	$26,714	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	79,383	17.8%	35,618	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	68,787	15.4%	20,035	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	73,787	9.1%	32,548	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,139	19.8%	$26,694	6.0%	$35,592	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,735	21.1%	35,592	8.0%	44,490	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,139	19.8%	20,021	4.5%	28,919	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,139	10.8%	32,587	4.0%	40,734	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019. At June 30, 2017 the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.

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

Level 1 -
Quoted Market Price in Active Markets
Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2 -
Significant Other Observable Inputs
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

Level 3 -
Significant Unobservable Inputs
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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2017, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, one state tax credit, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2017 and December 31, 2016, the recorded investment in impaired loans was $10.1 million and $8.3 million, respectively.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Foreclosed assets are recorded as nonrecurring Level 3.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
FHLB Securities	$—	$—	$—	$—	$998,000	$—
SBA Bonds	—	127,789,420	—	—	101,906,059	—
Tax Exempt Municipal Bonds	—	84,047,997	—	—	71,535,149	—
Taxable Municipal Bonds	—	2,027,950	—	—	1,991,130	—
Mortgage-Backed Securities	—	187,272,697	—	—	185,261,091	—
State Tax Credit	—	56,800	—	—	—	—
Equity Securities	—	155,000	—	—	368,000	—
Total	$—	$401,349,864	$—	$—	$362,059,429	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2017
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,678,021	$—	$3,678,021
Collateral Dependent Impaired Loans (1)	—	—	10,090,742	10,090,742
Foreclosed Assets	—	—	1,990,168	1,990,168
Total	$—	$3,678,021	$12,080,910	$15,758,931

	December 31, 2016
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$4,243,907	$—	$4,243,907
Collateral Dependent Impaired Loans (1)	—	—	8,313,745	8,313,745
Foreclosed Assets	—	—	2,721,214	2,721,214
Total	$—	$4,243,907	$11,034,959	$15,278,866
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $19,566 AND $14,289 AT JUNE 30, 2017 AND DECEMBER 31, 2016, RESPECTIVELY.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2017 or December 31, 2016.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$10,090,742	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 72%

Foreclosed Assets	$1,990,168	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 100%

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

FHLB Stock—The fair value approximates the carrying value. No ready market exists for this stock, and it has no quoted market value; however, redemption of this stock has historically been at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 presented in accordance with the applicable accounting guidance.

	June 30, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$10,991	$10,991	$10,991	$—	$—
Certificates of Deposits with Other Banks	1,425	1,425	—	1,425	—
Investment and Mortgage-Backed Securities	428,546	428,662	—	428,662	—
Loans Receivable, Net	359,963	358,546	—	—	358,546
FHLB Stock	2,667	2,667	2,667	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$464,692	$464,692	$464,692	$—	$—
Certificate Accounts	226,732	225,210	—	225,210	—
Advances from FHLB	47,727	47,526	—	47,526	—
Other Borrowed Money	12,853	12,853	12,853	—	—
Note Payable	11,000	11,000	—	11,000	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$9,375	$9,375	$9,375	$—	$—
Certificates of Deposits with Other Banks	2,445	2,445	—	2,445	—
Investment and Mortgage-Backed Securities	387,643	387,430	—	387,430	—
Loans Receivable, Net	359,723	357,457	—	—	357,457
FHLB Stock	2,777	2,777	2,777	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$438,559	$438,559	$438,559	$—	$—
Certificate Accounts	215,545	214,149	—	214,149	—
Advances from FHLB	48,395	48,153	—	48,153	—
Other Borrowed Money	9,338	9,338	9,338	—	—
Note Payable	13,000	13,000	—	13,000	—
Senior Convertible Debentures	5,155	5,155	—	5,155	—
Junior Subordinated Debentures	6,084	6,084	—	6,084	—

At June 30, 2017, the Bank had $97.4 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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
In January 2017, the FASB amended the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to the Company’s consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, in particular on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin Topic 11.M. Entities are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a company cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The Company has adopted the amendments in this guidance and appropriate disclosures have been included in this Note for each recently issued accounting standard.
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
In May 2017, the FASB amended the requirements in the Compensation-Stock Compensation topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

The Company expects to receive $650,000 in life insurance proceeds on a former employee during the quarter ended September 30, 2017.

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

Financial Condition at June 30, 2017 and December 31, 2016

Assets

Total assets increased $44.3 million or 5.4% to $856.9 million at June 30, 2017 from $812.7 million at December 31, 2016. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2017	December 31, 2016	Amount	Percent
Cash and Cash Equivalents	$10,990,573	$9,374,549	$1,616,024	17.2%
Certificates of Deposits with Other Banks	1,425,005	2,445,005	(1,020,000)	(41.7)
Investment and Mortgage-Backed Securities – AFS	401,349,864	362,059,429	39,290,435	10.9
Investment and Mortgage-Backed Securities – HTM	27,196,197	25,583,956	1,612,241	6.3
Loans Receivable, Net	359,962,511	359,722,846	239,665	0.1
OREO	1,990,168	2,721,214	(731,046)	(26.9)
Premises and Equipment, Net	23,131,601	21,197,684	1,933,917	9.1
FHLB Stock	2,667,300	2,776,500	(109,200)	(3.9)
BOLI	19,341,045	17,101,045	2,240,000	13.1
Other Assets	4,439,183	5,447,746	(1,008,563)	(18.5)

Cash and cash equivalents increased $1.6 million or 17.2% to $11.0 million at June 30, 2017 from $9.4 million at December 31, 2016. Certificates of deposits with other banks decreased $1.0 million or 41.7% to $1.4 million at June 30, 2017. The decrease was due to the maturity and redemption of six of the Bank's lower yield time deposits with other banks during the first six months of 2017.

Investment and mortgage-backed securities available for sale increased $39.3 million or 10.9% to $401.3 million at June 30, 2017 from $362.1 million at December 31, 2016. Investment and mortgage-backed securities held to maturity increased $1.6 million or 6.3% to $27.2 million at June 30, 2017 from $25.6 million at December 31, 2016. The Bank purchased 46 investment and mortgage-backed securities classified as available for sale for $84.9 million and three investment securities classified as held to maturity for $4.0 million during the first six months of 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, increased $240,000 or 0.1% to $360.0 million at June 30, 2017 from $359.7 million at December 31, 2016 as a result of increased loan originations in the consumer and commercial business loan categories offset by decreases in the commercial and residential real estate loan categories and loans held for sale. Consumer loans increased $3.0 million or 5.9% to $53.7 million at June 30, 2017 compared to $50.7 million at December 31, 2016. Commercial business loans increased $5.7 million or 35.2% to $22.0 million at June 30, 2017 from $16.3 million at December 31, 2016. Commercial real estate loans decreased $6.0 million or 2.7% to $216.6 million at June 30, 2017 from $222.6 million at December 31, 2016. Residential real estate loans decreased $1.0 million or 1.3% to $77.0 million at June 30, 2017 from $78.0 million at December 31, 2016. Loans held for sale decreased $566,000 or 13.3% to $3.7 million at June 30, 2017 from $4.2 million at December 31, 2016.

OREO decreased $731,000 or 26.9% to $2.0 million at June 30, 2017 from $2.7 million at December 31, 2016. The decrease was due to the sale of 10 OREO properties during the six months ended June 30, 2017 with a total book value of $1.0 million offset slightly by the addition of two OREO properties with a book value of $326,000. At June 30, 2017, OREO consisted of the following real estate properties: four single-family residences and 29 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; four parcels of commercial land in South Carolina; and two commercial buildings in South Carolina.

Premises and equipment, net increased $1.9 million or 9.1% to $23.1 million at June 30, 2017 from $21.2 million at December 31, 2016. The increase was primarily due to additions related to the construction of the Bank's new branch in Evans, Georgia, which opened in April 2017.

FHLB stock decreased $109,000 or 3.9% to $2.7 million at June 30, 2017 compared to $2.8 million at December 31, 2016 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

The cash value of BOLI increased $2.2 million or 13.1% to $19.3 million at June 30, 2017 compared to $17.1 million at December 31, 2016 primarily due to the purchase of 15 additional policies for a total of $2.0 million during the first six months of 2017. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.

Other assets decreased $1.0 million or 18.5% to $4.4 million at June 30, 2017 from $5.4 million at December 31, 2016. The decrease was primarily the result of a $1.7 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $37.3 million or 5.7% to $691.4 million at June 30, 2017 compared to $654.1 million at December 31, 2016. Checking and savings deposits accounted for the majority of the growth, increasing $28.0 million during 2017. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	June 30, 2017		December 31, 2016		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$195,027,568	0.05%	$171,133,555	0.02%	$23,894,013	14.0%
Money Market	229,073,123	0.21	230,902,038	0.20	(1,828,915)	(0.8)
Statement Savings Accounts	40,591,230	0.10	36,522,989	0.10	4,068,241	11.1
Total	$464,691,921	0.13%	$438,558,582	0.12%	$26,133,339	6.0%
Certificate Accounts
0.00 – 0.99%	$137,656,688		$148,370,515		$(10,713,827)	(7.2)%
1.00 – 1.99%	88,427,563		66,532,221		21,895,342	32.9
2.00 – 2.99%	647,456		641,960		5,496	0.9
Total	$226,731,707	0.84%	$215,544,696	0.78%	$11,187,011	5.2%
Total Deposits	$691,423,628	0.37%	$654,103,278	0.34%	$37,320,350	5.7%

Included in the certificate accounts above were $31.5 million and $40.3 million in brokered deposits at June 30, 2017 and December 31, 2016, respectively, with a weighted average interest rate of 1.21% and 1.14%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	June 30, 2017		December 31, 2016		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2017	$12,171,719	1.06%	$15,395,000	0.76%	$(3,223,281)	(20.94)%
2018	16,555,000	1.13	18,000,000	1.06	(1,445,000)	(8.03)
2019	10,000,000	1.35	12,000,000	1.31	(2,000,000)	(16.67)
2020	5,000,000	1.38	3,000,000	1.38	2,000,000	66.67
Total Advances	$43,726,719	1.20%	$48,395,000	1.05%	$(4,668,281)	(9.65)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $64.9 million and $59.9 million at June 30, 2017, respectively, and $73.3 million and $71.1 million at December 31, 2016, respectively.
There were no callable FHLB advances at June 30, 2017. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $12.9 million in other borrowings (non-FHLB advances) at June 30, 2017, an increase of $3.5 million or 37.6% from $9.3 million at December 31, 2016. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both June 30, 2017 and December 31, 2016, the interest rate paid on the repurchase agreements was 0.15%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $17.8 million and $18.1 million, respectively, at June 30, 2017 and $17.6 million and $17.9 million, respectively, at December 31, 2016.

Note Payable

On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 3.95% at June 30, 2017. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At June 30, 2017, the remaining principal balance on the loan was $11.0 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At June 30, 2017, the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures

On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.95% at June 30, 2017. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity

Shareholders’ equity increased $5.3 million or 7.5% to $76.4 million at June 30, 2017 from $71.1 million at December 31, 2016 primarily due to net income and increased accumulated other comprehensive income, net of tax. The Company’s net income available for common shareholders was $3.1 million for the six months ended June 30, 2017. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $2.7 million or 228.5% to $3.9 million at June 30, 2017 from $1.2 million at December 31, 2016. The Board of Directors of the Company declared common stock dividends totaling $530,000 during the six months ended June 30, 2017. Book value per common share was $25.94 at June 30, 2017 compared to $24.14 at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended June 30, 2017 and 2016

Net Income Available to Common Shareholders

Net income available to common shareholders increased $22,000 or 1.5% to $1.5 million or $0.48 per diluted common share for the three months ended June 30, 2017 compared to $1.5 million or $0.47 per diluted common share for the three months ended June 30, 2016. The increase in net income available to common shareholders for the three month period was primarily the result of an increase in net interest income combined with the absence of preferred stock dividends. These items were partially offset by a decrease in non-interest income and an increase in non-interest expense.

Net Interest Income

The net interest margin on a tax equivalent basis decreased 10 basis points to 3.35% for the three months ended June 30, 2017 from 3.45% for the comparable period in 2016 as the average yield earned on interest-earning assets decreased and the average cost of interest-bearing liabilities increased. Net interest income increased $90,000 or 1.4% to $6.4 million during the three months ended June 30, 2017, compared to $6.3 million for the same period in 2016. During the three months ended June 30, 2017, average interest earning assets increased $32.3 million or 4.3% to $785.2 million from $752.9 million for the same period in 2016. Average interest-bearing liabilities increased $40.6 million or 6.2% to $690.1 million for the three months ended June 30, 2017 from $649.5 million for the comparable period in 2016.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2017		2016
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$359,101	5.52%	$337,203	5.72%	$21,898	$130
Mortgage-Backed Securities	201,303	2.30	222,667	2.20	$(21,364)	(69)
Investment Securities(2)	219,560	2.69	188,415	2.76	$31,145	175
Overnight Time and Certificates of Deposit	5,197	0.64	4,567	0.40	$630	4
Total Interest-Earning Assets	$785,161	3.87%	$752,852	3.91%	$32,309	$240
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $183,753 and $182,365 for the quarters ended June 30, 2017 and 2016, respectively.

Total tax equivalent interest income increased $240,000 or 3.3% to $7.6 million during the three months ended June 30, 2017 compared to $7.4 million during the same period in 2016. This increase was primarily the result of a $32.3 million or 4.3% increase in average interest-earning assets, which was offset partially by a four basis point decrease in the average yield. Total interest income on loans increased $131,000 or 2.7% to $5.0 million during the three months ended June 30, 2017 from $4.8 million during the comparable period in 2016. The increase was the result of a $21.9 million or 6.5% increase in the average loan portfolio balance, which was partially offset by a 20 basis point decrease in the average yield. Interest income from mortgage-backed securities decreased $69,000 or 5.6% to $1.2 million during the three months ended June 30, 2017 due to a $21.4 million or 9.6% decrease in the average balance offset by an increase of 10 basis points in the average portfolio yield. Tax equivalent interest income from investment securities increased $175,000 or 13.5% to $1.5 million during the three months ended June 30, 2017 due to a $31.1 million or 16.5% increase in the average balance of the investment securities portfolio partially offset by a seven basis point decrease in the yield.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2017		2016
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$342,115	0.16%	$330,429	0.13%	$11,686	$36,653
Statement Savings Accounts	40,155	0.10	34,516	0.10	$5,639	1,408
Certificate Accounts	229,626	0.82	234,408	0.72	$(4,782)	49,351
FHLB Advances and Other Borrowed Money	54,945	0.90	38,897	1.85	$16,048	(55,941)
Note Payable	11,989	3.70	—	—	$11,989	110,904
Junior Subordinated Debentures	5,155	2.88	5,155	2.36	$—	6,700
Senior Convertible Debentures	6,084	8.00	6,084	8.00	$—	—
Total Interest-Bearing Liabilities	$690,069	0.59%	$649,489	0.53%	$40,580	$149,075
(1) Annualized

Total interest expense increased $149,000 or 17.2% to $1.0 million during the three months ended June 30, 2017 compared to $868,000 for the same period in 2016. The increase in total interest expense was attributable to increases in interest rates paid and a $40.5 million or 6.2% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $87,000 or 16.3% to $624,000 during the three months ended June 30, 2017 compared to $536,000 for the same period in 2016. The increase was attributable to a five basis point increase in the average cost of deposit accounts combined with a $12.5 million or 2.1% increase in average interest-bearing deposits to $611.9 million for the three months ended June 30, 2017 compared to $599.4 million for the three months ended June 30, 2016.

Interest expense on FHLB advances and other borrowings decreased $56,000 or 31.1% to $124,000 during the three months ended June 30, 2017 from $180,000 for the same period in 2016. The decrease was attributable to a decrease of 95 basis points in the average cost, which was partially offset by a $15.9 million or 41.0% increase in the average balance of FHLB advances and other borrowed money to $54.9 million during the three months ended June 30, 2017 from $38.9 million for the same period in 2016.

Provision for Loan Losses

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

The Company had net charge-offs of $175,000 for the quarter ended June 30, 2017 compared to net recoveries of $122,000 for the same three month period in 2016. There was no provision for loan losses for the quarters ended June 30, 2017 and 2016.

The table below summarizes activity associated with the allowance for loan losses for the quarters ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Beginning Balance	$8,377,899	$8,273,304
Provision for Loan Losses	—	—
Charge-offs	(219,229)	(190,870)
Recoveries	43,962	312,780
Ending Balance	$8,202,632	$8,395,214

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.3%	2.5%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	81.1%	87.4%
Impaired Loans	$10,110,308	$9,604,990
Gross Loans Receivable, Held For Investment (1)	$364,487,122	$341,749,345
Total Loans Receivable, Net	$359,962,511	$335,036,225
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

Non-Interest Income
Non-interest income decreased $31,000 or 2.1% to $1.4 million for the three months ended June 30, 2017, compared to $1.5 million for the three months ended June 30, 2016. The following table summarizes the changes in non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Gain on Sale of Investment Securities	$45,148	$153,650	$(108,502)	(70.6)%
Gain on Sale of Loans	240,049	191,589	48,460	25.3
Service Fees on Deposit Accounts	260,867	265,036	(4,169)	(1.6)
Commissions From Insurance Agency	125,245	122,143	3,102	2.5
BOLI Income	120,000	132,000	(12,000)	(9.1)
Trust Income	186,000	162,000	24,000	14.8
Check Card Fee Income	284,624	257,110	27,514	10.7
Other	171,005	180,805	(9,800)	(5.4)
Total Non-Interest Income	$1,432,938	$1,464,333	$(31,395)	(2.1)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gain on sale of investment securities was $45,000 during the quarter ended June 30, 2017, a decrease of $109,000 or 70.6% compared to $154,000 for the same period last year. The decrease was due to a decrease in the number of investment securities sold. The Bank sold one investment security during the quarter ended June 30, 2017 compared to seven during the same period in 2016. Gain on sale of loans increased as the dollar volume of loans sold increased due to the increase in originations of loans held for sale. Income from the cash value of BOLI decreased $12,000 or 9.1% to $120,000 during the quarter ended June 30, 2017 from $132,000 for the same period in 2016. The Company did not receive any life insurance proceeds during the second quarter of 2017 or 2016. All BOLI income recognized during both quarters was related to accrued interest credited to the cash surrender value underlying the BOLI policies. The decreases above were partially offset by increases in gain on sale of loans, trust income and check card fee income during the quarter ended June 30, 2017.

Non-Interest Expense

For the quarter ended June 30, 2017, non-interest expense increased $174,000 or 3.0% to $5.9 million compared to $5.7 million for the same period in 2016. The following table summarizes the changes in non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Compensation and Employee Benefits	$3,532,797	$3,177,520	$355,277	11.2%
Occupancy	574,585	470,532	104,053	22.1
Advertising	136,174	112,806	23,368	20.7
Depreciation and Maintenance of Equipment	506,057	499,041	7,016	1.4
FDIC Insurance Premiums	39,515	127,443	(87,928)	(69.0)
Net (Benefit) Cost of Operation of OREO	(82,798)	1,945	(84,743)	(4,357.0)
Prepayment Penalties on FHLB Advances	—	281,206	(281,206)	100.0
Other	1,160,373	1,022,630	137,743	13.5
Total Non-Interest Expense	$5,866,703	$5,693,123	$173,580	3.0%

Compensation and employee benefits expenses increased $355,000, or 11.2% to $3.5 million for the three months ended June 30, 2017 compared to $3.2 million for the same period last year due to general annual cost of living increases combined with an increase in full time employees.

Occupancy expense increased $104,000 or 22.1% due to the addition of our Evans, Georgia branch, which opened in April 2017.

The Company had a net benefit of $83,000 from the operation of OREO properties during the quarter ended June 30, 2017 compared to a net cost of $2,000 during the quarter ended June 30, 2016. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period.

The Company did not prepay any FHLB advances during the three months ended June 30, 2017, and, therefore, incurred no prepayment penalties during the period. In comparison, the Company prepaid one FHLB advance during the same three month period in 2016 and incurred a prepayment penalty of $281,000. The Company elected to prepay this higher rate advance in order to reduce interest expense in future periods and improve net interest spread.

Other expenses increased $138,000, or 13.5% to $1.2 million for the three month period ended June 30, 2017 compared to $1.0 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses. This increase was partially offset by an $88,000 or 69% decline in FDIC insurance premiums reflecting reduced assessment rates beginning in the second half of 2016.

Provision For Income Taxes

The provision for income taxes decreased $27,000 or 5.3% to $483,000 for the three months ended June 30, 2017 from $510,000 for the same period one year ago. Income before income taxes was $2.0 million for the three months ended June 30, 2017 compared to $2.1 million for the same three month period in 2016. The Company’s combined federal and state effective income tax rate for the current quarter was 24.6% compared to 24.5% for the same quarter one year ago.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2017 and 2016

Net Income Available to Common Shareholders
Net income available to common shareholders increased $44,000 or 1.4% to $3.1 million for the six months ended June 30, 2017 when compared to the same six month period in 2016. The increase in net income available to common shareholders for the six month period was primarily the result of increases in net interest income and non-interest income combined with the absence of preferred stock dividends. These items were partially offset by an increase in non-interest expense.

Net Interest Income
The net interest margin on a tax equivalent basis decreased nine basis points to 3.31% for the six months ended June 30, 2017 from 3.40% for the comparable period in 2016. Net interest income increased $69,000 or 0.6% to $12.4 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, average interest earning assets increased $24.8 million or 3.3% to $773.1 million from $748.3 million for the six months ended June 30, 2016. Average interest-bearing liabilities also increased by $32.7 million or 5.0% to $681.4 million for the six months ended June 30, 2017 from $648.7 million for the same period in 2016.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) In Interest Income
	2017		2016
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$358,861	5.41%	$335,507	5.64%	$23,354	$236
Mortgage-Backed Securities	202,663	2.25	218,845	2.27	(16,182)	(201)
Investment Securities(2)	203,682	2.72	189,730	2.70	13,952	207
Overnight Time & Certificates of Deposit	7,904	0.72	4,233	0.43	3,671	19
Total Interest-Earning Assets	$773,110	3.82%	$748,315	3.88%	$24,795	$261
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $361,345 and $357,098 for the six months ended June 30, 2017 and 2016, respectively.

Total tax equivalent interest income increased $261,000 or 1.8% to $14.8 million during the six months ended June 30, 2017 from $14.5 million for the same period in 2016. This increase was primarily the result of a $24.8 million or 3.3% increase in average interest earning assets, which was partially offset by a decline of six basis points in the average yield on interest-earning assets. Total interest income on loans increased $236,000 or 2.5% to $9.7 million during the six months ended June 30, 2017 from $9.5 million for the same period in 2016. The increase was a result of a $23.4 million or 7.0% increase in the average loan portfolio to $358.9 million from $335.5 million for the same period in 2016, which was partially offset by a decrease of 23 basis points in the average yield on loans. Interest income from mortgage-backed securities decreased $201,000 or 8.1% to $2.3 million for the six months ended June 30, 2017 from $2.5 million for the same period in 2016 as a result of a $16.2 million or 7.4% decrease in the average balance of mortgage-backed securities combined with a decrease of two basis points in the average yield. Tax equivalent interest income from investment securities increased $207,000 or 8.1% to $2.8 million for the six months ended June 30, 2017 from $2.6 million for the same period in 2016 due to a $14.0 million increase in the average balance of investment securities combined with an increase of two basis points in the average yield.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2017		2016
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$339,341	0.16%	$327,839	0.13%	$11,502	$67
Statement Savings Accounts	38,903	0.10	33,108	0.10	5,795	3
Certificates Accounts	225,160	0.80	234,853	0.71	(9,693)	66
FHLB Advances and Other Borrowed Money	54,227	0.90	41,655	2.06	12,572	(183)
Note Payable	12,486	3.57	—	—	12,486	223
Junior Subordinated Debentures	5,155	2.79	5,155	2.31	—	12
Senior Convertible Debentures	6,084	8.00	6,084	8.00	—	—
Total Interest-Bearing Liabilities	$681,356	0.58%	$648,694	0.55%	$32,662	$188
(1) Annualized

Interest expense increased $188,000 or 10.5% to $2.0 million during the six months ended June 30, 2017 compared to $1.8 million for the same period in 2016. The increase in total interest expense is attributable to increases in interest rates paid combined with a $32.7 million or 5.0% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $136,000 or 12.9% to $1.2 million during the six months ended June 30, 2017 compared to $1.1 million for the same period last year. The increase was attributable to a five basis point increase in the average cost of deposit accounts combined with a $7.6 million or 1.3% increase in average interest-bearing deposits to $603.4 million for the six month period ended June 30, 2017 compared to $595.8 million for the six month period ended June 30, 2016.

Interest expense on FHLB advances and other borrowings decreased $183,000 or 42.8% to $245,000 during the six months ended June 30, 2017 from $428,000 during the same period in 2016 due to a decrease of 116 basis points in the average cost. This decrease was partially offset by a $12.6 million or 30.2% increase in the balance of FHLB advances and other borrowed money to $54.2 million during the six months ended June 30, 2017 from $41.7 million for the same period last year.

Provision for Loan Losses

There was no provision for loan losses for the six months ended June 30, 2017 and 2016. The Company had net charge-offs of $154,000 for the six months ended June 30, 2017 compared to net recoveries of $120,000 during the comparable period in 2016. The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning Balance	$8,356,231	$8,275,133
Provision for Loan Losses	—	—
Charge-offs	(255,247)	(356,499)
Recoveries	101,648	476,580
Ending Balance	$8,202,632	$8,395,214

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income increased $138,000 or 4.2% to $3.4 million for the six months ended June 30, 2017, compared to $3.3 million for the six months ended June 30, 2016. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Gain on Sale of Investment Securities	$628,539	$411,718	$216,821	52.7%
Gain on Sale of Loans	520,417	400,555	119,862	29.9
Service Fees on Deposit Accounts	501,752	505,381	(3,629)	(0.7)
BOLI Income	240,000	264,000	(24,000)	(9.1)
Commissions From Insurance Agency	279,237	291,990	(12,753)	(4.4)
Trust Income	368,000	324,000	44,000	13.6
Check Card Fee Income	555,616	495,252	60,364	12.2
Grant Income	—	265,496	(265,496)	(100.0)
Other	336,726	333,681	3,045	0.9
Total Non-Interest Income	$3,430,287	$3,292,073	$138,214	4.2%

Gain on sale of investment securities was $629,000 during the six months ended June 30, 2017, an increase of $217,000 or 52.7% compared to a gain of $412,000 during the same period last year. The increase resulted from the sale of 14 investment securities during the six months ended June 30, 2017 compared to 11 sold during the comparable period of 2016. Gain on sale of loans increased $120,000 or 29.9% to $520,000 for the six months ended June 30, 2017 compared to $401,000 during the same period in 2016 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale.

These increases were partially offset by a $265,000 decrease in grant income. The Company received a Bank Enterprise Award (“BEA”) grant from the US Treasury in 2016 in recognition of its continued commitment to community development in economically distressed areas. Our commitment to these areas has continued in 2017 and we anticipate receiving another BEA; however, based on timing changes made by the US Treasury, we do not expect to receive the award until the third quarter of 2017 and we cannot be assured that new BEA will equal the prior grant award.

Non-Interest Expense

For the six months ended June 30, 2017, non-interest expense increased $467,000 or 4.2% to $11.7 million compared to $11.2 million for the same period in 2016. The following table summarizes the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Compensation and Employee Benefits	$7,044,284	$6,508,318	$535,966	8.2%
Occupancy	1,092,637	967,250	125,387	13.0
Advertising	271,709	242,783	28,926	11.9
Depreciation and Maintenance of Equipment	971,621	975,415	(3,794)	(0.4)
FDIC Insurance Premiums	104,189	260,490	(156,301)	(60.0)
Net Benefit of Operation of OREO	(201,902)	(673,981)	472,079	(70.0)
Prepayment Penalties on FHLB Advances	—	528,712	(528,712)	(100.0)
Other	2,413,103	2,420,080	(6,977)	(0.3)
Total Non-Interest Expense	$11,695,641	$11,229,067	$466,574	4.2%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Compensation and employee benefits expenses were $7.0 million for the six months ended June 30, 2017, an increase of $536,000 or 8.2% from $6.5 million during the same period last year. The increase was due to general annual cost of living increases combined with the addition of several new hires during the six months ended June 30, 2017. The Company had 220 full time equivalent employees at June 30, 2017 compared to 206 at June 30, 2016.

The Company had a net benefit of $202,000 from the operation of OREO properties during the six months ended June 30, 2017 compared to a net benefit of $674,000 during the six months ended June 30, 2016. The majority of the prior year net benefit was related to the sale of one OREO property in February 2016, which resulted in a $739,000 gain that offset the cost of operating OREO properties during the six months ended June 30, 2016.

The Company did not prepay any FHLB advances during the six months ended June 30, 2017, and, therefore, incurred no prepayment penalties during the period. In comparison, the Company prepaid two FHLB advances during the same six month period in 2016 and incurred prepayment penalties of $529,000. The Company elected to prepay these higher rate advances in order to reduce interest expense in future periods and improve net interest spread.

Provision For Income Taxes

The provision for income taxes decreased $83,000 or 7.2% to $1.1 million for the six months ended June 30, 2017 from $1.2 million for the same period in 2016. Income before taxes was $4.2 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s combined federal and state effective income tax rate was 25.6% for the six months ended June 30, 2017 compared to 26.0% for the same period in 2016.

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

During the six months ended June 30, 2017 loan disbursements exceeded loan repayments resulting in a $240,000 or 0.1% increase in total net loans receivable. During the six months ended June 30, 2017, deposits increased $37.3 million or 5.7% and FHLB advances decreased $668,000 or 1.4%. The Bank had $206.7 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2017, the Bank had $127.1 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2017, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 19.1%, 10.5%, 19.1%, and 20.4%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.5%, 9.0%, 17.7%, and 19.0%, respectively, at June 30, 2017.

Off-Balance Sheet Commitments

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2017.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$77	$—	$11,028	$11,105	$85,555	$96,660
Standby Letters of Credit	—	75	665	740	—	740
Total	$77	$75	$11,693	$11,845	$85,555	$97,400

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

For the three and six months ended June 30, 2017, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.28% and 3.24%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (4)
4.3	Specimen Convertible Senior Debenture Due 2029 (4)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.1	2004 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)
10.12	Form of Compensation Modification Agreement (13)
14	Code of Ethics (14)
25	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	August 11, 2017	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 11, 2017	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements