Form 10-Q
period 2017-09-30
SECURITY FEDERAL CORP
filed 2017-11-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 13, 2017	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$15,158,779	$9,374,549
Certificates of Deposit with Other Banks	1,350,005	2,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	388,643,233	362,059,429
Held To Maturity (Fair Value of $25,568,343 and $25,371,052 at September 30, 2017 and December 31, 2016, Respectively)	25,337,966	25,583,956
Total Investments and Mortgage-Backed Securities	413,981,199	387,643,385
Loans Receivable, Net:
Held For Sale	1,270,410	4,243,907
Held For Investment (Net of Allowance of $8,169,188 and $8,356,231 at September 30, 2017 and December 31, 2016, Respectively)	374,441,058	355,478,939
Total Loans Receivable, Net	375,711,468	359,722,846
Accrued Interest Receivable:
Loans	936,428	1,038,444
Mortgage-Backed Securities	587,965	605,474
Investment Securities	1,716,518	1,407,923
Total Accrued Interest Receivable	3,240,911	3,051,841
Premises and Equipment, Net	22,865,424	21,197,684
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,473,700	2,776,500
Other Real Estate Owned ("OREO")	1,907,637	2,721,214
Bank Owned Life Insurance ("BOLI")	18,665,893	17,101,045
Goodwill	1,199,754	1,199,754
Other Assets	4,593,887	5,447,746
Total Assets	$861,148,657	$812,681,569
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$701,613,360	$654,103,278
Advance Payments By Borrowers For Taxes and Insurance	669,491	260,580
Advances From FHLB	41,000,000	48,395,000
Other Borrowings	12,355,812	9,338,148
Note Payable	9,700,000	13,000,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,064,000	6,084,000
Other Liabilities	6,679,470	5,233,289
Total Liabilities	$783,237,133	$741,569,295
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	$31,464	$31,464
Additional Paid-In Capital	12,036,744	12,036,744
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	—	(25,358)
Accumulated Other Comprehensive Income	3,739,788	1,180,086
Retained Earnings	66,434,240	62,220,050
Total Shareholders' Equity	$77,911,524	$71,112,274
Total Liabilities and Shareholders' Equity	$861,148,657	$812,681,569

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income:
Loans	$5,146,669	$4,912,317	$14,849,109	$14,378,826
Mortgage-Backed Securities	1,274,753	1,192,792	3,552,887	3,672,252
Investment Securities	1,324,104	1,042,765	3,729,992	3,245,857
Other	6,295	4,944	34,804	14,057
Total Interest Income	7,751,821	7,152,818	22,166,792	21,310,992
Interest Expense:
NOW and Money Market Accounts	151,874	102,321	426,080	309,757
Statement Savings Accounts	10,726	8,984	30,000	25,468
Certificate Accounts	503,505	407,283	1,401,910	1,239,282
FHLB Advances and Other Borrowed Money	164,544	132,889	409,655	561,316
Note Payable	105,762	—	328,613	—
Senior Convertible Debentures	121,396	121,680	364,756	365,040
Junior Subordinated Debentures	38,975	31,445	110,863	91,002
Total Interest Expense	1,096,782	804,602	3,071,877	2,591,865
Net Interest Income	6,655,039	6,348,216	19,094,915	18,719,127
Provision For Loan Losses	100,000	—	100,000	—
Net Interest Income After Provision For Loan Losses	6,555,039	6,348,216	18,994,915	18,719,127
Non-Interest Income:
Gain on Sale of Investment Securities	79,363	360,425	707,902	772,143
Gain on Sale of Loans	373,636	256,918	894,053	657,473
Service Fees on Deposit Accounts	274,717	266,960	776,469	772,341
Commissions From Insurance Agency	172,074	149,529	451,311	441,519
Trust Income	186,000	197,000	554,000	521,000
BOLI Income	788,133	132,000	1,028,133	396,000
Check Card Fee Income	282,686	247,331	838,302	742,583
Grant Income	—	—	—	265,496
Other	205,524	170,519	542,250	504,200
Total Non-Interest Income	2,362,133	1,780,682	5,792,420	5,072,755
Non-Interest Expense:
Compensation and Employee Benefits	3,872,102	3,167,112	10,916,386	9,675,430
Occupancy	569,024	502,352	1,661,661	1,469,602
Advertising	120,033	100,251	391,742	343,034
Depreciation and Maintenance of Equipment	569,839	510,645	1,541,460	1,486,060
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	64,518	62,163	168,707	322,653
Net Cost (Benefit) of Operation of OREO	105,172	25,991	(96,730)	(647,990)
Prepayment Penalties on FHLB Advances	—	260,594	—	789,306
Other	1,268,449	1,065,209	3,681,552	3,485,289
Total Non-Interest Expense	6,569,137	5,694,317	18,264,778	16,923,384
Income Before Income Taxes	2,348,035	2,434,581	6,522,557	6,868,498
Provision For Income Taxes	445,133	654,850	1,513,090	1,805,750
Net Income	1,902,902	1,779,731	5,009,467	5,062,748
Preferred Stock Dividends	—	110,000	—	330,000
Net Income Available to Common Shareholders	$1,902,902	$1,669,731	$5,009,467	$4,732,748
Net Income Per Common Share (Basic)	$0.65	$0.57	$1.70	$1.61
Net Income Per Common Share (Diluted)	$0.61	$0.54	$1.61	$1.53
Cash Dividend Per Share on Common Stock	$0.09	$0.08	$0.27	$0.24
Weighted Average Shares Outstanding (Basic)	2,945,474	2,944,001	2,945,215	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,252,436	3,248,526	3,251,666	3,248,474

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2017	2016
Net Income	$1,902,902	$1,779,731
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities:
Unrealized Holding Losses on Securities Available For Sale, Net of Taxes of $(39,600) and $(774,093) at September 30, 2017 and 2016, Respectively	(64,802)	(1,263,332)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $30,158 and $136,962 at September 30, 2017 and 2016, Respectively	(49,205)	(223,463)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(14,084) and $(20,270) at September 30, 2017 and 2016, Respectively	(23,019)	(33,128)
Other Comprehensive Loss	(137,026)	(1,519,923)
Comprehensive Income	$1,765,876	$259,808

	Nine Months Ended September 30,
	2017	2016
Net Income	$5,009,467	$5,062,748
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $1,892,760 and $1,861,700 at September 30, 2017 and 2016, Respectively	3,080,485	3,044,091
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $269,003 and $293,415 at September 30, 2017 and 2016, Respectively	(438,899)	(478,728)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(50,102) and $(55,872) at September 30, 2017 and 2016, Respectively	(81,884)	(91,314)
Other Comprehensive Income	2,559,702	2,474,049
Comprehensive Income	$7,569,169	$7,536,797

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	$(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—	—	—	—	—	5,062,748	5,062,748
Other Comprehensive Income, Net of Tax	—	—	—	—	—	2,474,049	—	2,474,049
Stock Option Compensation Expense	—	—	—	5,976	—	—	—	5,976
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(706,914)	(706,914)
Balance at September 30, 2016	$22,000,000	$31,464	$(25,358)	$12,034,808	$(4,330,712)	$6,736,410	$61,026,669	$97,473,281

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	5,009,467	5,009,467
Other Comprehensive Income, Net of Tax	—	—	—	—	2,559,702	—	2,559,702
Vesting of Restricted Stock	—	25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(795,277)	(795,277)
Balance at September 30, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$3,739,788	$66,434,240	$77,911,524

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,009,467	$5,062,748
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,101,900	1,053,224
Stock Option Compensation Expense	25,358	5,976
Discount Accretion and Premium Amortization	4,190,700	4,038,220
Provisions for Losses on Loans	100,000	—
Earnings on BOLI	(374,000)	(396,000)
Income Recognized From BOLI Death Benefit	(654,133)	—
Gain on Sales of Loans	(894,053)	(657,473)
Gain on Sales of Mortgage-Backed Securities	(250,149)	(55,958)
Gain on Sales of Investment Securities	(457,752)	(716,185)
Gain on Sale of Premises and Equipment	(1,900)	—
Gain on Sales of OREO	(321,687)	(841,728)
Write Down on OREO	68,121	40,000
Amortization of Deferred Loan Costs	127,058	88,054
Proceeds From Sale of Loans Held For Sale	33,301,781	23,896,772
Origination of Loans Held For Sale	(29,434,231)	(24,920,171)
Decrease (Increase) in Accrued Interest Receivable:
Loans	102,016	38,341
Mortgage-Backed Securities	17,509	(14,884)
Investment Securities	(308,595)	90,706
Increase in Advance Payments By Borrowers	408,911	379,234
Other, Net	594,400	2,244,880
Net Cash Provided By Operating Activities	$12,350,721	$9,335,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale ("AFS")	$(42,875,234)	$(37,793,135)
Proceeds from Payments and Maturities of Mortgage-Backed Securities AFS	28,487,010	23,942,058
Proceeds From Sale of Mortgage-Backed Securities AFS	19,003,897	3,082,591
Purchase of Mortgage-Backed Securities Held To Maturity ("HTM")	—	(1,507,125)
Proceeds from Payments and Maturities of Mortgage-Backed Securities HTM	2,836,011	3,496,657
Purchase of Investment Securities AFS	(75,688,312)	(30,233,311)
Proceeds from Payments and Maturities of Investment Securities AFS	17,854,087	18,402,244
Proceeds From Sale of Investment Securities AFS	27,825,020	18,410,863
Purchase of Investment Securities HTM	(3,997,750)	—
Proceeds from Payments and Maturities of Investment Securities HTM	1,000,000	—
Proceeds From Redemption of Certificates of Deposits with Other Banks	1,095,000	—
Purchase of FHLB Stock	(5,129,700)	(5,014,800)
Redemption of FHLB Stock	5,432,500	4,554,900
Purchase of BOLI	(2,000,000)	—
Proceeds From BOLI Death Benefit	1,463,285	—
Increase in Loans Receivable	(19,680,925)	(19,976,753)
Proceeds From Sale of OREO	1,558,891	3,159,524
Purchase and Improvement of Premises and Equipment	(2,769,640)	(1,599,727)
Proceeds From Sale of Premises and Equipment	1,900	—
Net Cash Used By Investing Activities	$(45,583,960)	$(21,076,014)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposit Accounts	$47,510,082	$(1,798,293)
Proceeds from FHLB Advances	157,576,000	251,755,000
Repayment of FHLB Advances	(164,971,000)	(240,395,000)
Increase in Other Borrowings, Net	3,017,664	6,185,542
Repayment of Note Payable	(3,300,000)	—
Purchase of Senior Convertible Debentures	(20,000)	—
Dividends to Preferred Stock Shareholders	—	(330,000)
Dividends to Common Stock Shareholders	(795,277)	(706,914)
Net Cash Provided By Financing Activities	$39,017,469	$14,710,335
Net Increase in Cash and Cash Equivalents	5,784,230	2,970,077
Cash and Cash Equivalents at Beginning of Period	9,374,549	8,381,951
Cash and Cash Equivalents at End of Period	$15,158,779	$11,352,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,937,283	$2,565,836
Income Taxes	$1,162,000	$572,242
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$491,748	$323,730

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2016 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. All of the options outstanding at September 30, 2017 had an exercise price below the average market price during the three and nine months ended September 30, 2017. Therefore, these options were considered to be dilutive to EPS in those periods. None of the options outstanding at September 30, 2016 had an exercise price below the average market price during the three or nine month periods ended September 30, 2016. Therefore, these options were not deemed to be dilutive to EPS in those periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings Available To Common Shareholders:
Net Income	$1,902,902	$1,779,731	$5,009,467	$5,062,748
Preferred Stock Dividends	—	110,000	—	330,000
Net Income Available To Common Shareholders	$1,902,902	$1,669,731	$5,009,467	$4,732,748

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,
	2017			2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,902,902	2,945,474	$0.65	$1,669,731	2,944,001	$0.57
Effect of Dilutive Securities:
Stock Options	—	3,762	(0.01)	—	—	—
Senior Convertible Debentures	75,266	303,200	(0.03)	75,442	304,200	(0.03)
Unvested Restricted Stock	—	—	—	—	325	—
Diluted EPS	$1,978,168	3,252,436	$0.61	$1,745,173	3,248,526	$0.54

	Nine Months Ended September 30,
	2017			2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$5,009,467	2,945,215	$1.70	$4,732,748	2,944,001	$1.61
Effect of Dilutive Securities:
Stock Options	—	3,251	(0.01)	—	—	—
Senior Convertible Debentures	226,149	303,200	(0.08)	226,325	304,200	(0.07)
Unvested Restricted Stock	—	—	—	—	273	(0.01)
Diluted EPS	$5,235,616	3,251,666	$1.61	$4,959,073	3,248,474	$1.53

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	19,500	$23.49	25,000	$23.50
Options Forfeited	(1,000)	24.61	(3,500)	23.03
Balance, End of Period	18,500	$23.43	21,500	$23.57

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	21,500	$23.57	29,500	$23.55
Options Forfeited	(3,000)	24.43	(8,000)	23.47
Balance, End of Period	18,500	$23.43	21,500	$23.57

Options Exercisable	18,500		17,800

Options Available For Grant	50,000		50,000

At September 30, 2017, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
10/01/07	2,000	$24.28	10/01/17

01/01/08	12,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/18/18

07/01/08	2,000	$22.91	07/01/18

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation (“FHLMC”) Bond	$968,436	$—	$2,790	$965,646
Small Business Administration (“SBA”) Bonds	123,756,916	1,186,563	139,930	124,803,549
Tax Exempt Municipal Bonds	78,068,936	3,175,211	429,120	80,815,027
Taxable Municipal Bonds	2,017,913	—	5,323	2,012,590
Mortgage-Backed Securities	177,751,622	2,548,619	465,620	179,834,621
State Tax Credit	56,800	—	—	56,800
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$382,775,623	$6,910,393	$1,042,783	$388,643,233

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$998,001	$—	$1	$998,000
SBA Bonds	101,280,921	909,361	284,223	101,906,059
Tax Exempt Municipal Bonds	72,248,915	1,185,753	1,899,519	71,535,149
Taxable Municipal Bonds	2,021,192	—	30,062	1,991,130
Mortgage-Backed Securities	183,657,697	2,575,616	972,222	185,261,091
Equity Securities	250,438	117,562	—	368,000
Total Available For Sale	$360,457,164	$4,788,292	$3,186,027	$362,059,429

The FHLMC and FHLB are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2017 the Bank held AFS GNMA mortgage-backed securities with an amortized cost and fair value of $93.0 million and $94.2 million, respectively, compared to an amortized cost and fair value of $107.9 million and $109.2 million, respectively, at December 31, 2016.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2017 the Bank held AFS private label CMO mortgage-backed securities with both an amortized cost and fair value of $31.2 million compared to an amortized cost and fair value of $20.0 million and $19.7 million, respectively, at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2017 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2017
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$190,589	$190,501
After One – Five Years	14,816,156	14,930,955
After Five – Ten Years	47,080,250	47,638,450
More Than Ten Years	142,937,006	146,048,706
Mortgage-Backed Securities	177,751,622	179,834,621
Total Available For Sale	$382,775,623	$388,643,233

At September 30, 2017 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $97.6 million and $99.5 million, respectively, compared to an amortized cost and fair value of $75.3 million and $76.9 million, respectively, at December 31, 2016.

The Bank received $29.3 million and $6.9 million in gross proceeds from sales of available for sale securities during the three months ended September 30, 2017 and 2016, respectively. As a result, the Bank recognized gross gains of $241,000 and $360,000, respectively, and gross losses of $162,000 and $0, respectively, for the same periods.

During the nine months ended September 30, 2017 and 2016, the Bank received $46.8 million and $21.5 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $870,000 and $772,000, respectively, with $162,000 and $0 gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$965,646	$2,790	$—	$—	$965,646	$2,790
SBA Bonds	22,776,378	102,708	6,857,393	37,222	29,633,771	139,930
Tax Exempt Municipal Bonds	6,094,283	73,787	10,341,319	355,333	16,435,602	429,120
Taxable Municipal Bonds	2,012,590	5,323	—	—	2,012,590	5,323
Mortgage-Backed Securities	46,108,221	323,710	13,021,339	141,910	59,129,560	465,620
	$77,957,118	$508,318	$30,220,051	$534,465	$108,177,169	$1,042,783

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

Securities classified as available for sale are recorded at fair market value.  At September 30, 2017 and December 31, 2016, 51.3% and 3.5% of the unrealized losses, representing 28 and 15 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2017.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$2,040	$1,997,960
FHLMC Bonds	997,997	1,707	—	999,704
Mortgage-Backed Securities (1)	22,339,969	249,124	18,414	22,570,679
Total Held To Maturity	$25,337,966	$250,831	$20,454	$25,568,343

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$25,583,956	$63,342	$276,246	$25,371,052
Total Held To Maturity	$25,583,956	$63,342	$276,246	$25,371,052
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

At September 30, 2017, the Bank held an amortized cost and fair value of $13.9 million and $14.1 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $16.3 million and $16.2 million, respectively, at December 31, 2016. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At September 30, 2017, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $23.4 million and $23.7 million, respectively, compared to an amortized cost and fair value of $23.2 million and $23.0 million, respectively, at December 31, 2016.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2017 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2017
Investment Securities:	Amortized Cost	Fair Value
One – Five Years	$2,997,997	$2,997,664
Mortgage-Backed Securities	22,339,969	22,570,679
Total Held to Maturity	$25,337,966	$25,568,343

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bonds	$1,997,960	$2,040	$—	$—	$1,997,960	$2,040
Mortgage-Backed Securities (1)	889,172	811	1,424,142	17,603	2,313,314	18,414
	$2,887,132	$2,851	$1,424,142	$17,603	$4,311,274	$20,454
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
	$15,447,596	$276,246	$—	$—	$15,447,596	$276,246
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2017	December 31, 2016
Residential Real Estate Loans	$79,106,075	$77,979,909
Consumer Loans	56,864,234	50,667,894
Commercial Business Loans	23,496,773	16,279,177
Commercial Real Estate Loans	228,182,149	222,599,294
Total Loans Held For Investment	387,649,231	367,526,274
Loans Held For Sale	1,270,410	4,243,907
Total Loans Receivable, Gross	$388,919,641	$371,770,181
Less:
Allowance For Loan Losses	8,169,188	8,356,231
Loans In Process	4,935,647	3,526,064
Deferred Loan Fees	103,338	165,040
	13,208,173	12,047,335
Total Loans Receivable, Net	$375,711,468	$359,722,846

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2017 and December 31, 2016.

September 30, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$70,517,818	$2,020,878	$1,378,317	$5,189,062	$79,106,075
Consumer	52,443,484	1,738,094	254,190	2,428,466	56,864,234
Commercial Business	20,293,905	1,799,445	732,917	670,506	23,496,773
Commercial Real Estate	145,016,591	61,842,493	15,929,625	5,393,440	228,182,149
Total	$288,271,798	$67,400,910	$18,295,049	$13,681,474	$387,649,231

December 31, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$70,503,057	$665,235	$1,082,928	$5,728,689	$77,979,909
Consumer	46,818,650	2,591,860	6,357	1,251,027	50,667,894
Commercial Business	14,731,698	1,002,170	50,081	495,228	16,279,177
Commercial Real Estate	127,068,983	71,927,031	18,153,718	5,449,562	222,599,294
Total	$259,122,388	$76,186,296	$19,293,084	$12,924,506	$367,526,274

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$206,120	$—	$2,551,216	$2,757,336	$76,348,739	$79,106,075
Consumer	865,261	15,856	453,189	1,334,306	55,529,928	56,864,234
Commercial Business	204,739	32,265	217,700	454,704	23,042,069	23,496,773
Commercial Real Estate	2,019,717	17,037	4,298,231	6,334,985	221,847,164	228,182,149
Total	$3,295,837	$65,158	$7,520,336	$10,881,331	$376,767,900	$387,649,231

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$653,858	$—	$2,488,158	$3,142,016	$74,837,893	$77,979,909
Consumer	625,178	119,640	241,571	986,389	49,681,505	50,667,894
Commercial Business	536,492	69,256	145,401	751,149	15,528,028	16,279,177
Commercial Real Estate	1,719,758	256,285	2,639,837	4,615,880	217,983,414	222,599,294
Total	$3,535,286	$445,181	$5,514,967	$9,495,434	$358,030,840	$367,526,274

At September 30, 2017 and December 31, 2016, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2017 compared to December 31, 2016:

	September 30, 2017		December 31, 2016		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,551,216	0.67%	$2,488,158	0.68%	$63,058	2.5%
Consumer	453,189	0.12	241,571	0.07	$211,618	87.6
Commercial Business	217,700	0.06	145,401	0.04	72,299	49.7
Commercial Real Estate	4,298,231	1.12	2,639,837	0.73	1,658,394	62.8
Total Non-accrual Loans	$7,520,336	1.97%	$5,514,967	1.52%	$2,005,369	36.4%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632
Provision for Loan Losses	80,766	110,023	(842)	(89,947)	100,000
Charge-Offs	(114,869)	(82,087)	—	(62,482)	(259,438)
Recoveries	1,014	15,392	—	109,588	125,994
Ending Balance	$1,417,087	$1,165,801	$879,800	$4,706,500	$8,169,188

	Nine Months Ended September 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	241,112	234,342	2,690	(378,144)	100,000
Charge-Offs	(186,372)	(123,942)	(5,889)	(198,482)	(514,685)
Recoveries	2,001	58,781	—	166,860	227,642
Ending Balance	$1,417,087	$1,165,801	$879,800	$4,706,500	$8,169,188

	Three Months Ended September 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214
Provision for Loan Losses	31,415	(155,298)	713,276	(589,393)	—
Charge-Offs	(137,935)	(35,312)	(150,000)	—	(323,247)
Recoveries	1,228	23,569	11,731	2,616	39,144
Ending Balance	$1,357,344	$948,935	$1,440,874	$4,363,958	$8,111,111

	Nine Months Ended September 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision for Loan Losses	160,823	(1,501)	805,195	(964,517)	—
Charge-Offs	(137,935)	(189,193)	(150,000)	(202,618)	(679,746)
Recoveries	11,273	76,476	11,731	416,244	515,724
Ending Balance	$1,357,344	$948,935	$1,440,874	$4,363,958	$8,111,111

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,417,087	$1,417,087
Consumer	—	1,165,801	1,165,801
Commercial Business	—	879,800	879,800
Commercial Real Estate	—	4,706,500	4,706,500
Total	$—	$8,169,188	$8,169,188

	Allowance For Loan Losses
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,360,346	$1,360,346
Consumer	1,699	994,921	996,620
Commercial Business	—	882,999	882,999
Commercial Real Estate	12,590	5,103,676	5,116,266
Total	$14,289	$8,341,942	$8,356,231

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,260,496	$76,845,579	$79,106,075
Consumer	224,894	56,639,340	56,864,234
Commercial Business	145,401	23,351,372	23,496,773
Commercial Real Estate	7,259,347	220,922,802	228,182,149
Total	$9,890,138	$377,759,093	$387,649,231

	Loans Receivable
December 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,181,740	$75,798,169	$77,979,909
Consumer	170,552	50,497,342	50,667,894
Commercial Business	145,401	16,133,776	16,279,177
Commercial Real Estate	5,830,341	216,768,953	222,599,294
Total	$8,328,034	$359,198,240	$367,526,274

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $10.3 million for the three months ended September 30, 2017 compared to $10.6 million for the three months ended September 30, 2016.

The following tables present information related to impaired loans by loan category at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

	September 30, 2017			December 31, 2016
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,260,496	$2,720,495	$—	$2,181,740	$2,263,240	$—
Consumer	224,894	252,704	—	110,114	118,414	—
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	7,259,347	8,740,948	—	5,424,701	7,207,688	—
With an Allowance Recorded:
Consumer	—	—	—	60,438	60,438	1,699
Commercial Real Estate	—	—	—	405,640	418,654	12,590
Total
Residential Real Estate	2,260,496	2,720,495	—	2,181,740	2,263,240	—
Consumer	224,894	252,704	—	170,552	178,852	1,699
Commercial Business	145,401	995,401	—	145,401	995,401	—
Commercial Real Estate	7,259,347	8,740,948	—	5,830,341	7,626,342	12,590
Total	$9,890,138	$12,709,548	$—	$8,328,034	$11,063,835	$14,289

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended September 30,
	2017		2016
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,613,299	$2,226	$3,319,559	$—
Consumer	240,005	—	128,751	—
Commercial Business	145,401	—	296,401	—
Commercial Real Estate	7,331,736	44,296	6,180,761	67,380
With an Allowance Recorded:
Consumer	—	—	61,581	772
Commercial Real Estate	—	—	641,743	28,534
Total
Residential Real Estate	2,613,299	2,226	3,319,559	—
Consumer	240,005	—	190,332	772
Commercial Business	145,401	—	296,401	—
Commercial Real Estate	7,331,736	44,296	6,822,504	95,914
Total	$10,330,441	$46,522	$10,628,796	$96,686

	Nine Months Ended September 30,
	2017		2016
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,939,263	$25,339	$3,469,066	$8,282
Consumer	294,002	—	294,714	—
Commercial Business	145,401	—	301,881	—
Commercial Real Estate	7,517,744	159,584	8,589,845	192,017
With an Allowance Recorded:
Consumer	—	—	62,322	3,470
Commercial Real Estate	—	—	652,867	28,534
Total
Residential Real Estate	2,939,263	25,339	3,469,066	8,282
Consumer	294,002	—	357,036	3,470
Commercial Business	145,401	—	301,881	—
Commercial Real Estate	7,517,744	159,584	9,242,712	220,551
Total	$10,896,410	$184,923	$13,370,695	$232,303

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at September 30, 2017 and December 31, 2016 were $4.2 million and $4.6 million, respectively, and the Bank had no commitments at these dates to lend additional funds on these loans.

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

The Bank did not modify any loans that were considered to be TDRs during the nine months ended September 30, 2017 and 2016. At September 30, 2017, two loans totaling $611,000 that had previously been restructured as TDRs were in default, neither of which had been restructured within the last 12 months. One of these loans, with a balance of $41,000, defaulted during the nine month period ended September 30, 2017. In comparison, at September 30, 2016, six loans totaling $765,000 that had previously been restructured as TDRs were in default, and three of the loans, with a balance of $637,000 defaulted during the nine month period ended September 30, 2016. The Bank considers any loan 30 days or more past due to be in default.

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

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2017, it would have exceeded all regulatory capital requirements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

Based on its capital levels at September 30, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status. The following tables provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated below:

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SECURITY FEDERAL CORP.	September 30, 2017
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$77,970	15.5%	$30,227	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,289	16.7%	40,303	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	72,970	14.5%	22,670	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	77,970	9.1%	34,398	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,802	17.6%	$30,218	6.0%	$40,290	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	95,121	18.9%	40,290	8.0%	50,363	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,802	17.6%	22,663	4.5%	32,736	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,802	10.3%	34,393	4.0%	42,992	5.0%

SECURITY FEDERAL CORP.	December 31, 2016
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$73,787	16.6%	$26,714	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	79,383	17.8%	35,618	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	68,787	15.4%	20,035	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	73,787	9.1%	32,548	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,139	19.8%	$26,694	6.0%	$35,592	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,735	21.1%	35,592	8.0%	44,490	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,139	19.8%	20,021	4.5%	28,919	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,139	10.8%	32,587	4.0%	40,734	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019. At September 30, 2017 the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2017, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, one state tax credit, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At September 30, 2017 and December 31, 2016, the recorded investment in impaired loans was $9.9 million and $8.3 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
FHLB Securities	$—	$—	$—	$—	$998,000	$—
FHLMC Bond	—	965,646	—	—	$—	—
SBA Bonds	—	124,803,549	—	—	101,906,059	—
Tax Exempt Municipal Bonds	—	80,815,027	—	—	71,535,149	—
Taxable Municipal Bonds	—	2,012,590	—	—	1,991,130	—
Mortgage-Backed Securities	—	179,834,621	—	—	185,261,091	—
State Tax Credit	—	56,800	—	—	—	—
Equity Securities	—	155,000	—	—	368,000	—
Total	$—	$388,643,233	$—	$—	$362,059,429	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2017
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,270,410	$—	$1,270,410
Collateral Dependent Impaired Loans (1)	—	—	9,890,138	9,890,138
Foreclosed Assets	—	—	1,907,637	1,907,637
Total	$—	$1,270,410	$11,797,775	$13,068,185

	December 31, 2016
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$4,243,907	$—	$4,243,907
Collateral Dependent Impaired Loans (1)	—	—	8,313,745	8,313,745
Foreclosed Assets	—	—	2,721,214	2,721,214
Total	$—	$4,243,907	$11,034,959	$15,278,866
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $14,289 AT DECEMBER 31, 2016. THERE WERE NO SPECIFIC RESERVES AT SEPTEMBER 30, 2017.

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2017 or December 31, 2016.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$9,890,138	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 72%
Foreclosed Assets	$1,907,637	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 100%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016 presented in accordance with the applicable accounting guidance.

	September 30, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$15,159	$15,159	$15,159	$—	$—
Certificates of Deposits with Other Banks	1,350	1,350	—	1,350	—
Investment and Mortgage-Backed Securities	413,981	414,212	—	414,212	—
Loans Receivable, Net	375,711	374,295	—	—	374,295
FHLB Stock	2,474	2,474	2,474	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$463,741	$463,741	$463,741	$—	$—
Certificate Accounts	237,873	236,225	—	236,225	—
Advances from FHLB	41,000	40,775	—	40,775	—
Other Borrowed Money	12,356	12,356	12,356	—	—
Note Payable	9,700	9,700	—	9,700	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$9,375	$9,375	$9,375	$—	$—
Certificates of Deposits with Other Banks	2,445	2,445	—	2,445	—
Investment and Mortgage-Backed Securities	387,643	387,430	—	387,430	—
Loans Receivable, Net	359,723	357,457	—	—	357,457
FHLB Stock	2,777	2,777	2,777	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$438,559	$438,559	$438,559	$—	$—
Certificate Accounts	215,545	214,149	—	214,149	—
Advances from FHLB	48,395	48,153	—	48,153	—
Other Borrowed Money	9,338	9,338	9,338	—	—
Note Payable	13,000	13,000	—	13,000	—
Senior Convertible Debentures	5,155	5,155	—	5,155	—
Junior Subordinated Debentures	6,084	6,084	—	6,084	—

At September 30, 2017, the Bank had $104.4 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:
In May 2014, the FASB issued guidance to change the recognition of Revenue from Contracts with Customers topic of the ASC. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements. New accounting guidance related to the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.
In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its consolidated financial statements. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued
In August 2017, the FASB amended the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the amendments require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments are effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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
Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that there were no subsequent events that required disclosure.

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

Financial Condition at September 30, 2017 and December 31, 2016

Assets

Total assets increased $48.5 million or 6.0% to $861.1 million at September 30, 2017 from $812.7 million at December 31, 2016. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2017	December 31, 2016	Amount	Percent
Cash and Cash Equivalents	$15,158,779	$9,374,549	$5,784,230	61.7%
Certificates of Deposits with Other Banks	1,350,005	2,445,005	(1,095,000)	(44.8)
Investment and Mortgage-Backed Securities – AFS	388,643,233	362,059,429	26,583,804	7.3
Investment and Mortgage-Backed Securities – HTM	25,337,966	25,583,956	(245,990)	(1.0)
Loans Receivable, Net	375,711,468	359,722,846	15,988,622	4.4
OREO	1,907,637	2,721,214	(813,577)	(29.9)
Premises and Equipment, Net	22,865,424	21,197,684	1,667,740	7.9
FHLB Stock	2,473,700	2,776,500	(302,800)	(10.9)
BOLI	18,665,893	17,101,045	1,564,848	9.2
Other Assets	4,593,887	5,447,746	(853,859)	(15.7)

Cash and cash equivalents increased $5.8 million or 61.7% to $15.2 million at September 30, 2017 from $9.4 million at December 31, 2016. Certificates of deposits with other banks decreased $1.1 million or 44.8% to $1.4 million at September 30, 2017. The decrease was due to the maturity and redemption of six of the Bank's lower yield time deposits with other banks during the first nine months of 2017.

Investment and mortgage-backed securities available for sale increased $26.6 million or 7.3% to $388.6 million at September 30, 2017 from $362.1 million at December 31, 2016. Investment and mortgage-backed securities held to maturity decreased $246,000 or 1.0% to $25.3 million at September 30, 2017 from $25.6 million at December 31, 2016. The Bank purchased 64 investment and mortgage-backed securities classified as available for sale for $118.6 million and three investment securities classified as held to maturity for $4.0 million during the first nine months of 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, increased $16.0 million or 4.4% to $375.7 million at September 30, 2017 from $359.7 million at December 31, 2016 as a result of increased loan originations in all loan categories with the exception of loans held for sale, which decreased $3.0 million or 70.1% to $1.3 million at September 30, 2017 from $4.2 million at December 31, 2016. Consumer loans increased $6.2 million or 12.2% to $56.9 million at September 30, 2017 compared to $50.7 million at December 31, 2016. Commercial business loans increased $7.2 million or 44.3% to $23.5 million at September 30, 2017 from $16.3 million at December 31, 2016. Commercial real estate loans increased $5.6 million or 2.5% to $228.2 million at September 30, 2017 from $222.6 million at December 31, 2016. Residential real estate loans increased $1.1 million or 1.4% to $79.1 million at September 30, 2017 from $78.0 million at December 31, 2016.

OREO decreased $814,000 or 29.9% to $1.9 million at September 30, 2017 from $2.7 million at December 31, 2016. The decrease was due to the sale of 11 OREO properties during the nine months ended September 30, 2017, with a total book value of $1.2 million, offset slightly by the addition of five OREO properties with a book value of $486,000. At September 30, 2017, OREO consisted of the following real estate properties: five single-family residences and 27 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; five parcels of commercial land in South Carolina; and two commercial buildings in South Carolina.

Premises and equipment, net increased $1.7 million or 7.9% to $22.9 million at September 30, 2017 from $21.2 million at December 31, 2016. The increase was primarily due to additions related to the construction of the Bank's new branch in Evans, Georgia, which opened in April 2017.

FHLB stock decreased $303,000 or 10.9% to $2.5 million at September 30, 2017 compared to $2.8 million at December 31, 2016 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

The cash value of BOLI increased $1.6 million or 9.2% to $18.7 million at September 30, 2017 compared to $17.1 million at December 31, 2016 primarily due to the purchase of 15 additional policies for a total of $2.0 million during the first nine months of 2017. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.

Other assets decreased $854,000 or 15.7% to $4.6 million at September 30, 2017 from $5.4 million at December 31, 2016. The decrease was primarily the result of a $1.6 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio. The decrease in net deferred taxes was offset partially by increases of $444,000 and $320,000 in principal payments receivable on investment securities and prepaid assets, respectively, during, the same period.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $47.5 million or 7.3% to $701.6 million at September 30, 2017 compared to $654.1 million at December 31, 2016. Checking and certificate deposits accounted for the majority of the growth, increasing $25.2 million and $22.3 million, respectively, during 2017. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$193,586,490	0.03%	$171,133,555	0.02%	$22,452,935	13.1%
Money Market	227,880,092	0.23	230,902,038	0.20	(3,021,946)	(1.3)
Statement Savings Accounts	42,273,930	0.11	36,522,989	0.10	5,750,941	15.7
Total	$463,740,512	0.14%	$438,558,582	0.12%	$25,181,930	5.7%
Certificate Accounts
0.00 – 0.99%	$137,325,410		$148,370,515		$(11,045,105)	(7.4)%
1.00 – 1.99%	99,395,482		66,532,221		32,863,261	49.4
2.00 – 2.99%	1,151,956		641,960		509,996	79.4
Total	$237,872,848	0.88%	$215,544,696	0.78%	$22,328,152	10.4%
Total Deposits	$701,613,360	0.39%	$654,103,278	0.34%	$47,510,082	7.3%

Included in the certificate accounts above were $31.5 million and $40.3 million in brokered deposits at September 30, 2017 and December 31, 2016, respectively, with a weighted average interest rate of 1.21% and 1.14%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	September 30, 2017		December 31, 2016		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2017	$—	—%	$15,395,000	0.76%	$(15,395,000)	(100.0)%
2018	13,000,000	1.08	18,000,000	1.06	(5,000,000)	(27.8)
2019	20,500,000	1.39	12,000,000	1.31	8,500,000	70.8
2020	7,500,000	1.58	3,000,000	1.38	4,500,000	150.0
Total Advances	$41,000,000	1.32%	$48,395,000	1.05%	$(7,395,000)	(15.3)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $74.5 million and $69.5 million at September 30, 2017, respectively, and $73.3 million and $71.1 million at December 31, 2016, respectively.
There were no callable FHLB advances at September 30, 2017. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $12.4 million in other borrowings (non-FHLB advances) at September 30, 2017, an increase of $3.0 million or 32.3% from $9.3 million at December 31, 2016. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both September 30, 2017 and December 31, 2016, the interest rate paid on the repurchase agreements was 0.15%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $16.9 million and $17.3 million, respectively, at September 30, 2017 and $17.6 million and $17.9 million, respectively, at December 31, 2016.

Note Payable

On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 3.95% at September 30, 2017. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At September 30, 2017, the remaining principal balance on the loan was $9.7 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At September 30, 2017, the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures

On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 3.02% at September 30, 2017. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity

Shareholders’ equity increased $6.8 million or 9.6% to $77.9 million at September 30, 2017 from $71.1 million at December 31, 2016 primarily due to net income and increased accumulated other comprehensive income, net of tax. The Company’s net income available for common shareholders was $5.0 million for the nine months ended September 30, 2017. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $2.6 million or 216.9% to $3.7 million at September 30, 2017 from $1.2 million at December 31, 2016. The Board of Directors of the Company declared common stock dividends totaling $795,000 during the nine months ended September 30, 2017. Book value per common share was $26.45 at September 30, 2017 compared to $24.14 at December 31, 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2017 and 2016

Net Income Available to Common Shareholders

Net income available to common shareholders increased $233,000 or 14.0% to $1.9 million or $0.61 per diluted common share for the three months ended September 30, 2017 compared to $1.7 million or $0.54 per diluted common share for the three months ended September 30, 2016. The increase in net income available to common shareholders for the three month period was primarily the result of increases in net interest income and non-interest income combined with the absence of preferred stock dividends. These items were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income

The net interest spread on a tax equivalent basis decreased four basis points to 3.35% for the three months ended September 30, 2017 from 3.39% for the comparable period in 2016. Net interest income increased $307,000 or 4.8% to $6.7 million during the three months ended September 30, 2017, compared to $6.3 million for the same period in 2016. During the three months ended September 30, 2017, average interest earning assets increased $43.0 million or 5.7% to $798.4 million from $755.4 million for the same period in 2016. Average interest-bearing liabilities increased $48.2 million or 5.5% to $700.7 million for the three months ended September 30, 2017 from $652.5 million for the comparable period in 2016.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2017		2016
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$372,993	5.52%	$347,681	5.65%	$25,312	$234
Mortgage-Backed Securities	206,353	2.47	219,616	2.17	$(13,263)	82
Investment Securities(2)	216,271	2.80	184,332	2.66	$31,939	287
Overnight Time and Certificates of Deposit	2,783	0.90	3,726	0.53	$(943)	1
Total Interest-Earning Assets	$798,400	3.98%	$755,355	3.89%	$43,045	$604
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and the state tax credit and was $188,924 and $183,850 for the quarters ended September 30, 2017 and 2016, respectively.

Total tax equivalent interest income increased $604,000 or 8.2% to $7.9 million during the three months ended September 30, 2017 compared to $7.3 million during the same period in 2016. This increase was primarily the result of a $43.0 million or 5.7% increase in average interest-earning assets combined with an increase of nine basis points in the average yield. Total interest income on loans increased $234,000 or 4.8% to $5.1 million during the three months ended September 30, 2017 from $4.9 million during the comparable period in 2016. The increase was the result of a $25.3 million or 7.3% increase in the average loan portfolio balance, which was partially offset by a 13 basis point decrease in the average yield. Interest income from mortgage-backed securities increased $82,000 or 6.9% to $1.3 million during the three months ended September 30, 2017 due to an increase of 30 basis points in the average portfolio yield offset by a $13.3 million or 6.0% decrease in the average balance. Tax equivalent interest income from investment securities increased $287,000 or 23.3% to $1.5 million during the three months ended September 30, 2017 due to a $31.9 million or 17.3% increase in the average balance of the investment securities portfolio combined with a 14 basis point increase in the yield.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2017		2016
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$343,898	0.18%	$328,233	0.12%	$15,665	$50
Statement Savings Accounts	41,551	0.10	35,673	0.10	$5,878	2
Certificate Accounts	232,619	0.87	222,077	0.73	$10,542	96
FHLB Advances and Other Borrowed Money	60,930	1.08	55,272	0.96	$5,658	32
Note Payable	10,477	4.04	—	—	$10,477	106
Junior Subordinated Debentures	5,155	3.02	5,155	2.44	$—	8
Senior Convertible Debentures	6,069	8.00	6,084	8.00	$(15)	—
Total Interest-Bearing Liabilities	$700,699	0.63%	$652,494	0.49%	$48,205	$294
(1) Annualized

Total interest expense increased $294,000 or 36.3% to $1.1 million during the three months ended September 30, 2017 compared to $805,000 for the same period in 2016. The increase in total interest expense was attributable to increases in interest rates paid and a $48.2 million or 7.4% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $148,000 or 28.4% to $666,000 during the three months ended September 30, 2017 compared to $519,000 for the same period in 2016. The increase was attributable to an eight basis point increase in the average cost of deposit accounts combined with a $32.1 million or 5.5% increase in average interest-bearing deposits to $618.1 million for the three months ended September 30, 2017 compared to $586.0 million for the three months ended September 30, 2016.

Interest expense on FHLB advances and other borrowings increased $32,000 or 23.8% to $165,000 during the three months ended September 30, 2017 from $133,000 for the same period in 2016. The increase was attributable to an increase of 12 basis points in the average cost combined with a $5.7 million or 10.2% increase in the average balance of FHLB advances and other borrowed money to $60.9 million during the three months ended September 30, 2017 from $55.3 million for the same period in 2016.

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

The Company had net charge-offs of $133,000 for the quarter ended September 30, 2017 compared to net charge-offs of $284,000 for the same three month period in 2016. There was $100,000 in provision for loan losses recorded during the quarter ended September 30, 2017 compared to no provision for the same quarter in 2016.

The table below summarizes activity associated with the allowance for loan losses for the quarters ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Beginning Balance	$8,202,632	$8,395,214
Provision for Loan Losses	100,000	—
Charge-offs	(259,438)	(323,247)
Recoveries	125,994	39,144
Ending Balance	$8,169,188	$8,111,111

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.1%	2.3%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	82.6%	83.2%
Impaired Loans	$9,890,138	$9,751,765
Gross Loans Receivable, Held For Investment (1)	$382,610,246	$355,786,250
Total Loans Receivable, Net	$375,711,468	$351,818,570
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $581,000 or 32.7% to $2.4 million for the three months ended September 30, 2017, compared to $1.8 million for the three months ended September 30, 2016. The following table summarizes the changes in non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Gain on Sale of Investment Securities	$79,363	$360,425	$(281,062)	(78.0)%
Gain on Sale of Loans	373,636	256,918	116,718	45.4
Service Fees on Deposit Accounts	274,717	266,960	7,757	2.9
Commissions From Insurance Agency	172,074	149,529	22,545	15.1
BOLI Income	788,133	132,000	656,133	497.1
Trust Income	186,000	197,000	(11,000)	(5.6)
Check Card Fee Income	282,686	247,331	35,355	14.3
Other	205,524	170,519	35,005	20.5
Total Non-Interest Income	$2,362,133	$1,780,682	$581,451	32.7%

Net gain on sale of investment securities was $79,000 during the quarter ended September 30, 2017, a decrease of $281,000 or 78.0% compared to $360,000 for the same period last year. The decrease resulted from gross losses of $162,000 on the sale of investment securities during the quarter ended September 30, 2017 compared to no gross loss during the third quarter of 2016. Gain on sale of loans increased $117,000 or 45.4% as the dollar volume of loans sold increased due to the increase in originations of loans held for sale.

BOLI income increased $656,000 or 497.1% to $788,000 during the quarter ended September 30, 2017 from $132,000 for the same period in 2016. During the third quarter of 2017, the Bank recognized $654,000 in death benefits in addition to $134,000 in income related to accrued interest credited to the cash surrender value underlying the BOLI policies. The Company did not receive any life insurance proceeds during the third quarter of 2016. The entire portion of income recognized in 2016 was related to changes in the cash surrender value of the policies.

Non-Interest Expense

For the quarter ended September 30, 2017, non-interest expense increased $875,000 or 15.4% to $6.6 million compared to $5.7 million for the same period in 2016. The following table summarizes the changes in non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Compensation and Employee Benefits	$3,872,102	$3,167,112	$704,990	22.3%
Occupancy	569,024	502,352	66,672	13.3
Advertising	120,033	100,251	19,782	19.7
Depreciation and Maintenance of Equipment	569,839	510,645	59,194	11.6
FDIC Insurance Premiums	64,518	62,163	2,355	3.8
Net Cost of Operation of OREO	105,172	25,991	79,181	304.6
Prepayment Penalties on FHLB Advances	—	260,594	(260,594)	(100.0)
Other	1,268,449	1,065,209	203,240	19.1
Total Non-Interest Expense	$6,569,137	$5,694,317	$874,820	15.4%

Compensation and employee benefits expenses increased $705,000, or 22.3% to $3.9 million for the three months ended September 30, 2017 compared to $3.2 million for the same period last year due to general annual cost of living increases combined with an increase in full time employees.

Occupancy expense increased $67,000 or 13.3% due to the addition of our Evans, Georgia branch, which opened in April 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net cost of $105,000 from the operation of OREO properties during the quarter ended September 30, 2017 compared to a net cost of $26,000 during the quarter ended September 30, 2016. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company had write-downs of $50,000 during the third quarter of 2017 compared to no write-downs for the same period in 2016.

The Company did not prepay any FHLB advances during the three months ended September 30, 2017, and, therefore, incurred no prepayment penalties during the period. In comparison, the Company prepaid one FHLB advance during the same three month period in 2016 and incurred a prepayment penalty of $261,000. The Company elected to prepay this higher rate advance in order to reduce interest expense in future periods and improve net interest spread.

Other expenses increased $203,000, or 19.1% to $1.3 million for the three month period ended September 30, 2017 compared to $1.1 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes

The provision for income taxes decreased $210,000 or 32.0% to $445,000 for the three months ended September 30, 2017 from $655,000 for the same period one year ago. Income before income taxes was $2.3 million for the three months ended September 30, 2017 compared to $2.4 million for the same three month period in 2016. The Company’s combined federal and state effective income tax rate for the current quarter was 19.0% compared to 26.9% for the same quarter one year ago.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30, 2017 and 2016

Net Income Available to Common Shareholders
Net income available to common shareholders increased $277,000 or 5.8% to $5.0 million for the nine months ended September 30, 2017 when compared to the same nine month period in 2016. The increase in net income available to common shareholders for the nine month period was primarily the result of increases in net interest income and non-interest income combined with the absence of preferred stock dividends. These items were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income
The net interest spread on a tax equivalent basis decreased seven basis points to 3.28% for the nine months ended September 30, 2017 from 3.35% for the comparable period in 2016. Net interest income increased $376,000 or 2.0% to $19.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, average interest earning assets increased $31.3 million or 4.2% to $781.9 million from $750.7 million for the nine months ended September 30, 2016. Average interest-bearing liabilities also increased by $37.9 million or 5.8% to $687.9 million for the nine months ended September 30, 2017 from $650.0 million for the same period in 2016.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2017		2016
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$363,918	5.44%	$339,587	5.65%	$24,331	$470
Mortgage-Backed Securities	203,907	2.32	219,104	2.23	(15,197)	(119)
Investment Securities(2)	207,925	2.74	187,918	2.69	20,007	493
Overnight Time & Certificates of Deposit	6,178	0.75	4,062	0.46	2,116	21
Total Interest-Earning Assets	$781,928	3.87%	$750,671	3.88%	$31,257	$865
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and state tax credit and was $550,269 and $540,948 for the nine months ended September 30, 2017 and 2016, respectively.

Total tax equivalent interest income increased $865,000 or 4.0% to $22.7 million during the nine months ended September 30, 2017 from $21.9 million for the same period in 2016. This increase was primarily the result of a $31.3 million or 4.2% increase in average interest earning assets, which was partially offset by a decline of one basis point in the average yield on interest-earning assets. Total interest income on loans increased $470,000 or 3.3% to $14.8 million during the nine months ended September 30, 2017 from $14.4 million for the same period in 2016. The increase was a result of a $24.3 million or 7.2% increase in the average loan portfolio to $363.9 million from $339.6 million for the same period in 2016, which was partially offset by a decrease of 21 basis points in the average yield on loans. Interest income from mortgage-backed securities decreased $119,000 or 3.3% to $3.6 million for the nine months ended September 30, 2017 from $3.7 million for the same period in 2016 as a result of a $15.2 million or 6.9% decrease in the average balance of mortgage-backed securities, which was partially offset by an increase of nine basis points in the average yield. Tax equivalent interest income from investment securities increased $493,000 or 13.0% to $4.3 million for the nine months ended September 30, 2017 from $3.8 million for the same period in 2016 due to a $20.0 million increase in the average balance of investment securities combined with an increase of six basis points in the average yield.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2017		2016
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$340,876	0.17%	$327,971	0.13%	$12,905	$116
Statement Savings Accounts	39,796	0.10	33,970	0.10	5,826	5
Certificates Accounts	227,674	0.82	230,563	0.72	(2,889)	163
FHLB Advances and Other Borrowed Money	56,486	0.97	46,227	1.62	10,259	(152)
Note Payable	11,809	3.71	—	—	11,809	329
Junior Subordinated Debentures	5,155	2.87	5,155	2.35	—	20
Senior Convertible Debentures	6,079	8.00	6,084	8.00	(5)	—
Total Interest-Bearing Liabilities	$687,875	0.60%	$649,970	0.53%	$37,905	$481
(1) Annualized

Interest expense increased $481,000 or 18.5% to $3.1 million during the nine months ended September 30, 2017 compared to $2.6 million for the same period in 2016. The increase in total interest expense was attributable to increases in interest rates paid combined with a $37.9 million or 5.8% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $283,000 or 18.0% to $1.9 million during the nine months ended September 30, 2017 compared to $1.6 million for the same period last year. The increase was attributable to a six basis point increase in the average cost of deposit accounts combined with a $15.8 million or 2.7% increase in average interest-bearing deposits to $608.3 million for the nine months ended September 30, 2017 compared to $592.5 million for the nine months ended September 30, 2016.

Interest expense on FHLB advances and other borrowings decreased $152,000 or 27.0% to $410,000 during the nine months ended September 30, 2017 from $561,000 during the same period in 2016 due to a decrease of 65 basis points in the average cost. This decrease was partially offset by a $10.3 million or 22.2% increase in the balance of FHLB advances and other borrowed money to $56.5 million during the nine months ended September 30, 2017 from $46.2 million for the same period last year.

Provision for Loan Losses

There was $100,000 in provision for loan losses for the nine months ended September 30, 2017 compared to no provision expense for the same period in 2016. The Company had net charge-offs of $287,000 for the nine months ended September 30, 2017 compared to net charge-offs of $164,000 during the comparable period in 2016. The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning Balance	$8,356,231	$8,275,133
Provision for Loan Losses	100,000	—
Charge-offs	(514,685)	(679,746)
Recoveries	227,642	515,724
Ending Balance	$8,169,188	$8,111,111

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income increased $720,000 or 14.2% to $5.8 million for the nine months ended September 30, 2017, compared to $5.1 million for the nine months ended September 30, 2016. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Gain on Sale of Investment Securities	$707,902	$772,143	$(64,241)	(8.3)%
Gain on Sale of Loans	894,053	657,473	236,580	36.0
Service Fees on Deposit Accounts	776,469	772,341	4,128	0.5
BOLI Income	1,028,133	396,000	632,133	159.6
Commissions From Insurance Agency	451,311	441,519	9,792	2.2
Trust Income	554,000	521,000	33,000	6.3
Check Card Fee Income	838,302	742,583	95,719	12.9
Grant Income	—	265,496	(265,496)	(100.0)
Other	542,250	504,200	38,050	7.5
Total Non-Interest Income	$5,792,420	$5,072,755	$719,665	14.2%

Net gain on sale of investment securities was $708,000 during the nine months ended September 30, 2017, a decrease of $64,000 or 8.3% compared to a net gain of $772,000 during the same period last year. The decrease resulted from gross losses of $162,000 on the sale of investment securities during the nine months ended September 30, 2017 compared to no gross loss during the comparable period of 2016.

Gain on sale of loans increased $237,000 or 36.0% to $894,000 for the nine months ended September 30, 2017 compared to $657,000 during the same period in 2016 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale.

BOLI income increased $656,000 or 497.1% to $1.0 million during the nine months ended September 30, 2017 from $396,000 for the same period in 2016. During the nine months ended September 30, 2017, the Bank recognized $654,000 in death benefits in addition to $374,000 in income related to accrued interest credited to the cash surrender value underlying the BOLI policies. The Company did not receive any life insurance proceeds during 2016; all BOLI income recognized was related to changes in the cash surrender value of the policies.

These increases were partially offset by a $265,000 decrease in grant income. The Company received a Bank Enterprise Award (“BEA”) grant from the US Treasury in 2016 in recognition of its continued commitment to community development in economically distressed areas. Our commitment to these areas has continued in 2017 and we anticipate receiving another comparable BEA grant later this year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

For the nine months ended September 30, 2017, non-interest expense increased $1.3 million or 7.9% to $18.3 million compared to $16.9 million for the same period in 2016. The following table summarizes the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amounts	Percent
Compensation and Employee Benefits	$10,916,386	$9,675,430	$1,240,956	12.8%
Occupancy	1,661,661	1,469,602	192,059	13.1
Advertising	391,742	343,034	48,708	14.2
Depreciation and Maintenance of Equipment	1,541,460	1,486,060	55,400	3.7
FDIC Insurance Premiums	168,707	322,653	(153,946)	(47.7)
Net Benefit of Operation of OREO	(96,730)	(647,990)	551,260	(85.1)
Prepayment Penalties on FHLB Advances	—	789,306	(789,306)	(100.0)
Other	3,681,552	3,485,289	196,263	5.6
Total Non-Interest Expense	$18,264,778	$16,923,384	$1,341,394	7.9%

Compensation and employee benefits expenses were $10.9 million for the nine months ended September 30, 2017, an increase of $1.2 million or 12.8% from $9.7 million during the same period last year. The increase was due to general annual cost of living increases combined with the addition of several new hires during the nine months ended September 30, 2017. The Company had 223 full time equivalent employees at September 30, 2017 compared to 204 at September 30, 2016.

The Company had a net benefit of $97,000 from the operation of OREO properties during the nine months ended September 30, 2017 compared to a net benefit of $674,000 during the nine months ended September 30, 2016. The majority of the prior year net benefit was related to the sale of one OREO property in February 2016, which resulted in a $739,000 gain that offset the cost of operating OREO properties during the nine months ended September 30, 2016.

The Company did not prepay any FHLB advances during the nine months ended September 30, 2017, and, therefore, incurred no prepayment penalties during the period. In comparison, the Company prepaid three FHLB advances during the nine months ended September 30, 2016 and incurred prepayment penalties of $789,000. The Company elected to prepay these higher rate advances in order to reduce interest expense in future periods and improve net interest spread.

Provision For Income Taxes

The provision for income taxes decreased $293,000 or 16.2% to $1.5 million for the nine months ended September 30, 2017 from $1.8 million for the same period in 2016. Income before taxes was $6.5 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s combined federal and state effective income tax rate was 23.2% for the nine months ended September 30, 2017 compared to 26.3% for the same period in 2016.

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

During the nine months ended September 30, 2017 loan disbursements exceeded loan repayments resulting in a $16.0 million or 4.4% increase in total net loans receivable. During the nine months ended September 30, 2017, deposits increased $47.5 million or 7.3% and FHLB advances decreased $7.4 million or 15.3%. The Bank had $216.0 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2017, the Bank had $138.9 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2017, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 17.6%, 10.3%, 17.6%, and 18.9%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.5%, 9.1%, 15.5%, and 16.7%, respectively, at September 30, 2017.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2017.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$521	$3,356	$33,095	$36,972	$66,288	$103,260
Standby Letters of Credit	—	177	974	1,151	—	1,151
Total	$521	$3,533	$34,069	$38,123	$66,288	$104,411

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

For the three and nine months ended September 30, 2017, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.35% and 3.28%, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3) P
4.2	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (4)
4.3	Specimen Convertible Senior Debenture Due 2029 (4)
10.1	1993 Salary Continuation Agreements (5) P
10.2	Amendment One to 1993 Salary Continuation Agreements (6) P
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.1	2004 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5) P

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

10.12	Form of Compensation Modification Agreement (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	November 13, 2017	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 13, 2017	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements