Form 10-K
period 2017-12-31
SECURITY FEDERAL CORP
filed 2018-03-20
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [ ]  NO [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [ X ]

As of March 20, 2018, there were issued and outstanding 2,953,324 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2017, was $48.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2017. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Bank by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions ("State Board"), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing;

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

At December 31, 2017, the Company had assets of $868.8 million, deposits of $702.1 million and shareholders' equity of $77.9 million.

The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 15 branch offices in Aiken, Richland and Lexington counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. The Bank will open its 16th branch office in Ridge Spring, South Carolina in April 2018.

The principal business of Security Federal is accepting deposits from the general public and originating commercial real estate loans, commercial business loans, consumer loans, as well as mortgage loans to buy or refinance one-to-four family residential real estate.  The Bank also originates construction loans on single-family residences,  multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects. In addition, the Bank operates Security Federal Trust and Investments, a division of the Bank that offers trust, financial planning and financial management services.

Security Federal has one active wholly owned subsidiary, Security Federal Insurance Inc., which is an insurance agency subsidiary that offers auto, business, health and home insurance. Security Federal Insurance also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries. Security Federal also has one inactive subsidiary, Security Financial Services Corporation.

Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Company’s 2017 Annual Report to Shareholders (“Annual Report”).

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

The loan-to-value ratio, maturity and other provisions of loans made by the Bank reflect its policy of making the maximum loan permissible consistent with applicable regulations, established lending policies and market conditions.  The Bank requires title insurance (or acceptable legal opinions on smaller loans secured by real estate), fire insurance, and flood insurance where applicable, on loans secured by improved real estate.

Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$71,867	17.7%	$72,366	19.5%	$70,762	20.7%	$75,099	21.5%	$77,169	20.7%
Owner occupied residential construction	12,440	3.1	9,858	2.6	8,074	2.4	4,049	1.2	7,069	1.9
Total residential real estate loans	84,307	20.8	82,224	22.1	78,836	23.1	79,148	22.7	84,238	22.6
Commercial loans:
Commercial business	26,778	6.6	16,279	4.4	12,514	3.7	10,564	3.0	7,775	2.1
Commercial real estate	228,818	56.4	208,958	56.2	187,934	55.0	196,107	56.1	220,311	59.1
Multi-family	8,996	2.2	13,641	3.7	12,149	3.6	13,424	3.8	8,089	2.2
Total commercial loans	264,592	65.2	238,878	64.3	212,597	62.2	220,095	62.9	236,175	63.4
Consumer loans:
Deposit account	647	0.1	400	0.1	487	0.1	627	0.2	656	0.2
Home equity lines	28,690	7.1	24,615	6.6	24,163	7.1	24,157	6.9	25,156	6.7
Consumer first and second mortgages	4,827	1.2	5,527	1.5	6,959	2.0	7,905	2.3	9,385	2.5
Premium finance	4,904	1.2	4,250	1.1	3,409	1.0	3,260	0.9	2,626	0.7
Other	17,694	4.4	15,876	4.3	15,362	4.5	14,442	4.1	14,383	3.9
Total consumer loans	56,762	14.0	50,668	13.6	50,380	14.7	50,391	14.4	52,206	14.0
Total loans	405,661	100.0%	371,770	100.0%	341,813	100.0%	349,634	100.0%	372,619	100.0%
Less:
Loans in process	6,805		3,526		2,903		1,379		3,465
Deferred fees and discount	142		165		62		24		(5)
Allowance for loan losses	8,221		8,356		8,275		8,357		10,242
Total loans receivable	$390,493		$359,723		$330,573		$339,874		$358,917

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$17,746	4.3%	$17,336	4.7%	$14,158	4.1%	$12,832	3.7%	$11,061	3.0%
Commercial business and commercial real estate	222,952	55.0	203,032	54.6	180,285	52.7	185,862	53.2	201,048	54.0
Consumer	24,407	6.0	22,310	6.0	22,286	6.5	21,983	6.2	22,482	6.0
Total fixed rate loans	$265,105	65.3	$242,678	65.3	$216,729	63.4	$220,677	63.1	$234,591	63.0
Adjustable rate loans
Residential real estate	$66,561	16.4	$64,888	17.5	$64,678	18.9	$66,316	19.0	$73,177	19.6
Commercial business and commercial real estate	41,640	10.3	35,846	9.6	32,312	9.5	34,233	9.8	35,127	9.4
Consumer	32,355	8.0	28,358	7.6	28,094	8.2	28,408	8.1	29,724	8.0
Total adjustable rate loans	140,556	34.7	129,092	34.7	125,084	36.6	128,957	36.9	138,028	37.0
Total loans	$405,661	100.0%	$371,770	100.0%	$341,813	100.0%	$349,634	100.0%	$372,619	100.0%
Less
Loans in process	$6,805		$3,526		$2,903		$1,379		$3,465
Deferred fees and discounts	142		165		62		24		(5)
Allowance for loan losses	8,221		8,356		8,275		8,357		10,242
Total loans receivable	$390,493		$359,723		$330,573		$339,874		$358,917

As of December 31, 2017, the total amount of loans due after December 31, 2018, which have predetermined or fixed interest rates was $172.6 million, and the total amount of loans due after that date which have floating or adjustable interest rates was $121.9 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2017.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction	Consumer	Commercial Construction and A&D	Commercial Business and Other Commercial Real Estate	Total Loans
	(In Thousands)
Six months or less (1)	$3,951	$9,478	$10,543	$17,180	$24,124	$65,276
Over six months to one year	7	2,908	1,675	18,943	22,366	45,899
Over one year to three years	992	54	5,315	16,407	57,259	80,027
Over three to five years	1,346	—	6,691	13,815	43,564	65,416
Over five to ten years	1,511	—	10,028	5,156	30,672	47,367
Over ten years	64,060	—	22,510	693	14,413	101,676
Total	$71,867	$12,440	$56,762	$72,194	$192,398	$405,661
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$21,676	$19,851	$14,298	$11,758	$13,021
Fixed rate - residential real estate (1)	42,069	35,435	24,181	23,617	28,892
Consumer	21,466	18,441	11,540	10,635	10,840
Commercial business and commercial real estate	168,474	190,914	130,241	116,169	172,694
Total loans originated/ renewed	253,685	264,641	180,260	162,179	225,447
Loans Purchased	5,500	5,005	—	—	—
Less:
Loans Sold:
Fixed rate - residential real estate	41,977	33,654	23,583	22,986	32,272
Adjustable rate- residential real estate	—	—	—	—	—
Fixed rate - commercial real estate	100	—	—	—	—
Transfers to OREO	581	1,026	4,363	1,638	3,861
Principal repayments	182,636	205,009	160,135	160,540	227,726
Increase (decrease) in other items, net	3,121	807	1,481	(3,942)	377
Net increase (decrease)	$30,770	$29,150	$(9,302)	$(19,043)	$(38,789)

(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan origination points are a percentage of the principal amount of the loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  Total fee income (including amounts amortized to income as yield adjustments) received by the Bank from loan originations was $617,000 for the year ended December 31, 2017.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$(13)	$23	$23	$23	$27

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	(0.1)%	0.1%	0.2%	0.2%	0.2%

Net deferred mortgage loan origination fees (costs) in loan portfolio at end of period	$13	$(27)	$18	$23	$30

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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
Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2017, Security Federal sold $42.0 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2017, the Bank had $3.1 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2017, the Bank's legal lending limit under this restriction was $14.5 million.  At that date, the Bank's largest loan relationship to a single borrower was $10.8 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2017, the Board approved an increase in the Bank's lending limit to a single borrower to 15% of unimpaired capital.

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
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2017, the Bank had $1.3 million in outstanding commitments on mortgage loans not yet closed compared to $165,000 at December 31, 2016. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $91.4 million at December 31, 2017.  See Note 18 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Residential Real Estate Lending.  At December 31, 2017 the Bank had $84.3 million or 20.8% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. During the year ended December 31, 2017, the Bank originated $63.7 million in residential real estate loans, 34.0% of which had adjustable interest rates. At December 31, 2017, residential ARMs totaled $66.6 million or 16.4% of the Bank's loan portfolio. At December 31, 2017, the Bank also held approximately $17.7 million or 4.3% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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

Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2017, residential construction loans on one- to four-family dwellings to owner-occupants totaled $12.4 million, or 3.1%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.75% to 5.88% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2017, the Bank had $26.8 million, or 6.6% of its total loan portfolio, in commercial business loans.  A total of $962,000, or 3.6% of these loans were unsecured at December 31, 2017.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family speculative dwellings or pre-sold homes, land lots, income property developments, and undeveloped land.  At December 31, 2017, the Bank had $237.8 million, or 58.6% of its total loan portfolio, in commercial real estate loans and multi-family loans. Included in these loans at December 31, 2017 was $23.7 million in A&D loans with terms of typically two to three years. Also included in commercial real estate loans was $14.6 million in loans for the construction of single family dwellings to builders with a term of typically one year.

Multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2017, the Bank had $9.0 million, or 2.2% of its total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2017.

	Aiken County, SC	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$88,236	$64,626	$41,502	$34,454	$228,818
Multi-family	5,553	1,098	1,949	396	8,996
Commercial business	10,017	6,450	4,264	6,047	26,778
Total	$103,806	$72,174	$47,715	$40,897	$264,592

Loans secured by commercial real estate are typically written for amortization terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Both commercial real estate loans and commercial business loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis. Since 2009, the Bank has instituted floors of typically 4% to 6% on newly originated adjustable rate commercial business and commercial real estate loans. If ceilings are used, the loan will typically require a balloon payment in 60 months or less. Fixed rate loans on commercial real estate usually require a balloon payment in 36 to 60 months. Fixed rate loans on non-real estate collateral are generally amortizing in five years or less.

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

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from none to one percent.  In 2012, the Bank instituted interest rate floors, which currently range from 3.25% to 4.25%, on new originations and a maximum loan-to-value ratio of 80% if the first mortgage was originated by Security Federal and 70% if the first mortgage was originated by another lender.  At December 31, 2017, the Bank had $28.7 million of home equity lines of credit outstanding and $26.5 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2017, the Bank had $56.8 million, or 14.0% of its loan portfolio, in consumer loans.

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

The Bank also has a credit card program.  As of December 31, 2017, the Bank had issued 3,113 Visa credit cards with total approved credit lines of $7.8 million, of which $2.6 million was outstanding on that date.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2017.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	4	$396	19	$2,208	35	$605	8	$185	$3,394
60 - 89 days	—	—	6	365	7	85	5	102	552
90 days and over	6	949	13	1,919	4	183	—	—	3,051
Total delinquent loans	10	$1,345	38	$4,492	46	$873	13	$287	$6,997

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

At December 31, 2017, $11.7 million of the total loan balance were classified "substandard" compared to $12.9 million at December 31, 2016. At December 31, 2017, $23.8 million were designated as "special mention" compared to $19.3 million at December 31, 2016. At December 31, 2017, $60.1 million were designated as “caution” compared to $76.2 million at December 31, 2016. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2017 and 2016. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2017, there were $4.1 million in TDRs compared to $4.6 million at December 31, 2016.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2017, the Bank had $4.1 million in TDRs which involved restructuring the borrower's interest rate or principal on a loan or making other concessions on loans at a rate materially less than the market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$—	$—	$1,144	$1,087	$1,363
Consumer	85	120	282	91	235
Commercial Business	102	69	—	100	—
Commercial Real Estate	365	256	930	1,095	2,047
Total	$552	$445	$2,356	$2,373	$3,645
Total as a percentage of total assets	0.06%	0.05%	0.29%	0.29%	0.43%

Loans Delinquent 90 or more Days or Non-Accruing Loans :
Residential Real Estate	$1,949	$2,488	$3,307	$3,061	$4,608
Consumer	319	242	576	574	398
Commercial Business	109	145	178	247	33
Commercial Real Estate	3,341	2,640	2,973	9,860	4,973
Total	$5,718	$5,515	$7,034	$13,742	$10,012
Total as a percentage of total assets	0.66%	0.68%	0.88%	1.66%	1.18%
TDRs (1)	$4,114	$4,595	$6,714	$9,630	$12,394
OREO	$1,116	$2,721	$4,361	$3,230	$3,947
Allowance for loan losses	$8,221	$8,356	$8,275	$8,357	$10,242
(1) Includes four loans with a balance of $978,000 at December 31, 2017 that are also included in the Non-Accruing Loans section of this table.

Non-performing loans increased $203,000 or 3.7% to $5.7 million at December 31, 2017 from $5.5 million at December 31, 2016. The largest increase in non-performing loans was in the commercial real estate loan category, which increased $701,000 or 26.6% to $3.3 million at December 31, 2017 from $2.6 million at December 31, 2016. The balance in non-performing commercial real estate loans at December 31, 2017 consisted of 24 loans to 20 borrowers with an average loan balance of $139,000 compared to 20 loans to 17 borrowers with an average loan balance of $132,000 at December 31, 2016. Of the non-performing commercial real estate loans at December 31, 2017, $2.7 million consisted of 18 loans secured by commercial buildings or first mortgages on principal residences throughout the Bank's market area to 15 different borrowers. Loans secured by principal residences are considered commercial real estate if they were business purpose loans. The remaining non-performing commercial real estate loans at December 31, 2017 consisted of $19,000 for one acquisition and development loan; $288,000 for four loans secured by raw land to four separate borrowers; and $351,000 for one loan secured by a church building. At December 31, 2017, our largest non-performing commercial real estate loan had a balance of $570,000 and was secured by a commercial building.
The largest decrease in non-performing loans was in the residential real estate loan category, which decreased $540,000 or 21.7% to $1.9 million at December 31, 2017 from $2.5 million at December 31, 2016. Non-performing residential real estate loans at December 31, 2017 consisted of 14 loans to 14 borrowers with an average loan balance of $139,000, the largest of which was $427,000. At December 31, 2016, non-performing residential real estate loans consisted of 17 loans to 17 borrowers with an average loan balance of $146,000, the largest of which was $352,000.
Also included in non-accruing loans at December 31, 2017 were nine consumer loans totaling $319,000 and two commercial business loans totaling $109,000.  Of the nine consumer loans on non-accrual status at December 31, 2017, the largest had a balance of $84,000.
At December 31, 2017, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2017, the interest income not recognized that would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $830,000 compared to $687,000 for the year ended December 31, 2016.  For the year ended December 31, 2017 actual interest recorded on these loans was $214,000 compared to $261,000 for the year ended December 31, 2016.

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

The Bank did not modify any loans that were considered to be TDRs during the year ended December 31, 2017. The Bank had eight loans totaling $4.1 million at December 31, 2017 which were TDRs modified in prior years, compared to 12 loans totaling $4.6 million at December 31, 2016. The eight TDRs consisted of one unsecured consumer loan with a balance of $17,000 and seven commercial real estate loans to six separate borrowers, the largest of which had a balance of $2.4 million at December 31, 2017. The commercial real estate loans were secured primarily by first mortgages on one single family residence, two lots, one commercial building, one hotel and three churches.

At December 31, 2017, two loans totaling $610,000 that had previously been restructured as TDRs were in default. Neither loan had been restructured within the last 12 months. All of the remaining TDRs were current at December 31, 2017. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible borrower credit issues that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2017 and 2016, the Bank had identified $29.7 million and $26.7 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $1.1 million at December 31, 2017 and consisted of the following real estate properties: three single-family residences and 27 lots within residential subdivisions located throughout our market area in South Carolina; five parcels of commercial land and two commercial buildings in South Carolina.

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

At December 31, 2017, the allowance for loan losses or reserve was $8.2 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $321.4 million, or 79.2% of the total loan portfolio, at December 31, 2017.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2017, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.41%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.

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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$8,356	$8,275	$8,358	$10,242	$11,318
Provision for loan losses	300	500	—	450	2,645
Charge-offs:
Residential real estate	212	197	217	359	1,118
Commercial business and commercial real estate	435	524	773	2,383	3,884
Consumer	184	242	527	372	207
Total charge-offs	831	963	1,517	3,114	5,209
Recoveries:
Residential real estate	2	11	94	136	273
Commercial business and commercial real estate	319	446	1,186	585	1,156
Consumer	75	87	154	59	59
Total recoveries	396	544	1,434	780	1,488
Balance at end of period	$8,221	$8,356	$8,275	$8,358	$10,242
Ratio of net charge-offs to average loans outstanding during the period	0.11%	0.12%	0.02%	0.66%	0.99%

The following table summarizes the distribution of the Bank's allowance for loan losses at the dates indicated.  The entire allowance is available to absorb losses from all loan categories.

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in Thousands)
Residential Real Estate	$1,233	15.0%	$1,360	16.3%	$1,323	16.0%	$1,392	16.7%	$1,706	16.7%
Consumer	1,145	13.9	997	11.9	1,063	12.8	887	10.6	848	8.3
Commercial Business	1,011	12.3	883	10.6	774	9.4	159	1.9	426	4.2
Commercial Real Estate	4,832	58.8	5,116	61.2	5,115	61.8	5,920	70.8	7,261	70.8
Total	$8,221	100.0%	$8,356	100.0%	$8,275	100.0%	$8,358	100.0%	$10,241	100.0%

Subsidiaries

At December 31, 2017, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $6.5 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, is an insurance agency offering auto, business, health and home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements contained in the Annual Report.

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

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Interest bearing deposit at FHLB	$238	$179	$490	$2,252	$321
Certificates of deposits at financial institutions	1,950	2,445	3,445	2,095	2,100
Total other investments	$2,188	$2,624	$3,935	$4,347	$2,421

Investment Securities:
Available for Sale:
FHLB securities	$—	$998	$1,932	$13,247	$12,671
Federal Farm Credit Bank ("FFCB") bonds	—	—	1,988	5,668	5,366
Fannie Mae bonds	—	—	1,004	1,004	1,975
Student Loan Pools	8,522	—	—	—	—
Small Business Administration ("SBA") bonds	124,248	101,906	111,417	108,127	100,824
Tax exempt municipal bonds	62,356	71,535	76,066	62,495	61,315
Taxable municipal bonds	1,997	1,991	—	—	—
Equity securities	155	368	310	307	256
Total securities available for sale	$197,278	$176,798	$192,717	$190,848	$182,407

Held to Maturity:
FHLB securities	$1,997	$—	$—	$—	$—
Freddie Mac bonds	986	—	—	—	—
Total securities held to maturity	$2,983	$—	$—	$—	$—

Total securities (1)	$200,261	$176,798	$192,717	$190,848	$182,407

FHLB stock	2,932	2,777	2,215	3,145	5,017
Total securities and FHLB stock (1)	$203,193	$179,575	$194,932	$193,993	$187,424
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2017, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2017, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  SBA bonds are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2017
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
GSE securities	$2,998	1.52%	$—	—%	$—	—%	$—	—%	$2,998	1.52%
Student Loan pools	8,522	2.15	—	—	—	—	—	—	$8,522	2.15
SBA bonds	108,868	2.00	1,471	2.69	9,371	2.77	3,615	2.53	123,325	2.15
Tax exempt municipal bonds	—	—	2,093	3.22	49,826	3.10	7,704	4.02	59,623	3.22
Taxable municipal bonds	—	—	2,017	2.39	—	—	—	—	2,017	2.39
FHLB stock (1)	2,932	5.42	—	—	—	—	—	—	2,932	5.42
Other equity securities	155	3.29	—	—	—	—	—	—	155	3.29
Total (2)	$123,475	2.00%	$5,581	2.78%	$59,197	3.05%	$11,319	3.54%	$199,572	2.51%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $210.8 million and a yield of 2.39%.

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

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Available for sale, at fair value:
Freddie Mac	$34,931	$32,084	$29,973	$41,348	$40,721
Fannie Mae	23,756	24,219	30,518	36,882	34,339
Ginnie Mae	102,106	109,222	118,539	160,623	173,537
Private Label	26,903	19,736	3,767	—	—
Total	$187,696	$185,261	$182,797	$238,853	$248,597
Held to maturity, at cost:
Freddie Mac	$6,857	$7,836	$7,604	$—	$—
Fannie Mae	1,280	1,436	1,761	—	—
Ginnie Mae	15,946	16,312	20,508	—	—
Total	$24,083	$25,584	$29,873	$—	$—

At December 31, 2017, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricing, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2017.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								December 31, 2017
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$11,413	1.13%	$132	4.56%	$2,468	3.64%	$10,715	2.95%	$24,728	2.19%
Freddie Mac	4,129	2.07	5,216	2.62	8,820	2.79	23,750	2.75	41,915	2.66
Ginnie Mae	59,845	1.81	2,598	3.33	2,967	2.87	51,856	2.71	117,266	2.27
Private Label	18,645	2.57	—	—	—	—	8,261	3.01	26,906	2.71
Total	$94,032	1.89%	$7,946	2.82%	$14,255	2.96%	$94,582	2.77%	$210,815	2.39%

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes.  In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta ("Federal Reserve"), investment sales, the sale of securities under agreements to repurchase, and loan sales.  See "Borrowings" below and Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

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

At December 31, 2017, the Bank had $24.4 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the deposit balances at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2017:
Savings accounts 0% - 0.11%	$42,927	6.1%	$36,523	5.6%	$31,192	4.8%	$28,623	4.3%	$24,485	3.7%
NOW accounts 0% - 1.98%	197,435	28.1	171,133	26.1	155,766	23.9	143,422	21.7	136,697	20.8
Money market funds 0% - 1.10%	231,653	33.0	230,902	35.3	229,017	35.1	234,819	35.6	240,631	36.5
Total non-certificates	$472,015	67.2%	$438,558	67.0%	$415,975	63.8%	$406,864	61.6%	$401,813	61.0%

Certificates:
0.00-1.99%	$228,982	32.6%	$214,903	32.9%	$227,235	34.8%	$227,473	34.5%	$226,750	34.4%
2.00-2.99%	1,110	0.2	642	0.1	8,887	1.4	25,605	3.9	28,849	4.4
3.00-3.99%	—	—	—	—	—	—	173	—	1,285	0.2
Total certificates	230,092	32.8%	215,545	33.0%	236,122	36.2%	253,251	38.4%	256,884	39.0%
Total deposits	$702,107	100.0%	$654,103	100.0%	$652,097	100.0%	$660,115	100.0%	$658,697	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2017, Jumbo CDs constituted $139.7 million or 19.9% of the Bank's total deposits.  At December 31, 2017, the Bank held $43.4 million in public funds which consisted of $38.7 million in certificates of deposit and $4.7 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Opening balance	$654,103	$652,097	$660,115	$658,697	$676,339
Net deposits	48,004	2,006	(8,018)	1,418	(17,642)
Ending balance	702,107	654,103	652,097	660,115	658,697
Net increase (decrease)	$48,004	$2,006	$(8,018)	$1,418	$(17,642)
Percent increase (decrease)	7.34%	0.31%	(1.21)%	0.22%	(2.61)%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2017.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2018	$45,131	$—	$45,131
June 30, 2018	37,501	—	37,501
September 30, 2018	30,272	—	30,272
December 31, 2018	22,269	—	22,269
March 31, 2019	33,250	—	33,250
June 30, 2019	8,973	—	8,973
September 30, 2019	9,265	—	9,265
December 31, 2019	5,198	—	5,198
March 31, 2020	4,404	—	4,404
June 30, 2020	2,331	—	2,331
September 30, 2020	2,640	219	2,859
December 31, 2020	1,980	—	1,980
Thereafter	25,768	891	26,659
Total	$228,982	$1,110	$230,092

The following table summarizes the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2017.

Maturity Period	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Three months or less	$28,580	$274,418
Over three through six months	21,223	—
Over six through twelve months	25,110	—
Over twelve months	64,761	—
Total	$139,674	$274,418

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2017, the Bank had $51.7 million in outstanding advances from the FHLB of Atlanta.  See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2017, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 3.29% at December 31, 2017.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company's common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The convertible senior debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2020, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On October 31, 2016, the Company repurchased all 22,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) from the United States Department of the Treasury (“U.S. Treasury”) for $21.3 million plus accrued but unpaid interest of $93,000 for a total payment of $21.4 million. In connection with this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan will mature on October 1, 2019 and accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 4.20% at December 31, 2017. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

The following table sets forth the maximum month-end balance and average balance of all borrowings for the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Maximum Balance:
FHLB advances	$51,680	$56,500	$47,300	$90,300	$103,156
Other borrowings	13,096	12,598	10,340	10,781	9,873
Note payable	13,000	14,000	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5	5,155
Senior convertible debentures	6,084	6,084	6,084	6	6,084
Average Balance:
FHLB advances	$45,779	$40,848	$37,484	$70,739	$92,718
Other borrowings	11,517	9,318	8,560	9,450	9,270
Note payable	11,120	2,369	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,075	6,084	6,084	6,084	6,084

At December 31, 2017, the Bank had $11.3 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Balance at Year End:
FHLB advances	$51,680	$48,395	$34,640	$52,900	$87,740
Other borrowings	11,307	9,338	6,412	8,523	8,003
Note payable	8,500	13,000	—	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,064	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Year End:
FHLB advances	1.34%	1.05%	3.87%	3.87%	3.23%
Other borrowings	0.15	0.15	0.15	0.15	—
Note payable	3.95	3.45	—	—	—
Junior subordinated debentures	3.29	2.66	2.21	1.94	—
Senior convertible debentures	8.00	8.00	8.00	8.00	—

During Fiscal Year:
FHLB advances	1.21%	1.71%	3.52%	3.71%	3.79%
Other borrowings	0.15	0.15	0.15	0.18	0.20
Note payable	3.78	3.26	—	—	—
Junior subordinated debentures	2.93	2.42	2.02	1.96	2.00
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 15 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Wagener, and West Columbia, South Carolina, and Evans, Georgia.
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

Personnel

At December 31, 2017, the Company employed 202 full-time and 21 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2017	Company	Bank
J. Chris Verenes	61	Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Roy G. Lindburg	57	President	—
Richard T. Harmon	62	—	President
Jessica T. Cummins	37	Chief Financial Officer	Chief Financial Officer

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
The laws and regulations affecting depository institutions and their holding companies have changed significantly particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements under these laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with federal and state consumer financial protection laws and regulations.
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

Regulation of the Bank

The Bank is an FDIC-insured, state-chartered commercial bank and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions cover many matters, examples of which include prohibitions against engaging as a principal in certain activities and the requirement of prior notification of branch closings. The Bank is not a member of the Federal Reserve System.
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

Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2017, the Bank paid $186,000 in FDIC premiums. The assessment base for these premiums is the Bank’s total average consolidated assets less average tangible capital.
Under the FDIC's regulations, assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution's weighted average CAMELS component ratings and certain financial ratios. Initial base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, all subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. Formerly, the required reserve ratio was 1.15%. Large institutions are assessed under a complex scorecard method. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.
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
     Since small institutions will be contributing to the DIF while the reserve ratio remains between 1.15% and 1.35% and the large institutions are paying a surcharge, the FDIC will provide assessment credits to small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.38%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. This payment is assessed quarterly and is an annual rate of 0.54 basis points of assessable assets for the quarter ended December 31, 2017. For 2017, the Bank incurred approximately $39,000 in these assessments.
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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a common equity Tier 1 ("CET1") measure, a leverage ratio measure and certain other factors. The well-capitalized category is described below in "Capital Requirements". An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions that become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for review by the banking agencies may be dependent on compliance with capital requirements.

At December 31, 2017, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Effective January 1, 2015 (with certain provisions phased in over several years), the Company and the Bank became subject to new capital adequacy requirements adopted by the Federal Reserve and the FDIC, which created a new required ratio for CET1 capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios applicable to the Company and the Bank are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities. Because of the Bank's asset size, it was eligible for and elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. At December 31, 2017 the Bank had more than sufficient CET1 capital to meet the capital conservation buffer requirement.
The regulations include the phasing-out of certain instruments as qualifying capital, including the deduction of mortgage servicing rights and certain deferred tax assets from regulatory capital, subject to a transaction period. The Bank does not have any of these instruments.
The risk-weights of certain assets for the calculation of risk-based ratios were increased to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.
To be considered well-capitalized, a depository institution must have a CET1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of at least 5.0%. At December 31, 2017, the Bank met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions.
The FDIC has the authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. For a complete description of the Bank's required and actual capital levels on December 31, 2017, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2017, the Bank had $51.7 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $258.3 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."
As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2017, the Bank had $2.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 4.96% for the year ended December 31, 2017; 4.70% for the year ended December 31, 2016; and 4.40% for the year ended December 31, 2015.

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

Community Reinvestment Act. The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, the regulatory agency considers the performance of a bank under the Act when determining whether to approve certain applications, including applications to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an "outstanding" rating during its most recent examination.

Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement discussed above. South Carolina banking regulations restrict the amount of dividends that the Bank can pay to the Company, and may require prior approval before declaration and payment of any excess dividend.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with federal and state consumer financial protection laws and regulations.

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

The Bank Holding Company Act. Under the BHCA, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary bank. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act. The Company and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates (except subsidiaries of the Bank) are subject to numerous restrictions. With some exceptions, the Company and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company, or by its affiliates.

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

Capital Requirements. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well-capitalized under the prompt corrective action regulations. If the Company had been subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2017, it would have exceeded all regulatory capital requirements. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. De novo interstate branching banks are generally permissible, subject to application requirements.

Dividends. As a South Carolina corporation, the Company is subject to restrictions on the payment of dividends under South Carolina law. In addition, the Company is an entity separate and distinct from its principal subsidiary, Security Federal Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Company is also subject to certain federal regulatory considerations. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Dividends are also subject to restriction if the capital conservation buffer requirement is not met.

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
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company's revaluation, the net deferred tax asset was reduced by $606,000 through an increase to the provision for income taxes of the same amount.
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
Corporate Alternative Minimum Tax.  The Internal Revenue Code imposes a tax on alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company did not have an alternative minimum tax credit carryforward at December 31, 2017.
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. As of December 31, 2017, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $69,000.
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
Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2013.  See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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
Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists primarily of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia and Richmond Counties in Georgia. A decline in the economies of these five counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.08% of total loans outstanding and 120.3% of non-performing loans at December 31, 2017. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increases in the provision for loan losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.
At December 31, 2017, our non-performing assets (which consist of non-accruing loans and OREO) were $6.8 million, or 0.8% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.
At December 31, 2017, commercial and multifamily real estate loans were $237.8 million or 58.6% of our total loan portfolio. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Consequently, this could materially adversely affect our future earnings. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets.

Our construction and land loans are based upon estimates of costs and the value of the completed project.
We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development ("A&D") and construction of residential subdivisions and commercial projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2017, commercial construction and A&D loans totaled $72.2 million or 17.8% of our total loan portfolio.

At that date, A&D loans were $23.7 million or 5.8% of our total loan portfolio. At December 31, 2017, included in our commercial real estate loan portfolio was $14.6 million, or 3.6% of our total loan portfolio, in loans for the speculative construction of single family dwellings to builders. At December 31, 2017, our residential loan portfolio included $12.4 million or 3.1% of our total loan portfolio of owner occupied residential loans.
Construction and A&D lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of most of our commercial construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.
A&D loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There was one non-performing A&D loan with a balance of $19,000 at December 31, 2017. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, $26.8 million or 6.6% of our total loans were commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2017, total commercial real estate loans represented 252% of risk based capital plus the excess allowance for loan losses. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 100 basis points to a range of 1.25% to 1.50% in December 2017 and indicated a likelihood for a further increase of 25 basis points or more during 2018 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up.

Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates could adversely affect our earnings. A substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $140.6 million or 34.7% of our loan portfolio was comprised of adjustable or floating-rate loans at

December 31, 2017, and approximately $92.9 million, or 66.1%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.  At December 31, 2017, the weighted average floor interest rate of these loans was 4.33%.  At that date, approximately $36.9 million, or 39.7%, of these loans were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2017, $38.7 million of our deposits were public funds.

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
As discussed under “Business - Regulation” in Item 1 of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense. Additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures were deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2017, the Federal Reserve slightly increased the targeted Fed Funds rate by 25 basis points for the third time within a year and intends further increases during 2018 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.
Our results of operations will also be affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. If we cannot generate a sufficient volume of loans for sale, our results of operations may be adversely affected. In addition, during periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. Finally, deteriorating economic conditions may also increase the potential for home buyers to default on their mortgages. In certain of these cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. If repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2017, Security Federal owned the buildings and land for 11 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased the remaining five offices, including its main office.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $16.9 million at December 31, 2017.  At December 31, 2017, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.7 million.  In addition to the properties related to current Company offices, Security Federal owned four other properties at December 31, 2017.  The four properties consist of (i) two lots owned for future branch sites located in Aiken County, South Carolina and Richland County, South Carolina, which had a combined book value of $1.3 million at December 31, 2017, (ii) another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2017, and (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $264,000 at December 31, 2017.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2017.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, N.W. Aiken, South Carolina	Leased	2026	2006	3,840	$618,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2026	1959	3,840	618,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	730,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	711,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	130,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2017	1993 (1)	3,576	24,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	39,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,302,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	111,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2025	2000	10,000	53,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,154,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	860,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	396,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,536,000

1790 Dutch Fork Road Ballentine, South Carolina	Owned	N/A	2015	3,453	2,923,000

5133 Washington Rd Evans, GA 30809	Owned	N/A	2017	13,500	4,490,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	14,460	951,000
____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease which expires in 2027, but has options through 2047.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and "Dividends" in the Annual Report which is incorporated herein by reference.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2017.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2012.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Security Federal Corporation	$100.00	$148.92	$226.65	$279.98	$467.51	$423.13
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
SNL Bank Index	$100.00	$137.30	$153.48	$156.10	$197.23	$232.91

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2017 and December 31, 2016*
Consolidated Statements of Income For the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015*
Notes to Consolidated Financial Statements*

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2017 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(d)	Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2017.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Stock Option Plan	4,500	$22.91	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,500	$22.91	50,000

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

3.	Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (4)
4.3	Specimen Convertible Senior Debenture Due 2029 (4)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.10	2004 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)
10.12	Form of Compensation Modification Agreement (13)
13	Annual Report to Shareholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23.0	Consent of Elliott Davis, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

___________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 16, 2015.

(3)	Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.

(4)	Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(5)	Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(7)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(8)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-31500) and incorporated herein by reference

(9)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-102337) and incorporated herein by reference.

(10)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(11)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-155295) and incorporated herein by reference.

(12)	Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 23, 2008.

(14)	Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 20, 2018	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2018
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 20, 2018
Jessica T. Cummins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 20, 2018
Roy G. Lindburg
President and Director

By:	/s/Richard T. Harmon	March 20, 2018
Richard T. Harmon
Director and President of Security Federal Bank

By:	/s/Timothy W. Simmons	March 20, 2018
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2018
Frank M. Thomas, Jr.
Director

By:	/s/Gasper L. Toole III	March 20, 2018
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 20, 2018
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 20, 2018
Thomas L. Moore
Director

By:	/s/William Clyburn	March 20, 2018
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2018
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

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements