Form 10-Q
period 2018-03-31
SECURITY FEDERAL CORP
filed 2018-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 14, 2018	2,953,424

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$15,598,549	$10,319,624
Certificates of Deposit with Other Banks	1,950,010	1,950,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	358,852,200	384,973,906
Held To Maturity (Fair Value of $23,842,005 and $27,054,934 at March 31, 2018 and December 31, 2017, Respectively)	24,258,599	27,080,970
Total Investments and Mortgage-Backed Securities	383,110,799	412,054,876
Loans Receivable, Net:
Held For Sale	2,407,478	3,051,950
Held For Investment (Net of Allowance of $8,204,016 and $8,221,618 at March 31, 2018 and December 31, 2017, Respectively)	414,057,783	387,441,247
Total Loans Receivable, Net	416,465,261	390,493,197
Accrued Interest Receivable:
Loans	1,221,584	1,067,657
Mortgage-Backed Securities	544,327	589,000
Investment Securities	1,591,519	1,699,961
Total Accrued Interest Receivable	3,357,430	3,356,618
Premises and Equipment, Net	22,840,720	22,797,844
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,532,800	2,931,900
Other Real Estate Owned ("OREO")	1,073,856	1,115,671
Bank Owned Life Insurance ("BOLI")	18,932,893	18,797,893
Goodwill	1,199,754	1,199,754
Other Assets	4,624,012	3,795,212
Total Assets	$871,686,084	$868,812,599
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$716,666,452	$702,106,619
Advance Payments By Borrowers For Taxes and Insurance	427,603	269,761
Advances From FHLB	41,000,000	51,680,000
Other Borrowings	13,779,454	11,307,161
Note Payable	6,200,000	8,500,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,064,000	6,064,000
Other Liabilities	6,093,678	5,806,604
Total Liabilities	$795,386,187	$790,889,145
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,154,527 and 2,953,324, Respectively, at March 31, 2018 and 3,153,907 and 2,952,974, Respectively, at December 31, 2017	$31,543	$31,539
Additional Paid-In Capital	12,220,859	12,212,844
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	447,409	2,932,122
Retained Earnings	67,930,798	67,077,661
Total Shareholders' Equity	$76,299,897	$77,923,454
Total Liabilities and Shareholders' Equity	$871,686,084	$868,812,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest Income:
Loans	$5,389,487	$4,747,478
Mortgage-Backed Securities	1,315,420	1,122,067
Investment Securities	1,060,666	1,113,582
Other	8,248	20,198
Total Interest Income	7,773,821	7,003,325
Interest Expense:
NOW and Money Market Accounts	187,205	133,232
Statement Savings Accounts	11,553	9,272
Certificate Accounts	537,561	425,787
FHLB Advances and Other Borrowed Money	191,022	121,284
Note Payable	76,671	111,947
Senior Convertible Debentures	121,280	121,680
Junior Subordinated Debentures	43,685	34,734
Total Interest Expense	1,168,977	957,936
Net Interest Income	6,604,844	6,045,389
Provision For Loan Losses	—	—
Net Interest Income After Provision For Loan Losses	6,604,844	6,045,389
Non-Interest Income:
Gain on Sale of Investment Securities	436,304	583,391
Gain on Sale of Loans	286,003	280,368
Service Fees on Deposit Accounts	257,179	240,885
Commissions From Insurance Agency	179,225	153,992
Trust Income	232,500	182,000
BOLI Income	135,000	120,000
Check Card Fee Income	307,046	270,992
Other	210,763	165,721
Total Non-Interest Income	2,044,020	1,997,349
Non-Interest Expense:
Compensation and Employee Benefits	3,809,124	3,511,487
Occupancy	551,268	518,052
Advertising	188,672	135,535
Depreciation and Maintenance of Equipment	540,297	465,564
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	66,786	64,674
Net Cost (Benefit) of Operation of OREO	38,733	(119,104)
Other	1,324,066	1,252,730
Total Non-Interest Expense	6,518,946	5,828,938
Income Before Income Taxes	2,129,918	2,213,800
Provision For Income Taxes	399,801	585,182
Net Income	$1,730,117	$1,628,618
Net Income Per Common Share (Basic)	$0.59	$0.55
Net Income Per Common Share (Diluted)	$0.56	$0.52
Cash Dividend Per Share on Common Stock	$0.09	$0.09
Weighted Average Shares Outstanding (Basic)	2,953,180	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,257,532	3,250,549

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$1,730,117	$1,628,618
Other Comprehensive (Loss) Income
Unrealized (Losses) Gains on Securities:
Unrealized Holding (Losses) Gains on Securities Available For Sale, Net of Taxes of $(896,557) and $539,973 at March 31, 2018 and 2017, Respectively	(2,742,899)	869,685
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $109,076 and $221,689 at March 31, 2018 and 2017, Respectively	(327,228)	(361,702)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(10,865) and $(20,361) at March 31, 2018 and 2017, Respectively	(25,677)	(33,278)
Other Comprehensive (Loss) Income	(3,095,804)	474,705
Comprehensive (Loss) Income	$(1,365,687)	$2,103,323

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	1,628,618	1,628,618
Other Comprehensive Income, Net of Tax	—	—	—	—	474,705	—	474,705
Vesting of Restricted Stock		25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(265,092)	(265,092)
Balance at March 31, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$1,654,791	$63,583,576	$72,975,863

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	1,730,117	1,730,117
Other Comprehensive Income, Net of Tax	—	—	—	(3,095,804)	—	(3,095,804)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	4	8,015	—	—	—	8,019
Cash Dividends on Common Stock	—	—	—	—	(265,889)	(265,889)
Balance at March 31, 2018	$31,543	$12,220,859	$(4,330,712)	$447,409	$67,930,798	$76,299,897

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,730,117	$1,628,618
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	358,865	330,970
Stock Option Compensation Expense	—	25,358
Discount Accretion and Premium Amortization	1,466,178	1,363,031
Earnings on BOLI	(135,000)	(120,000)
Gain on Sales of Loans	(286,003)	(280,368)
Gain on Sales of Mortgage-Backed Securities ("MBS")	(181,034)	(284,935)
Gain on Sales of Investment Securities	(255,270)	(298,456)
Gain on Sales of OREO	(11,846)	(214,025)
Write Down on OREO	10,000	18,000
Amortization of Deferred Loan Costs	16,384	25,899
Proceeds From Sale of Loans Held For Sale	10,210,795	10,585,391
Origination of Loans Held For Sale	(9,280,320)	(7,179,868)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(153,927)	4,670
MBS	44,673	34,282
Investment Securities	108,442	(105,929)
Increase in Advance Payments By Borrowers	157,842	179,825
Other, Net	438,231	808,495
Net Cash Provided By Operating Activities	$4,238,127	$6,520,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(10,238,188)	$(6,638,366)
Proceeds from Payments and Maturities of MBS AFS	9,160,773	9,239,992
Proceeds from Sale of MBS AFS	17,007,024	11,047,043
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	724,785	1,003,401
Purchase of Investment Securities AFS	(14,115,856)	(42,474,277)
Proceeds from Payments and Maturities of Investment Securities AFS	7,736,448	5,354,864
Proceeds from Sale of Investment Securities AFS	11,563,456	4,256,705
Purchase of Investment Securities HTM	—	(3,997,750)
Proceeds from Payments and Maturities of Investment Securities HTM	2,000,000	—
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	850,000
Purchase of FHLB Stock	(2,186,200)	(2,222,900)
Redemption of FHLB Stock	2,585,300	2,653,200
Increase in Loans Receivable	(26,711,520)	1,219,032
Proceeds From Sale of OREO	122,261	989,846
Purchase and Improvement of Premises and Equipment	(401,741)	(772,043)
Net Cash Used By Investing Activities	$(2,753,458)	$(19,491,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$14,559,833	$43,576,643
Proceeds from FHLB Advances	80,660,000	26,540,000
Repayment of FHLB Advances	(91,340,000)	(36,935,000)
Increase in Other Borrowings, Net	2,472,293	448,601
Repayment of Note Payable	(2,300,000)	(1,000,000)
Proceeds from Employee Stock Options Exercised	8,019	—
Dividends to Common Stock Shareholders	(265,889)	(265,092)
Net Cash Provided By Financing Activities	$3,794,256	$32,365,152
Net Increase in Cash and Cash Equivalents	5,278,925	19,394,857
Cash and Cash Equivalents at Beginning of Period	10,319,624	9,374,549
Cash and Cash Equivalents at End of Period	$15,598,549	$28,769,406

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,033,699	$830,766
Income Taxes	$—	$—
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$78,600	$128,008
(Decrease) Increase in Unrealized Gains on Securities AFS, Net of Taxes	$(3,095,804)	$474,705

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2017 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS is an insurance agency offering auto, business, health and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2017 included in our 2017 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. All of the options outstanding at March 31, 2018 and 2017 had an exercise price below the average market price during the three months ended March 31, 2018 and 2017. Therefore, these options were considered to be dilutive to EPS in those periods.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2018			2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,730,117	2,953,180	$0.59	$1,628,618	2,944,001	$0.55
Effect of Dilutive Securities:
Stock Options	—	1,152	—	—	2,348	—
Senior Convertible Debentures	90,960	303,200	(0.03)	75,442	304,200	(0.03)
Diluted EPS	$1,821,077	3,257,532	$0.56	$1,704,060	3,250,549	$0.52

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,500	$22.91	21,500	$23.57
Options Exercised	350	22.91	—	—
Balance, End of Period	4,150	$22.91	21,500	$23.57

Options Exercisable	4,150		20,600

Options Available For Grant	50,000		50,000

At March 31, 2018, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
05/19/08	2,500	$22.91	05/18/18

07/01/08	1,650	$22.91	07/01/18

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$11,509,602	$11,702	$89,690	$11,431,614
Small Business Administration (“SBA”) Bonds	116,226,896	914,781	328,335	116,813,342
Tax Exempt Municipal Bonds	57,866,536	1,231,282	445,775	58,652,043
Taxable Municipal Bonds	2,015,694	—	34,364	1,981,330
Mortgage-Backed Securities	170,554,894	1,178,301	1,914,324	169,818,871
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$358,328,622	$3,336,066	$2,812,488	$358,852,200

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$8,522,043	$1,288	$1,546	$8,521,785
SBA Bonds	123,324,802	1,113,160	189,518	124,248,444
Tax Exempt Municipal Bonds	59,623,185	2,789,233	56,851	62,355,567
Taxable Municipal Bonds	2,016,833	—	19,703	1,997,130
Mortgage-Backed Securities	186,732,705	1,936,847	973,572	187,695,980
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$380,374,568	$5,840,528	$1,241,190	$384,973,906

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2018, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $83.3 million and $83.2 million, respectively, compared to an amortized cost and fair value of $101.3 million and $102.1 million, respectively, at December 31, 2017.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2018 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $30.3 million and $30.2 million, respectively, compared to an amortized cost and fair value of $26.9 million and $26.9 million, respectively, at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2018
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$213,937	$213,021
After One – Five Years	12,738,020	12,739,270
After Five – Ten Years	41,482,362	41,522,064
More Than Ten Years	133,339,409	134,558,974
Mortgage-Backed Securities	170,554,894	169,818,871
Total Available For Sale	$358,328,622	$358,852,200

At March 31, 2018 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $117.7 million and $118 million, respectively, compared to an amortized cost and fair value of $99.2 million and $100.5 million, respectively, at December 31, 2017.

The Bank received $28.6 million and $15.3 million in gross proceeds from sales of available for sale securities during the three months ended March 31, 2018 and 2017, respectively. As a result, the Bank recognized gross gains of $503,000 and $583,000, respectively, with $67,000 and $0 gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,493,392	$89,690	$—	$—	$7,493,392	$89,690
SBA Bonds	35,400,695	266,288	5,383,454	62,047	40,784,149	328,335
Tax Exempt Municipal Bonds	18,123,386	300,371	4,216,431	145,404	22,339,817	445,775
Taxable Municipal Bonds	1,981,330	34,364	—	—	1,981,330	34,364
Mortgage-Backed Securities	86,647,947	1,407,637	23,803,408	506,687	110,451,355	1,914,324
	$149,646,750	$2,098,350	$33,403,293	$714,138	$183,050,043	$2,812,488

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,556,014	$1,546	$—	$—	$7,556,014	$1,546
SBA Bonds	24,433,422	151,459	5,588,532	38,059	30,021,954	189,518
Tax Exempt Municipal Bonds	4,406,162	13,852	4,328,229	42,999	8,734,391	56,851
Taxable Municipal Bond	1,997,130	19,703	—	—	1,997,130	19,703
Mortgage-Backed Securities	62,574,910	624,772	23,612,359	348,800	86,187,269	973,572
	$100,967,638	$811,332	$33,529,120	$429,858	$134,496,758	$1,241,190

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At March 31, 2018 and December 31, 2017, 25.4% and 34.6% of the unrealized losses, representing 31 and 30 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2018.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,214	$—	$25,236	$972,978
Mortgage-Backed Securities (1)	23,260,385	89,284	480,642	22,869,027
Total Held To Maturity	$24,258,599	$89,284	$505,878	$23,842,005

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$2,984	$1,997,016
FHLMC Bond	998,102	—	12,588	985,514
Mortgage-Backed Securities (1)	24,082,868	120,843	131,307	24,072,404
Total Held To Maturity	$27,080,970	$120,843	$146,879	$27,054,934
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At March 31, 2018, the Bank held an amortized cost and fair value of $15.5 million and $15.2 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $15.9 million and $15.9 million, respectively, at December 31, 2017. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At March 31, 2018, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $22.4 million and $22.0 million, respectively, compared to an amortized cost and fair value of $22.3 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2018
Investment Securities:	Amortized Cost	Fair Value
One – Five Years	$998,214	$972,978
Mortgage-Backed Securities	23,260,385	22,869,027
Total Held to Maturity	$24,258,599	$23,842,005

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$972,978	$25,236	$—	$—	$972,978	$25,236
Mortgage-Backed Securities (1)	18,471,355	422,586	1,245,298	58,056	19,716,653	480,642
	$19,444,333	$447,822	$1,245,298	$58,056	$20,689,631	$505,878
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bond	$1,997,016	$2,984	$—	$—	$1,997,016	$2,984
FHLMC Bond	985,514	12,588	—	—	985,514	12,588
Mortgage-Backed Securities (1)	17,645,676	103,387	1,284,971	27,920	18,930,647	131,307
	$20,628,206	$118,959	$1,284,971	$27,920	$21,913,177	$146,879
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2018	December 31, 2017
Residential Real Estate Loans	$83,589,911	$81,255,167
Consumer Loans	56,987,930	56,761,695
Commercial Business Loans	27,418,240	26,777,893
Commercial Real Estate Loans	260,934,120	237,814,628
Total Loans Held For Investment	428,930,201	402,609,383
Loans Held For Sale	2,407,478	3,051,950
Total Loans Receivable, Gross	$431,337,679	$405,661,333
Less:
Allowance For Loan Losses	8,204,016	8,221,618
Loans In Process	6,485,095	6,804,533
Deferred Loan Fees	183,307	141,985
	14,872,418	15,168,136
Total Loans Receivable, Net	$416,465,261	$390,493,197

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at March 31, 2018 and December 31, 2017.

March 31, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,150,747	$2,371,703	$1,373,452	$3,694,009	$83,589,911
Consumer	52,494,595	2,017,966	333,232	2,142,137	56,987,930
Commercial Business	23,898,935	2,159,204	741,347	618,754	27,418,240
Commercial Real Estate	175,923,588	52,257,154	26,210,285	6,543,093	260,934,120
Total	$328,467,865	$58,806,027	$28,658,316	$12,997,993	$428,930,201

December 31, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$73,225,237	$2,352,536	$1,384,222	$4,293,172	$81,255,167
Consumer	52,249,017	1,862,340	344,361	2,305,977	56,761,695
Commercial Business	23,396,550	2,066,749	767,048	547,546	26,777,893
Commercial Real Estate	158,232,465	53,798,061	21,269,279	4,514,823	237,814,628
Total	$307,103,269	$60,079,686	$23,764,910	$11,661,518	$402,609,383

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$779,645	$—	$982,293	$1,761,938	$81,827,973	$83,589,911
Consumer	976,440	56,511	127,939	1,160,890	55,827,040	56,987,930
Commercial Business	287,093	110,527	5,000	402,620	27,015,620	27,418,240
Commercial Real Estate	2,718,387	2,225,386	2,030,087	6,973,860	253,960,260	260,934,120
Total	$4,761,565	$2,392,424	$3,145,319	$10,299,308	$418,630,893	$428,930,201

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$395,763	$—	$948,875	$1,344,638	$79,910,529	$81,255,167
Consumer	604,809	85,178	182,757	872,744	55,888,951	56,761,695
Commercial Business	185,526	102,244	—	287,770	26,490,123	26,777,893
Commercial Real Estate	2,207,655	364,515	1,919,292	4,491,462	233,323,166	237,814,628
Total	$3,393,753	$551,937	$3,050,924	$6,996,614	$395,612,769	$402,609,383

At March 31, 2018 and December 31, 2017, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at March 31, 2018 compared to December 31, 2017:

	March 31, 2018		December 31, 2017		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,019,106	0.5%	$1,948,524	0.5%	$70,582	3.6%
Consumer	322,268	0.1	318,926	0.1	$3,342	1.0
Commercial Business	95,001	—	109,401	—	(14,400)	(13.2)
Commercial Real Estate	4,144,839	1.0	3,340,904	0.8	803,935	24.1
Total Non-accrual Loans	$6,581,214	1.6%	$5,717,755	1.5%	$863,459	15.1%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	(15,445)	(112,933)	138,940	(10,562)	—
Charge-Offs	(11,351)	(17,252)	(21,487)	—	(50,090)
Recoveries	207	27,520	—	4,761	32,488
Ending Balance	$1,207,254	$1,042,150	$1,128,680	$4,825,932	$8,204,016

	Three Months Ended March 31, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	110,338	100,554	87,379	(298,271)	—
Charge-Offs	(6,517)	(23,611)	(5,890)	—	(36,018)
Recoveries	750	27,141	—	29,795	57,686
Ending Balance	$1,464,917	$1,100,704	$964,488	$4,847,790	$8,377,899

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
March 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,207,254	$1,207,254
Consumer	—	1,042,150	1,042,150
Commercial Business	—	1,128,680	1,128,680
Commercial Real Estate	102,756	4,723,176	4,825,932
Total	$102,756	$8,101,260	$8,204,016

	Allowance For Loan Losses
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,233,843	$1,233,843
Consumer	—	1,144,815	1,144,815
Commercial Business	—	1,011,227	1,011,227
Commercial Real Estate	—	4,831,733	4,831,733
Total	$—	$8,221,618	$8,221,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
March 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,685,496	$81,904,415	$83,589,911
Consumer	178,778	56,809,152	56,987,930
Commercial Business	90,001	27,328,239	27,418,240
Commercial Real Estate	6,836,118	254,098,002	260,934,120
Total	$8,790,393	$420,139,808	$428,930,201

	Loans Receivable
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,883,741	$79,371,426	$81,255,167
Consumer	181,617	56,580,078	56,761,695
Commercial Business	100,401	26,677,492	26,777,893
Commercial Real Estate	6,276,547	231,538,081	237,814,628
Total	$8,442,306	$394,167,077	$402,609,383

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $8.9 million for the three months ended March 31, 2018 compared to $8.8 million for the three months ended March 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans by loan category at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

	March 31, 2018			December 31, 2017
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,685,497	$2,212,677	$—	$1,883,741	$2,333,741	$—
Consumer	178,778	246,588	—	181,617	209,427	—
Commercial Business	90,001	985,001	—	100,401	950,401	—
Commercial Real Estate	6,582,213	7,973,300	—	6,276,547	7,583,847	—
With an Allowance Recorded:
Commercial Real Estate	253,905	253,905	102,756	—	—	—
Total
Residential Real Estate	1,685,497	2,212,677	—	1,883,741	2,333,741	—
Consumer	178,778	246,588	—	181,617	209,427	—
Commercial Business	90,001	985,001	—	100,401	950,401	—
Commercial Real Estate	6,836,118	8,227,205	102,756	6,276,547	7,583,847	—
Total	$8,790,394	$11,671,471	$102,756	$8,442,306	$11,077,416	$—

	Three Months Ended March 31,
	2018		2017
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,757,575	$—	$2,243,655	$—
Consumer	180,610	—	108,424	—
Commercial Business	96,401	—	145,401	—
Commercial Real Estate	6,625,186	37,207	5,817,309	38,632
With an Allowance Recorded:
Consumer	—	—	60,027	—
Commercial Real Estate	253,905	340	398,329	6,514
Total
Residential Real Estate	1,757,575	—	2,243,655	—
Consumer	180,610	—	168,451	—
Commercial Business	96,401	—	145,401	—
Commercial Real Estate	6,879,091	37,547	6,215,638	45,146
Total	$8,913,677	$37,547	$8,773,145	$45,146

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") ASC Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.

At the date of modification, TDRs are initially classified as nonaccrual TDRs. TDR loans are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

TDRs included in impaired loans at March 31, 2018 and December 31, 2017 were $4.1 million and $4.3 million, respectively. There were 0 new TDRs during the three months ended March 31, 2018 and 2017. At March 31, 2018, one TDR loan with a balance of $570,000 was in default. In comparison, at March 31, 2017, two TDR loans totaling $599,000 were in default. None of these TDR loans defaulted during the three months ended March 31, 2018 and 2017. The Bank considers any loan 30 days or more past due to be in default.

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

We closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the modified loan terms before that loan can be placed back on accrual status.  Further, the borrower must demonstrate the capacity to continue making payments on the loan prior to restoration of accrual status.

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

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2018, it would have exceeded all regulatory capital requirements.

Based on its capital levels at March 31, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

The tables below provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SECURITY FEDERAL CORP.	March 31, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,262	15.4%	$31,267	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	86,795	16.7%	41,689	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	75,262	14.4%	23,450	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,262	9.2%	34,781	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,987	16.9%	$31,258	6.0%	$41,677	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	94,520	18.1%	41,677	8.0%	52,096	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,987	16.9%	23,443	4.5%	33,862	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,987	10.1%	34,775	4.0%	43,469	5.0%
SECURITY FEDERAL CORP.	December 31, 2017
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$78,790	15.8%	$29,998	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	85,066	17.0%	39,997	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	73,790	14.8%	22,498	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	78,790	9.1%	34,518	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,275	17.7%	$29,989	6.0%	$39,985	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	94,547	18.9%	39,985	8.0%	49,981	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,275	17.7%	22,491	4.5%	32,488	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,275	10.2%	34,512	4.0%	43,140	5.0%

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk weighted assets in January 2019. At March 31, 2018 the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2018, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2018 and December 31, 2017, the recorded investment in impaired loans was $8.8 million and $8.4 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$11,431,614	$—	$—	$8,521,785	$—
SBA Bonds	—	116,813,342	—	—	124,248,444	—
Tax Exempt Municipal Bonds	—	58,652,043	—	—	62,355,567	—
Taxable Municipal Bonds	—	1,981,330	—	—	1,997,130	—
Mortgage-Backed Securities	—	169,818,871	—	—	187,695,980	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$358,852,200	$—	$—	$384,973,906	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,407,478	$—	$2,407,478
Collateral Dependent Impaired Loans (1)	—	—	8,687,637	8,687,637
Foreclosed Assets	—	—	1,073,856	1,073,856
Total	$—	$2,407,478	$9,761,493	$12,168,971

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,051,950	$—	$3,051,950
Collateral Dependent Impaired Loans (1)	—	—	8,442,306	8,442,306
Foreclosed Assets	—	—	1,115,671	1,115,671
Total	$—	$3,051,950	$9,557,977	$12,609,927
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $102,756 AT MARCH 31, 2018. THERE WERE no SPECIFIC RESERVES AT DECEMBER 31, 2017.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2018 or December 31, 2017.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$8,687,637	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 72%
Foreclosed Assets	$1,073,856	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 100%

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

Loans Receivable, Net—During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet and to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, other commercial, residential real estate, consumer and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

As of December 31, 2017, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, as described above. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017 presented in accordance with the applicable accounting guidance.

	March 31, 2018
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$15,599	$15,599	$15,599	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	383,111	382,694	—	382,694	—
Loans Receivable, Net	416,465	410,045	—	—	410,045
FHLB Stock	2,533	2,533	2,533	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$481,607	$481,607	$481,607	$—	$—
Certificate Accounts	235,059	231,974	—	231,974	—
Advances from FHLB	41,000	40,475	—	40,475	—
Other Borrowed Money	13,779	13,779	13,779	—	—
Note Payable	6,200	6,200	—	6,200	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$10,320	$10,320	$10,320	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	412,055	412,029	—	412,029	—
Loans Receivable, Net	390,493	386,613	—	—	386,613
FHLB Stock	2,932	2,932	2,932	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$472,015	$472,015	$472,015	$—	$—
Certificate Accounts	230,092	227,949	—	227,949	—
Advances from FHLB	51,680	51,318	—	51,318	—
Other Borrowed Money	11,307	11,307	11,307	—	—
Note Payable	8,500	8,500	—	8,500	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2018, the Bank had $88.8 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance was effective for the Company for reporting periods beginning after December 15, 2017 and had no significant impact on financial reporting. The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues were not affected. The Company has performed an assessment of revenue contracts related to revenue streams that are within the scope of the standard. The accounting policies have not changed since the principles of revenue recognition from the Accounting Standards Update ("ASU") are consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition nor have we identified significant changes in disclosures.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company applied the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 10 of this report. These amendments did not have a material effect on the Company's consolidated financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. These amendments did not have a material effect on the Company's consolidated financial statements.

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
In May 2017, the FASB amended the requirements in the Compensation-Stock Compensation topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. The Company has not had any modifications on share-based payment awards and therefore adoption did not have a material effect on the Company's consolidated financial statements.
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

In February 2018, FASB issued guidance on, Income Statement - Reporting Comprehensive Income (Topic 220). This guidance was issued to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings from stranded tax effects resulting from the revaluation of deferred tax assets to the new federal corporate income tax rate of 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”). The guidance is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt in January 2018 and will apply the provisions retrospectively within its consolidated balance sheets and statements of shareholders' equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $611,000 for the year ended December 31, 2018, with no net impact to total stockholders' equity.

In March 2018, FASB issued guidance on the income tax accounting implications of the Tax Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

12. Non-Interest Income
The Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 and all subsequent ASUs that modified Topic 606. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

The Company has included the following table regarding the Company’s non-interest income for the periods presented. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended March 31,
	2018	2017
Non-interest income:
Service fees on deposit accounts	$257,179	$240,885
Check card fee income	307,046	270,992
Trust income	232,500	182,000
Insurance commissions (1)	179,225	153,992
Gain on sale of investment securities, net (1)	436,304	583,391
Gain on sale of loans, net (1)	286,003	280,368
BOLI income (1)	135,000	120,000
Other non-interest income (1)	210,763	165,721
Total non-interest income	$2,044,020	$1,997,349

(1) Not within scope of ASC 606
The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance.
Revenue Recognition
In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Deposit Fees
The Bank earns fees from its deposit customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Non-Interest Income, Continued

Check Card Fee Income
Check card fee income represents fees earned when a debit card issued by the Bank is used.  The Bank earns interchange fees from debit cardholder transactions through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card.  Certain expenses directly associated with the debit card are recorded on a net basis with the fee income.

Trust Income
Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Bank does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Bank, we do not anticipate any changes in the accounting for trust income at this time.

Gains/Losses on OREO Sales
Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

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

Some of these and other factors are discussed in the Company's 2017 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations.
Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2018 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

Financial Condition at March 31, 2018 and December 31, 2017

Assets

Total assets increased $2.9 million or 0.3% to $871.7 million at March 31, 2018 from $868.8 million at December 31, 2017. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2018	December 31, 2017	Amount	Percent
Cash and Cash Equivalents	$15,598,549	$10,319,624	$5,278,925	51.2%
Investment and Mortgage-Backed Securities – AFS	358,852,200	384,973,906	(26,121,706)	(6.8)
Investment and Mortgage-Backed Securities – HTM	24,258,599	27,080,970	(2,822,371)	(10.4)
Loans Receivable, Net	416,465,261	390,493,197	25,972,064	6.7
FHLB Stock	2,532,800	2,931,900	(399,100)	(13.6)
BOLI	18,932,893	18,797,893	135,000	0.7
Other Assets	4,624,012	3,795,212	828,800	21.8

Investment and mortgage-backed securities AFS decreased $26.1 million or 6.8% to $358.9 million at March 31, 2018 from $385.0 million at December 31, 2017. Investment and mortgage-backed securities HTM decreased $2.8 million or 10.4% to $24.3 million at March 31, 2018 from $27.1 million at December 31, 2017.

Loans receivable, net, including loans held for sale, increased $26.0 million or 6.7% to $416.5 million at March 31, 2018 from $390.5 million at December 31, 2017 as a result of increased loan originations in all loan categories with the exception of loans held for sale, which decreased $644,000 or 21.1% to $2.4 million at March 31, 2018 from $3.1 million at December 31, 2017. Consumer loans increased $226,000 or 0.4% to $57.0 million at March 31, 2018 compared to $56.8 million at December 31, 2017. Commercial business loans increased $640,000 or 2.4% to $27.4 million at March 31, 2018 from $26.8 million at December 31, 2017. Commercial real estate loans increased $23.1 million or 9.7% to $260.9 million at March 31, 2018 from $237.8 million at December 31, 2017. Residential real estate loans increased $2.3 million or 2.9% to $83.6 million at March 31, 2018 from $81.3 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FHLB stock decreased $399,000 or 13.6% to $2.5 million at March 31, 2018 compared to $2.9 million at December 31, 2017 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

The cash value of BOLI increased $135,000 or 0.7% to $18.9 million at March 31, 2018 compared to $18.8 million at December 31, 2017 due to income recognized during the period related to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.

Other assets increased $829,000 or 21.8% to $4.6 million at March 31, 2018 from $3.8 million at December 31, 2017. The increase was primarily the result of a $1.0 million increase in net deferred taxes, which was related to decreased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts
Total deposits increased $14.6 million or 2.1% to $716.7 million at March 31, 2018 compared to $702.1 million at December 31, 2017. Checking and certificates of deposit accounted for the majority of the growth, increasing $10.1 million and $14.6 million, respectively, during the first quarter of 2017. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$207,487,681	0.04%	$197,434,385	0.04%	$10,053,296	5.1%
Money Market	228,745,154	0.33	231,652,920	0.28	(2,907,766)	(1.3)
Savings	45,374,589	0.11	42,927,311	0.11	2,447,278	5.7
Total	$481,607,424	0.19%	$472,014,616	0.16%	$9,592,808	2.0%
Certificate Accounts
0.00 – 0.99%	$114,010,785		$129,354,569		$(15,343,784)	(11.9)%
1.00 – 1.99%	105,643,893		99,627,750		6,016,143	6.0
2.00 – 2.99%	15,404,350		1,109,684		14,294,666	1,288.2
Total	$235,059,028	1.02%	$230,092,003	0.90%	$4,967,025	2.2%
Total Deposits	$716,666,452	0.46%	$702,106,619	0.41%	$14,559,833	2.1%

Included in certificate accounts were $31.4 million and $24.4 million in brokered deposits at March 31, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 1.68% and 1.23%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2018		December 31, 2017		Decrease
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2018	$13,000,000	1.08%	$23,680,000	1.22%	$(10,680,000)	(45.1)%
2019	20,500,000	1.39	20,500,000	1.39	—	—
2020	7,500,000	1.58	7,500,000	1.58	—	—
Total Advances	$41,000,000	1.32%	$51,680,000	1.34%	$(10,680,000)	(20.7)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $84.6 million and $77.4 million at March 31, 2018, respectively, and $73.0 million and $66.8 million at December 31, 2017, respectively.
There were no callable FHLB advances at March 31, 2018. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $13.8 million in other borrowings (non-FHLB advances) at March 31, 2018, an increase of $2.5 million or 21.9% from $11.3 million at December 31, 2017. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both March 31, 2018 and December 31, 2017, the interest rate paid on the repurchase agreements was 0.15%.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $17.4 million and $17.5 million, respectively, at March 31, 2018 and $16.2 million and $16.5 million, respectively, at December 31, 2017.

Note Payable
On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 4.20% at March 31, 2018. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At March 31, 2018, the remaining principal balance on the loan was $6.2 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At March 31, 2018, management believes that the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 3.82% at March 31, 2018. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity

Shareholders’ equity decreased $1.6 million or 2.1% to $76.3 million at March 31, 2018 from $77.9 million at December 31, 2017 primarily due to a decrease in accumulated other comprehensive income, net of tax, which was partially offset by net income of $1.7 million for the three months ended March 31, 2018. Accumulated other comprehensive income, net of tax, decreased $2.5 million or 84.7% to $447,000 at March 31, 2018 from $2.9 million at December 31, 2017 primarily due to $2.7 million of unrealized losses on securities available for sale, net of tax. The Board of Directors of the Company declared common stock dividends totaling $266,000 during the quarter ended March 31, 2018. Book value per common share was $25.84 at March 31, 2018 compared to $26.39 at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2018 and 2017

Net Income

Net income increased $101,000 or 6.2% to $1.7 million or $0.56 per diluted common share for the three months ended March 31, 2018 compared to $1.6 million or $0.52 per diluted common share for the three months ended March 31, 2017. The increase in earnings was primarily the result of an increase in net interest income combined with a decrease in the provision for income tax expense. These items were partially offset by an increase in non-interest expense.

Net Interest Income

The net interest spread on a tax equivalent basis increased two basis points to 3.22% for the three months ended March 31, 2018 from 3.20% for the comparable period in 2017. Net interest income increased $559,000 or 9.3% to $6.6 million during the three months ended March 31, 2018, compared to $6.0 million for the same period in 2017. During the three months ended March 31, 2018, average interest earning assets increased $48.5 million or 6.4% to $809.9 million from $761.5 million for the same period in 2017. Average interest-bearing liabilities increased $32.3 million or 4.8% to $705.0 million for the three months ended March 31, 2018 from $672.6 million for the comparable period in 2017.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Income
	2018		2017
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$403,092	5.35%	$359,156	5.29%	$43,936	$642
Mortgage-Backed Securities	206,938	2.54	204,039	2.20	$2,899	193
Investment Securities(2)	196,231	2.33	187,627	2.75	$8,604	(146)
Overnight Time and Certificates of Deposit	3,674	0.90	10,640	0.76	$(6,966)	(12)
Total Interest-Earning Assets	$809,935	3.88%	$761,462	3.77%	$48,473	$677
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% and 34% for the quarters ended March 31, 2018 and 2017, respectively. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $84,415 and $177,592 for the quarters ended March 31, 2018 and 2017, respectively.

Total tax equivalent interest income increased $677,000 or 9.4% to $7.9 million during the three months ended March 31, 2018 compared to $7.2 million during the same period in 2017. This increase was primarily the result of a $48.5 million increase in average interest-earning assets combined with an increase of 11 basis points in the average yield. Total interest income on loans increased $642,000 or 13.5% to $5.4 million during the three months ended March 31, 2018 from $4.7 million during the comparable period in 2017. The increase was the result of a $43.9 million or 12.2% increase in the average loan portfolio balance combined with an increase of six basis points in the average yield. Interest income from mortgage-backed securities increased $193,000 or 17.2% to $1.3 million during the three months ended March 31, 2018 due to an increase of 34 basis points in the average portfolio yield combined with a $2.9 million or 1.4% increase in the average balance. Tax equivalent interest income from investment securities decreased $146,000 or 11.3% to $1.1 million during the three months ended March 31, 2018 due to a decrease of 42 basis points in the yield, which was offset by an increase of $8.6 million or 4.6% in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2018		2017
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$347,000	0.22%	$336,536	0.16%	$10,464	$54
Savings Accounts	43,772	0.11	37,638	0.10	6,134	2
Certificate Accounts	230,377	0.93	220,644	0.77	9,733	112
FHLB Advances and Other Borrowed Money	65,296	1.17	53,602	0.91	11,694	70
Note Payable	7,307	4.20	12,989	3.45	(5,682)	(35)
Junior Subordinated Debentures	5,155	3.39	5,155	2.70	—	9
Senior Convertible Debentures	6,064	8.00	6,084	8.00	(20)	—
Total Interest-Bearing Liabilities	$704,971	0.61%	$672,648	0.57%	$32,323	$212
(1) Annualized

Total interest expense increased $211,000 or 22.0% to $1.2 million during the three months ended March 31, 2018 compared to $958,000 for the same period in 2017. The increase was attributable to increases in interest rates paid and a $32.3 million or 4.8% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $168,000 or 29.6% to $736,000 during the three months ended March 31, 2018 compared to $568,000 for the same period in 2017. The increase was attributable to a nine basis point increase in the average cost of deposit accounts combined with a $26.3 million or 4.4% increase in average interest-bearing deposits to $621.1 million for the three months ended March 31, 2018 compared to $594.8 million for the three months ended March 31, 2017.

Interest expense on FHLB advances and other borrowings increased $70,000 or 57.5% to $191,000 during the three months ended March 31, 2018 from $121,000 for the same period in 2017. The increase was attributable to an increase of 27 basis points in the average cost combined with an $11.7 million or 21.8% increase in the average balance of FHLB advances and other borrowed money to $65.3 million during the three months ended March 31, 2018 from $53.6 million for the same period in 2017.

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

The Company had net charge-offs of $18,000 for the quarter ended March 31, 2018 compared to net recoveries of $22,000 for the comparable period in 2017. There was no provision for loan losses recorded during the quarters ended March 31, 2018 and 2017. The table below summarizes activity associated with the allowance for loan losses for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$8,221,618	$8,356,231
Provision for Loan Losses	—	—
Charge-offs	(50,090)	(36,018)
Recoveries	32,488	57,686
Net	(17,602)	$21,668
Ending Balance	$8,204,016	$8,377,899

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	1.9%	2.3%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	93.3%	97.0%
Impaired Loans	$8,790,393	$8,635,930
Gross Loans Receivable, Held For Investment (1)	$428,930,201	$363,602,651
Total Loans Receivable, Net	$416,465,261	$355,224,752
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

Non-Interest Income
Non-interest income increased $47,000 or 2.3% to $2.0 million for the three months ended March 31, 2018. The following table summarizes the changes in non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amounts	Percent
Gain on Sale of Investment Securities	$436,304	$583,391	$(147,087)	(25.2)%
Gain on Sale of Loans	286,003	280,368	5,635	2.0
Service Fees on Deposit Accounts	257,179	240,885	16,294	6.8
Commissions From Insurance Agency	179,225	153,992	25,233	16.4
BOLI Income	135,000	120,000	15,000	12.5
Trust Income	232,500	182,000	50,500	27.7
Check Card Fee Income	307,046	270,992	36,054	13.3
Other	210,763	165,721	45,042	27.2
Total Non-Interest Income	$2,044,020	$1,997,349	$46,671	2.3%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense
For the quarter ended March 31, 2018, non-interest expense increased $690,000 or 11.8% to $6.5 million compared to $5.8 million for the same period in 2017. The following table summarizes the changes in non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amounts	Percent
Compensation and Employee Benefits	$3,809,124	$3,511,487	$297,637	8.5%
Occupancy	551,268	518,052	33,216	6.4
Advertising	188,672	135,535	53,137	39.2
Depreciation and Maintenance of Equipment	540,297	465,564	74,733	16.1
FDIC Insurance Premiums	66,786	64,674	2,112	3.3
Net Cost of Operation of OREO	38,733	(119,104)	157,837	(132.5)
Other	1,324,066	1,252,730	71,336	5.7
Total Non-Interest Expense	$6,518,946	$5,828,938	$690,008	11.8%

Compensation and employee benefits expenses increased $298,000, or 8.5% to $3.8 million for the three months ended March 31, 2018 compared to $3.5 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees to 221 at March 31, 2018 from 212 at March 31, 2017.

Occupancy expense increased $33,000 or 6.4% while depreciation and maintenance of equipment increased $75,000 or 16.1% during the first quarter of 2018. Both increases are primarily due to the addition of our Evans, Georgia branch, which opened in April 2017.

The Company had a net cost of $39,000 from the operation of OREO properties during the quarter ended March 31, 2018 compared to a net benefit of $119,000 during the quarter ended March 31, 2017. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded write-downs of $10,000 and gain on sales of OREO of $12,000 during the first quarter of 2018 compared to $18,000 in write-downs and a $214,000 gain on sale of OREO properties during the same period in 2017.

Other expenses increased $71,000, or 5.7% to $1.3 million for the three months ended March 31, 2018 compared to $1.3 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes decreased $185,000 or 31.7% to $400,000 for the three months ended March 31, 2018 from $585,000 for the same period one year ago primarily due to the reduction in federal corporate income tax rates effective January 1, 2018. Income before income taxes was $2.1 million for the three months ended March 31, 2018 compared to $2.2 million for the same three month period in 2017. The Company’s combined federal and state effective income tax rate for the current quarter was 18.8% compared to 26.4% for the same quarter one year ago.

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

During the three months ended March 31, 2018 loan disbursements exceeded loan repayments resulting in a $26.0 million or 6.7% increase in total net loans receivable. Also during the three months ended March 31, 2018, deposits increased $14.6 million or 2.1% and FHLB advances decreased $10.7 million or 20.7%. The Bank had $219.6 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2018, the Bank had $143.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2018, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 16.9%, 10.1%, 16.9%, and 18.1%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.4%, 9.2%, 15.4%, and 16.7%, respectively, at March 31, 2018.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2018.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$233	$2,930	$33,616	$36,779	$50,877	$87,656
Standby Letters of Credit	—	10	964	974	186	1,160
Total	$233	$2,940	$34,580	$37,753	$51,063	$88,816

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

For the three months ended March 31, 2018, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.22%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	May 14, 2018	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2018	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements