Form 10-Q
period 2018-06-30
SECURITY FEDERAL CORP
filed 2018-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2018	2,953,424

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$17,126,709	$10,319,624
Certificates of Deposit with Other Banks	1,950,010	1,950,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	362,949,939	384,973,906
Held To Maturity ("HTM") (Fair Value of $22,894,520 and $27,054,934 at June 30, 2018 and December 31, 2017, Respectively)	23,335,262	27,080,970
Total Investments and Mortgage-Backed Securities	386,285,201	412,054,876
Loans Receivable, Net:
Held For Sale	2,530,032	3,051,950
Held For Investment (Net of Allowance of $8,611,176 and $8,221,618 at June 30, 2018 and December 31, 2017, Respectively)	427,396,320	387,441,247
Total Loans Receivable, Net	429,926,352	390,493,197
Accrued Interest Receivable:
Loans	1,054,422	1,067,657
Mortgage-Backed Securities	544,701	589,000
Investment Securities	1,711,551	1,699,961
Total Accrued Interest Receivable	3,310,674	3,356,618
Premises and Equipment, Net	22,977,953	22,797,844
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,500,300	2,931,900
Other Real Estate Owned ("OREO")	1,089,103	1,115,671
Bank Owned Life Insurance ("BOLI")	20,967,893	18,797,893
Goodwill	1,199,754	1,199,754
Other Assets	6,384,979	3,795,212
Total Assets	$893,718,928	$868,812,599
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$738,506,223	$702,106,619
Advance Payments By Borrowers for Taxes and Insurance	563,939	269,761
Advances From FHLB	40,435,000	51,680,000
Other Borrowings	14,136,550	11,307,161
Note Payable	5,100,000	8,500,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,064,000	6,064,000
Other Liabilities	6,807,049	5,806,604
Total Liabilities	$816,767,761	$790,889,145
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,154,357 and 2,953,424, Respectively, at June 30, 2018 and 3,153,907 and 2,952,974, Respectively, at December 31, 2017	$31,544	$31,539
Additional Paid-In Capital	12,223,149	12,212,844
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	(457,668)	2,932,122
Retained Earnings	69,484,854	67,077,661
Total Shareholders' Equity	$76,951,167	$77,923,454
Total Liabilities and Shareholders' Equity	$893,718,928	$868,812,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income:
Loans	$5,685,638	$4,954,962	$11,075,125	$9,702,440
Mortgage-Backed Securities	1,276,967	1,156,067	2,592,387	2,278,134
Investment Securities	1,057,234	1,292,306	2,117,900	2,405,888
Other	8,908	8,311	17,156	28,509
Total Interest Income	8,028,747	7,411,646	15,802,568	14,414,971
Interest Expense:
NOW and Money Market Accounts	262,005	140,974	449,210	274,206
Statement Savings Accounts	12,747	10,002	24,300	19,274
Certificate Accounts	612,197	472,618	1,149,758	898,405
FHLB Advances and Other Borrowed Money	164,848	123,827	355,870	245,111
Note Payable	62,263	110,904	138,934	222,851
Senior Convertible Debentures	121,280	121,680	242,560	243,360
Junior Subordinated Debentures	50,331	37,154	94,016	71,888
Total Interest Expense	1,285,671	1,017,159	2,454,648	1,975,095
Net Interest Income	6,743,076	6,394,487	13,347,920	12,439,876
Provision For Loan Losses	—	—	—	—
Net Interest Income After Provision For Loan Losses	6,743,076	6,394,487	13,347,920	12,439,876
Non-Interest Income:
Gain on Sale of Investment Securities	—	45,148	436,304	628,539
Gain on Sale of Loans	367,646	240,049	653,649	520,417
Service Fees on Deposit Accounts	250,493	260,867	507,672	501,752
Commissions From Insurance Agency	149,111	125,245	328,336	279,237
Trust Income	243,500	186,000	476,000	368,000
BOLI Income	135,000	120,000	270,000	240,000
Check Card Fee Income	338,611	284,624	645,657	555,616
Other	260,185	171,005	470,948	336,726
Total Non-Interest Income	1,744,546	1,432,938	3,788,566	3,430,287
Non-Interest Expense:
Compensation and Employee Benefits	3,842,295	3,532,797	7,651,419	7,044,284
Occupancy	540,175	574,585	1,091,443	1,092,637
Advertising	85,418	136,174	274,090	271,709
Depreciation and Maintenance of Equipment	557,423	506,057	1,097,720	971,621
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	66,595	39,515	133,381	104,189
Net Cost (Benefit) of Operation of OREO	(198,493)	(82,798)	(159,760)	(201,902)
Other	1,346,846	1,160,373	2,670,912	2,413,103
Total Non-Interest Expense	6,240,259	5,866,703	12,759,205	11,695,641
Income Before Income Taxes	2,247,363	1,960,722	4,377,281	4,174,522
Provision For Income Taxes	427,409	482,775	827,210	1,067,957
Net Income	$1,819,954	$1,477,947	$3,550,071	$3,106,565
Net Income Per Common Share (Basic)	$0.62	$0.50	$1.20	$1.05
Net Income Per Common Share (Diluted)	$0.59	$0.48	$1.15	$1.00
Cash Dividend Per Share on Common Stock	$0.09	$0.09	$0.09	$0.09
Weighted Average Shares Outstanding (Basic)	2,953,412	2,945,474	2,953,297	2,945,083
Weighted Average Shares Outstanding (Diluted)	3,257,017	3,253,559	3,256,929	3,252,332

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,
	2018	2017
Net Income	$1,819,954	$1,477,947
Other Comprehensive (Loss) Income
Unrealized (Losses) Gains on Securities:
Unrealized Holding (Losses) Gains on Securities AFS, Net of Taxes of $(289,726) and $1,392,397 at June 30, 2018 and 2017, Respectively	(884,515)	2,275,602
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $17,156 at June 30, 2017	—	(27,992)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(6,854) and $(15,656) at at June 30, 2018 and 2017, Respectively	(20,562)	(25,587)
Other Comprehensive (Loss) Income	(905,077)	2,222,023
Comprehensive Income	$914,877	$3,699,970

	Six Months Ended June 30,
	2018	2017
Net Income	$3,550,071	$3,106,565
Other Comprehensive (Loss) Income
Unrealized (Losses) Gains on Securities:
Unrealized Holding (Losses) Gains on Securities AFS Net of Taxes of $(1,186,283) and $1,932,360 at June 30, 2018 and 2017, Respectively	(3,627,413)	3,145,287
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $109,076 and $238,845 at June 30, 2018 and 2017, Respectively	(327,228)	(389,694)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(17,719) and $(36,017) at June 30, 2018 and 2017, Respectively	(46,240)	(58,865)
Other Comprehensive (Loss) Income	(4,000,881)	2,696,728
Comprehensive (Loss) Income	$(450,810)	$5,803,293

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	3,106,565	3,106,565
Other Comprehensive Income, Net of Tax	—	—	—	—	2,696,728	—	2,696,728
Vesting of Restricted Stock		25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(530,184)	(530,184)
Balance at June 30, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$3,876,814	$64,796,431	$76,410,741

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	3,550,071	3,550,071
Other Comprehensive Income, Net of Tax	—	—	—	(4,000,881)	—	(4,000,881)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	5	10,305	—	—	—	10,310
Cash Dividends on Common Stock	—	—	—	—	(531,787)	(531,787)
Balance at June 30, 2018	$31,544	$12,223,149	$(4,330,712)	$(457,668)	$69,484,854	$76,951,167

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,550,071	$3,106,565
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	704,130	703,826
Stock Option Compensation Expense	—	25,358
Discount Accretion and Premium Amortization	2,917,979	2,800,841
Earnings on BOLI	(270,000)	(240,000)
Gain on Sales of Loans	(653,649)	(520,417)
Gain on Sales of Mortgage-Backed Securities ("MBS")	(181,034)	(284,935)
Gain on Sales of Investment Securities	(255,270)	(343,603)
Gain on Sale of Premises and Equipment	—	(1,900)
Gain on Sales of OREO	(307,316)	(316,398)
Write Down on OREO	50,000	18,000
Amortization of Deferred Loan Costs	39,554	82,461
Proceeds From Sale of Loans Held For Sale	24,602,224	19,294,486
Origination of Loans Held For Sale	(23,426,657)	(18,208,183)
(Increase) Decrease in Accrued Interest Receivable:
Loans	13,235	190,356
MBS	44,299	8,501
Investment Securities	(11,590)	(396,084)
Increase in Advance Payments By Borrowers	294,178	307,877
Other, Net	(340,203)	(256,176)
Net Cash Provided By Operating Activities	$6,769,951	$5,970,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(21,859,860)	$(31,789,116)
Proceeds from Payments and Maturities of MBS AFS	18,844,610	18,660,261
Proceeds from Sale of MBS AFS	17,007,024	11,047,043
Proceeds from Payments and Maturities of MBS HTM	1,564,802	2,092,899
Purchase of Investment Securities AFS	(27,418,272)	(53,121,373)
Proceeds from Payments and Maturities of Investment Securities AFS	16,336,240	12,047,600
Proceeds from Sale of Investment Securities AFS	11,563,456	6,434,564
Purchase of Investment Securities HTM	—	(3,997,750)
Proceeds from Payments and Maturities of Investment Securities HTM	2,000,000	—
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	1,020,000
Purchase of FHLB Stock	(4,080,600)	(3,557,700)
Redemption of FHLB Stock	4,512,200	3,666,900
Purchase of BOLI	(1,900,000)	(2,000,000)
Increase in Loans Receivable	(40,310,177)	(1,214,095)
Proceeds From Sale of OREO	599,434	1,355,528
Purchase and Improvement of Premises and Equipment	(884,239)	(2,637,743)
Proceeds From Sale of Premises and Equipment	—	1,900
Net Cash Used By Investing Activities	$(24,025,382)	$(41,991,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$36,399,604	$37,320,350
Proceeds from FHLB Advances	150,778,000	86,392,719
Repayment of FHLB Advances	(162,023,000)	(87,061,000)
Increase in Other Borrowings, Net	2,829,389	3,514,646
Repayment of Note Payable	(3,400,000)	(2,000,000)
Proceeds from Employee Stock Options Exercised	10,310	—
Dividends to Common Stock Shareholders	(531,787)	(530,184)
Net Cash Provided By Financing Activities	$24,062,516	$37,636,531
Net Increase in Cash and Cash Equivalents	6,807,085	1,616,024
Cash and Cash Equivalents at Beginning of Period	10,319,624	9,374,549
Cash and Cash Equivalents at End of Period	$17,126,709	$10,990,573

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,450,522	$1,975,575
Income Taxes	$422,273	$947,000
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$315,550	$326,083
Other Comprehensive (Loss) Income	$(4,000,881)	$2,696,728

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2017 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. All of the options outstanding at June 30, 2018 and 2017 had an exercise price below the average market price during the three and six months ended June 30, 2018 and 2017. Therefore, these options were considered to be dilutive to EPS in those periods. Diluted EPS also assumes the convertible debentures were converted as of the beginning of the period. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,
	2018			2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,819,954	2,953,412	$0.62	$1,477,947	2,945,474	$0.50
Effect of Dilutive Securities:
Stock Options	—	405	—	—	3,885	—
Senior Convertible Debentures	90,960	303,200	(0.03)	75,442	304,200	(0.02)
Diluted EPS	$1,910,914	3,257,017	$0.59	$1,553,389	3,253,559	$0.48

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

	Six Months Ended June 30,
	2018			2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,550,071	2,953,297	$1.20	$3,106,565	2,945,083	$1.05
Effect of Dilutive Securities:
Stock Options	—	432	—	—	3,049	—
Senior Convertible Debentures	181,920	303,200	(0.05)	150,883	304,200	(0.05)
Diluted EPS	$3,731,991	3,256,929	$1.15	$3,257,448	3,252,332	$1.00

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,150	$22.91	21,500	$23.57
Options Exercised	(100)	22.91	—	—
Options Forfeited	(2,400)	22.91	(2,000)	24.34
Balance, End of Period	1,650	$22.91	19,500	$23.49

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,500	$22.91	21,500	$23.57
Options Exercised	(450)	22.91	—	—
Options Forfeited	(2,400)	22.91	(2,000)	24.34
Balance, End of Period	1,650	$22.91	19,500	$23.49

Options Exercisable	1,650		19,100

Options Available For Grant	50,000		50,000

At June 30, 2018, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
07/01/08	1,650	$22.91	07/01/18

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,961,675	$7,029	$108,760	$12,859,944
Small Business Administration (“SBA”) Bonds	115,797,449	372,414	724,834	115,445,029
Tax Exempt Municipal Bonds	60,477,526	1,311,392	402,930	61,385,988
Taxable Municipal Bonds	2,014,601	—	45,931	1,968,670
Mortgage-Backed Securities	172,137,551	1,017,385	2,076,428	171,078,508
State Tax Credit	56,800	—	—	56,800
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$363,600,602	$2,708,220	$3,358,883	$362,949,939

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$8,522,043	$1,288	$1,546	$8,521,785
SBA Bonds	123,324,802	1,113,160	189,518	124,248,444
Tax Exempt Municipal Bonds	59,623,185	2,789,233	56,851	62,355,567
Taxable Municipal Bonds	2,016,833	—	19,703	1,997,130
Mortgage-Backed Securities	186,732,705	1,936,847	973,572	187,695,980
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$380,374,568	$5,840,528	$1,241,190	$384,973,906

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2018, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $78.9 million and $78.7 million, respectively, compared to an amortized cost and fair value of $101.3 million and $102.1 million, respectively, at December 31, 2017.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2018 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $30.0 million and $29.9 million, respectively, compared to an amortized cost and fair value of $26.9 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2018
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$181,392	$179,717
After One – Five Years	11,200,552	11,175,886
After Five – Ten Years	41,198,731	41,093,031
More Than Ten Years	138,882,376	139,422,797
Mortgage-Backed Securities	172,137,551	171,078,508
Total Available For Sale	$363,600,602	$362,949,939

At June 30, 2018 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $112.8 million and $112.6 million, respectively, compared to an amortized cost and fair value of $99.2 million and $100.5 million, respectively, at December 31, 2017.

The Bank received $28.6 million and $17.5 million in gross proceeds from sales of available for sale securities during the six months ended June 30, 2018 and 2017, respectively. As a result, the Bank recognized gross gains of $503,000 and $629,000, respectively, with $67,000 and $0 gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$9,422,577	$108,760	$—	$—	$9,422,577	$108,760
SBA Bonds	69,699,835	618,720	5,940,904	106,114	75,640,739	724,834
Tax Exempt Municipal Bonds	17,010,549	260,006	4,209,366	142,924	21,219,915	402,930
Taxable Municipal Bonds	1,968,670	45,931	—	—	1,968,670	45,931
Mortgage-Backed Securities	79,481,465	1,377,813	33,570,042	698,615	113,051,507	2,076,428
	$177,583,096	$2,411,230	$43,720,312	$947,653	$221,303,408	$3,358,883

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,556,014	$1,546	$—	$—	$7,556,014	$1,546
SBA Bonds	24,433,422	151,459	5,588,532	38,059	30,021,954	189,518
Tax Exempt Municipal Bonds	4,406,162	13,852	4,328,229	42,999	8,734,391	56,851
Taxable Municipal Bond	1,997,130	19,703	—	—	1,997,130	19,703
Mortgage-Backed Securities	62,574,910	624,772	23,612,359	348,800	86,187,269	973,572
	$100,967,638	$811,332	$33,529,120	$429,858	$134,496,758	$1,241,190

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At June 30, 2018 and December 31, 2017, 28.2% and 34.6% of the unrealized losses, representing 39 and 30 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2018.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,320	$—	$27,282	$971,038
Mortgage-Backed Securities (1)	22,336,942	81,314	494,774	21,923,482
Total Held To Maturity	$23,335,262	$81,314	$522,056	$22,894,520

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$2,984	$1,997,016
FHLMC Bond	998,102	—	12,588	985,514
Mortgage-Backed Securities (1)	24,082,868	120,843	131,307	24,072,404
Total Held To Maturity	$27,080,970	$120,843	$146,879	$27,054,934
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA
The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At June 30, 2018, the Bank held an amortized cost and fair value of $14.7 million and $14.5 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $15.9 million and $15.9 million, respectively, at December 31, 2017. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At June 30, 2018, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $21.4 million and $21.0 million, respectively, compared to an amortized cost and fair value of $22.3 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2018
Investment Securities:	Amortized Cost	Fair Value
One – Five Years	$998,320	$971,038
Mortgage-Backed Securities	22,336,942	21,923,482
Total Held to Maturity	$23,335,262	$22,894,520

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$971,038	$27,282	$—	$—	$971,038	$27,282
Mortgage-Backed Securities (1)	17,006,523	432,388	2,009,843	62,386	19,016,366	494,774
	$17,977,561	$459,670	$2,009,843	$62,386	$19,987,404	$522,056
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bond	$1,997,016	$2,984	$—	$—	$1,997,016	$2,984
FHLMC Bond	985,514	12,588	—	—	985,514	12,588
Mortgage-Backed Securities (1)	17,645,676	103,387	1,284,971	27,920	18,930,647	131,307
	$20,628,206	$118,959	$1,284,971	$27,920	$21,913,177	$146,879
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2018	December 31, 2017
Residential Real Estate Loans	$84,693,200	$81,255,167
Consumer Loans	59,201,868	56,761,695
Commercial Business Loans	27,752,848	26,777,893
Commercial Real Estate Loans	270,776,940	237,814,628
Total Loans Held For Investment	442,424,856	402,609,383
Loans Held For Sale	2,530,032	3,051,950
Total Loans Receivable, Gross	$444,954,888	$405,661,333
Less:
Allowance For Loan Losses	8,611,176	8,221,618
Loans In Process	6,201,265	6,804,533
Deferred Loan Fees	216,095	141,985
	15,028,536	15,168,136
Total Loans Receivable, Net	$429,926,352	$390,493,197

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at June 30, 2018 and December 31, 2017.

June 30, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,696,924	$2,779,039	$1,251,240	$3,965,997	$84,693,200
Consumer	51,714,766	4,817,240	403,512	2,266,350	59,201,868
Commercial Business	22,833,596	3,719,984	708,927	490,341	27,752,848
Commercial Real Estate	192,444,121	48,026,111	20,204,804	10,101,904	270,776,940
Total	$343,689,407	$59,342,374	$22,568,483	$16,824,592	$442,424,856

December 31, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$73,225,237	$2,352,536	$1,384,222	$4,293,172	$81,255,167
Consumer	52,249,017	1,862,340	344,361	2,305,977	56,761,695
Commercial Business	23,396,550	2,066,749	767,048	547,546	26,777,893
Commercial Real Estate	158,232,465	53,798,061	21,269,279	4,514,823	237,814,628
Total	$307,103,269	$60,079,686	$23,764,910	$11,661,518	$402,609,383

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$384,649	$—	$584,072	$968,721	$83,724,479	$84,693,200
Consumer	1,075,500	101,869	34,578	1,211,947	57,989,921	59,201,868
Commercial Business	182,971	82,403	5,000	270,374	27,482,474	27,752,848
Commercial Real Estate	3,738,004	550,734	1,446,195	5,734,933	265,042,007	270,776,940
Total	$5,381,124	$735,006	$2,069,845	$8,185,975	$434,238,881	$442,424,856

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$395,763	$—	$948,875	$1,344,638	$79,910,529	$81,255,167
Consumer	604,809	85,178	182,757	872,744	55,888,951	56,761,695
Commercial Business	185,526	102,244	—	287,770	26,490,123	26,777,893
Commercial Real Estate	2,207,655	364,515	1,919,292	4,491,462	233,323,166	237,814,628
Total	$3,393,753	$551,937	$3,050,924	$6,996,614	$395,612,769	$402,609,383

At June 30, 2018 and December 31, 2017, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2018 compared to December 31, 2017:

	June 30, 2018		December 31, 2017		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,014,008	0.5%	$1,948,524	0.5%	$65,484	3.4%
Consumer	200,056	0.1	318,926	0.1	$(118,870)	(37.3)
Commercial Business	83,806	—	109,401	—	(25,595)	(23.4)
Commercial Real Estate	6,935,604	1.6	3,340,904	0.8	3,594,700	107.6
Total Non-accrual Loans	$9,233,474	2.2%	$5,717,755	1.5%	$3,515,719	61.5%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,207,254	$1,042,150	$1,128,680	$4,825,932	$8,204,016
Provision for Loan Losses	104,394	185,314	(40,216)	(249,492)	—
Charge-Offs	(2,579)	(73,774)	(11,031)	(9,890)	(97,274)
Recoveries	—	60,084	—	444,350	504,434
Ending Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176

	Six Months Ended June 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	88,949	72,381	98,724	(260,054)	—
Charge-Offs	(13,930)	(91,026)	(32,518)	(9,890)	(147,364)
Recoveries	207	87,604	—	449,111	536,922
Ending Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176

	Three Months Ended June 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,464,917	$1,100,704	$964,488	$4,847,790	$8,377,899
Provision for Loan Losses	50,008	23,765	(83,847)	10,074	—
Charge-Offs	(64,986)	(18,244)	1	(136,000)	(219,229)
Recoveries	237	16,248	—	27,477	43,962
Ending Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632

	Six Months Ended June 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	160,346	124,319	3,532	(288,197)	—
Charge-Offs	(71,503)	(41,855)	(5,889)	(136,000)	(255,247)
Recoveries	987	43,389	—	57,272	101,648
Ending Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,309,069	$1,309,069
Consumer	—	1,213,774	1,213,774
Commercial Business	—	1,077,433	1,077,433
Commercial Real Estate	98,055	4,912,845	5,010,900
Total	$98,055	$8,513,121	$8,611,176

	Allowance For Loan Losses
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,233,843	$1,233,843
Consumer	—	1,144,815	1,144,815
Commercial Business	—	1,011,227	1,011,227
Commercial Real Estate	—	4,831,733	4,831,733
Total	$—	$8,221,618	$8,221,618

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,648,510	$83,044,690	$84,693,200
Consumer	92,618	59,109,250	59,201,868
Commercial Business	78,806	27,674,042	27,752,848
Commercial Real Estate	10,026,588	260,750,352	270,776,940
Total	$11,846,522	$430,578,334	$442,424,856

	Loans Receivable
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,883,741	$79,371,426	$81,255,167
Consumer	181,617	56,580,078	56,761,695
Commercial Business	100,401	26,677,492	26,777,893
Commercial Real Estate	6,276,547	231,538,081	237,814,628
Total	$8,442,306	$394,167,077	$402,609,383

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $12.8 million for the three months ended June 30, 2018 compared to $10.4 million for the three months ended June 30, 2017.

The following tables present information related to impaired loans by loan category at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

	June 30, 2018			December 31, 2017
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,648,511	$2,175,691	$—	$1,883,741	$2,333,741	$—
Consumer	92,618	100,918	—	181,617	209,427	—
Commercial Business	78,806	973,806	—	100,401	950,401	—
Commercial Real Estate	9,774,850	10,878,237	—	6,276,547	7,583,847	—
With an Allowance Recorded:
Commercial Real Estate	251,738	251,738	98,055	—	—	—
Total
Residential Real Estate	1,648,511	2,175,691	—	1,883,741	2,333,741	—
Consumer	92,618	100,918	—	181,617	209,427	—
Commercial Business	78,806	973,806	—	100,401	950,401	—
Commercial Real Estate	10,026,588	11,129,975	98,055	6,276,547	7,583,847	—
Total	$11,846,523	$14,380,390	$98,055	$8,442,306	$11,077,416	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended June 30,
	2018		2017
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,963,932	$—	$2,639,699	$22,563
Consumer	177,644	—	149,953	—
Commercial Business	85,804	—	145,401	—
Commercial Real Estate	10,285,113	56,646	7,192,652	68,515
With an Allowance Recorded:
Commercial Real Estate	252,821	2,509	252,450	—
Total
Residential Real Estate	1,963,932	—	2,639,699	22,563
Consumer	177,644	—	149,953	—
Commercial Business	85,804	—	145,401	—
Commercial Real Estate	10,537,934	59,155	7,445,102	68,515
Total	$12,765,314	$59,155	$10,380,155	$91,078

	Six Months Ended June 30,
	2018		2017
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,089,364	$1,078	$2,816,097	$23,113
Consumer	179,177	—	158,227	—
Commercial Business	91,260	—	145,401	—
Commercial Real Estate	10,325,567	117,215	7,314,836	115,288
With an Allowance Recorded:
Commercial Real Estate	252,821	2,849	250,234	—
Total
Residential Real Estate	2,089,364	1,078	2,816,097	23,113
Consumer	179,177	—	158,227	—
Commercial Business	91,260	—	145,401	—
Commercial Real Estate	10,578,388	120,064	7,565,070	115,288
Total	$12,938,189	$121,142	$10,684,795	$138,401

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

TDRs included in impaired loans at June 30, 2018 and December 31, 2017 were $4.0 million and $4.1 million, respectively. There were no new TDRs during the three or six months ended June 30, 2018 and 2017. At June 30, 2018, two TDR loans with a balance of $607,000 were in default. In comparison, at June 30, 2017, two TDR loans totaling $599,000 were in default. None of these TDR loans defaulted during the three or six months ended June 30, 2018 and 2017. The Bank considers any loan 30 days or more past due to be in default.

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

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2018, it would have exceeded all regulatory capital requirements.

Based on its capital levels at June 30, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

The tables below provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SECURITY FEDERAL CORP.	June 30, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$81,819	15.2%	$32,381	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	88,586	16.4%	43,174	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	76,819	14.2%	24,286	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	81,819	9.3%	35,325	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,390	16.4%	$32,372	6.0%	$43,162	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	95,157	17.6%	43,162	8.0%	53,953	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,390	16.4%	24,279	4.5%	35,069	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,390	10.0%	35,319	4.0%	44,148	5.0%
SECURITY FEDERAL CORP.	December 31, 2017
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$78,790	15.8%	$29,998	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	85,066	17.0%	39,997	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	73,790	14.8%	22,498	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	78,790	9.1%	34,518	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,275	17.7%	$29,989	6.0%	$39,985	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	94,547	18.9%	39,985	8.0%	49,981	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,275	17.7%	22,491	4.5%	32,488	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,275	10.2%	34,512	4.0%	43,140	5.0%

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk weighted assets in January 2019. At June 30, 2018 the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments

The Company has adopted accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet and to measure that fair value using an exit price notion, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2018 were determined based on these requirements. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2018, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, one state tax credit and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2018 and December 31, 2017, the recorded investment in impaired loans was $11.8 million and $8.4 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$12,859,944	$—	$—	$8,521,785	$—
SBA Bonds	—	115,445,029	—	—	124,248,444	—
Tax Exempt Municipal Bonds	—	61,385,988	—	—	62,355,567	—
Taxable Municipal Bonds	—	1,968,670	—	—	1,997,130	—
Mortgage-Backed Securities	—	171,078,508	—	—	187,695,980	—
State Tax Credit	—	56,800	—	—	—	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$362,949,939	$—	$—	$384,973,906	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,530,032	$—	$2,530,032
Collateral Dependent Impaired Loans (1)	—	—	11,748,468	11,748,468
Foreclosed Assets	—	—	1,089,103	1,089,103
Total	$—	$2,530,032	$12,837,571	$15,367,603

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,051,950	$—	$3,051,950
Collateral Dependent Impaired Loans (1)	—	—	8,442,306	8,442,306
Foreclosed Assets	—	—	1,115,671	1,115,671
Total	$—	$3,051,950	$9,557,977	$12,609,927
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $98,055 AT JUNE 30, 2018. THERE WERE no SPECIFIC RESERVES AT DECEMBER 31, 2017.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2018 or December 31, 2017.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$11,748,468	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 72%
Foreclosed Assets	$1,089,103	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 100%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following methods are used to determine the fair value of assets and liabilities not presented on the balance sheet at fair value:

Cash and Cash Equivalents—The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

Certificates of Deposit with Other Banks—Fair value is based on market prices for similar assets.

Investment Securities Held to Maturity—Securities held to maturity are valued at quoted market prices or dealer quotes.

Loans Receivable, Net—As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, other commercial, residential real estate, consumer and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

As of December 31, 2017, the fair value of the Company’s loan portfolio included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption was intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio was initially fair valued using a segmented approach, as described above. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios were then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017 presented in accordance with the applicable accounting guidance.

	June 30, 2018
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$17,127	$17,127	$17,127	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	386,285	385,844	—	385,844	—
Loans Receivable, Net	429,926	421,858	—	—	421,858
FHLB Stock	2,500	2,500	2,500	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$506,388	$506,388	$506,388	$—	$—
Certificate Accounts	232,118	229,042	—	229,042	—
Advances from FHLB	40,435	39,974	—	39,974	—
Other Borrowed Money	14,137	14,137	14,137	—	—
Note Payable	5,100	5,100	—	5,100	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$10,320	$10,320	$10,320	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	412,055	412,029	—	412,029	—
Loans Receivable, Net	390,493	386,613	—	—	386,613
FHLB Stock	2,932	2,932	2,932	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$472,015	$472,015	$472,015	$—	$—
Certificate Accounts	230,092	227,949	—	227,949	—
Advances from FHLB	51,680	51,318	—	51,318	—
Other Borrowed Money	11,307	11,307	11,307	—	—
Note Payable	8,500	8,500	—	8,500	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2018, the Bank had $86.4 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance was effective for the Company for reporting periods beginning after December 15, 2017 and had no significant impact on financial reporting. The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues were not affected. The Company has performed an assessment of revenue contracts related to revenue streams that are within the scope of the standard. The accounting policies have not changed since the principles of revenue recognition from the Accounting Standards Update ("ASU") are consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition nor have we identified significant changes in disclosures. For further discussion of this topic, see Note 12 of this report.

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

In March 2018, FASB issued guidance on the income tax accounting implications of the Tax Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued

In June 2018, the FASB issued guidance on, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The guidance requires the awards to be measured at the grant-date fair value of the equity instrument. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of Topic 606. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

12. Non-Interest Income
The Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 and all subsequent ASUs that modified Topic 606. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. The following table presents the Company's non-interest income for the three and six months ended June 30, 2018 and 2017. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-interest income:
Service fees on deposit accounts	$250,493	$260,867	$507,672	$501,752
Check card fee income	338,611	284,624	645,657	555,616
Trust income	243,500	186,000	476,000	368,000
Insurance commissions (1)	149,111	125,245	328,336	279,237
Gain on sale of investment securities, net (1)	—	45,148	436,304	628,539
Gain on sale of loans, net (1)	367,646	240,049	653,649	520,417
BOLI income (1)	135,000	120,000	270,000	240,000
Other non-interest income (1)	260,185	171,005	470,948	336,726
Total non-interest income	$1,744,546	$1,432,938	$3,788,566	$3,430,287

(1) Not within the scope of ASC 606
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

Trust Income
Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Bank does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Bank, the Company does not anticipate any changes in the accounting for trust income at this time.

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
Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that the following subsequent event required disclosure:

On July 30, 2018 the Bank purchased a building in Augusta, Georgia for a total purchase price of $1.3 million. The building will be used for a future branch location.

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

Financial Condition at June 30, 2018 and December 31, 2017

Assets

Total assets increased $24.9 million or 2.9% to $893.7 million at June 30, 2018 from $868.8 million at December 31, 2017. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2018	December 31, 2017	Amount	Percent
Cash and Cash Equivalents	$17,126,709	$10,319,624	$6,807,085	66.0%
Investment and Mortgage-Backed Securities – AFS	362,949,939	384,973,906	(22,023,967)	(5.7)
Investment and Mortgage-Backed Securities – HTM	23,335,262	27,080,970	(3,745,708)	(13.8)
Loans Receivable, Net	429,926,352	390,493,197	39,433,155	10.1
FHLB Stock	2,500,300	2,931,900	(431,600)	(14.7)
BOLI	20,967,893	18,797,893	2,170,000	11.5
Other Assets	6,384,979	3,795,212	2,589,767	68.2

Investment and mortgage-backed securities AFS decreased $22.0 million or 5.7% to $362.9 million at June 30, 2018 from $385.0 million at December 31, 2017. Investment and mortgage-backed securities HTM decreased $3.7 million or 13.8% to $23.3 million at June 30, 2018 from $27.1 million at December 31, 2017.

Loans receivable, net, including loans held for sale, increased $39.4 million or 10.1% to $429.9 million at June 30, 2018 from $390.5 million at December 31, 2017 as a result of increased loan originations in all loan categories with the exception of loans held for sale, which decreased $522,000 or 17.1% to $2.5 million at June 30, 2018 from $3.1 million at December 31, 2017. Consumer loans increased $2.4 million or 4.3% to $59.2 million at June 30, 2018 compared to $56.8 million at December 31, 2017. Commercial business loans increased $975,000 or 3.6% to $27.8 million at June 30, 2018 from $26.8 million at December 31, 2017 and commercial real estate loans increased $33.0 million or 13.9% to $270.8 million at June 30, 2018 from $237.8 million at December 31, 2017. Residential real estate loans increased $3.4 million or 4.2% to $84.7 million at June 30, 2018 from $81.3 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FHLB stock decreased $432,000 or 14.7% to $2.5 million at June 30, 2018 from $2.9 million at December 31, 2017 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

The cash value of BOLI increased $2.2 million or 11.5% to $21.0 million at June 30, 2018 from $18.8 million at December 31, 2017. The increase was a result of $1.9 million in new BOLI policies purchased in 2018 combined with $270,000 in income recognized during the period due to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.

Other assets increased $2.6 million or 68.2% to $6.4 million at June 30, 2018 from $3.8 million at December 31, 2017. The increase was primarily the result of a $1.3 million increase in net deferred taxes, which was related to decreased unrealized gains in the investment portfolio. Delayed principal payments on investment and mortgage backed securities increased $1.7 million to $3.5 million at June 30, 2018, which also contributed to the increase in other assets.

Liabilities
Deposit Accounts
Total deposits increased $36.4 million or 5.2% to $738.5 million at June 30, 2018 from $702.1 million at December 31, 2017. The majority of the growth was in checking and money market accounts which increased $14.5 million and $12.0 million, respectively during the first six months of 2018. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$211,895,315	0.02%	$197,434,385	0.04%	$14,460,930	7.3%
Money Market	243,644,937	0.49	231,652,920	0.28	11,992,017	5.2
Savings	50,847,674	0.17	42,927,311	0.11	7,920,363	18.5
Total	$506,387,926	0.26%	$472,014,616	0.16%	$34,373,310	7.3%
Certificate Accounts
0.00 – 0.99%	$103,023,874		$129,354,569		$(26,330,695)	(20.4)%
1.00 – 1.99%	107,025,587		99,627,750		7,397,837	7.4
2.00 – 2.99%	22,068,836		1,109,684		20,959,152	1,888.7
Total	$232,118,297	1.13%	$230,092,003	0.90%	$2,026,294	0.9%
Total Deposits	$738,506,223	0.54%	$702,106,619	0.41%	$36,399,604	5.2%

Included in certificate accounts were $36.0 million and $24.4 million in brokered deposits at June 30, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 1.85% and 1.23%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	June 30, 2018		December 31, 2017		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2018	$8,000,000	1.07%	$23,680,000	1.22%	$(15,680,000)	(66.2)%
2019	21,935,000	1.44	20,500,000	1.39	1,435,000	7.0
2020	10,500,000	1.91	7,500,000	1.58	3,000,000	40.0
Total Advances	$40,435,000	1.49%	$51,680,000	1.34%	$(11,245,000)	(21.8)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $82.6 million and $75.3 million, respectively, at June 30, 2018 and $73.0 million and $66.8 million, respectively, at December 31, 2017.
There were no callable FHLB advances at June 30, 2018. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $14.1 million in other borrowings (non-FHLB advances) at June 30, 2018, an increase of $2.8 million or 25.0% from $11.3 million at December 31, 2017. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.25% at June 30, 2018 compared to 0.15% at December 31, 2017.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.2 million and $15.3 million, respectively, at June 30, 2018 and $16.2 million and $16.5 million, respectively, at December 31, 2017.

Note Payable
On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 4.45% at June 30, 2018. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At June 30, 2018, the remaining principal balance on the loan was $5.1 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At June 30, 2018, management believes that the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 4.04% at June 30, 2018. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity

Shareholders’ equity decreased $972,000 or 1.2% to $77.0 million at June 30, 2018 from $77.9 million at December 31, 2017 primarily due to a decrease in accumulated other comprehensive income, net of tax, which was partially offset by net income of $3.6 million for the six months ended June 30, 2018. Accumulated other comprehensive (loss) income, net of tax, decreased $3.4 million or 115.6% to -$458,000 at June 30, 2018 from $2.9 million at December 31, 2017 primarily due to $3.6 million of unrealized losses on securities available for sale, net of tax. The Board of Directors of the Company declared common stock dividends totaling $532,000 during the six months ended June 30, 2018. Book value per common share was $26.05 at June 30, 2018 compared to $26.39 at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended June 30, 2018 and 2017

Net Income

Net income increased $342,000 or 23.1% to $1.8 million or $0.59 per diluted common share for the three months ended June 30, 2018 compared to $1.5 million or $0.48 per diluted common share for the three months ended June 30, 2017. The increase in earnings was primarily due to increases in net interest income and non-interest income combined with a decrease in the provision for income tax expense. These items were partially offset by an increase in non-interest expense.

Net Interest Income

Net interest income increased $349,000 or 5.5% to $6.7 million during the quarter ended June 30, 2018, compared to $6.4 million for the same period in 2017. During the quarter ended June 30, 2018, average interest earning assets increased $34.5 million or 4.4% to $819.6 million from $785.2 million for the same period in 2017. Average interest-bearing liabilities increased $18.5 million or 2.7% to $708.5 million for the three months ended June 30, 2018 from $690.0 million for the comparable period in 2017. The Company's net interest spread on a tax equivalent basis decreased five basis points to 3.23% for the three months ended June 30, 2018 from 3.28% for the comparable period in 2017.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2018		2017
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$429,306	5.30%	$359,101	5.52%	$70,205	$731
Mortgage-Backed Securities	192,459	2.65	201,303	2.30	$(8,844)	121
Investment Securities(2)	194,447	2.35	219,560	2.69	$(25,113)	(335)
Overnight Time and Certificates of Deposit	3,404	1.05	5,197	0.64	$(1,793)	1
Total Interest-Earning Assets	$819,616	3.96%	$785,161	3.87%	$34,455	$518
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% and 34% for the quarters ended June 30, 2018 and 2017, respectively. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $83,962 and $183,753 for the quarters ended June 30, 2018 and 2017, respectively.

Total tax equivalent interest income increased $518,000 or 6.8% to $8.1 million during the quarter ended June 30, 2018 compared to $7.6 million during the same period in 2017. This increase was primarily the result of a $34.5 million increase in average interest-earning assets combined with an increase of nine basis points in the average yield on interest-earning assets. Total interest income on loans increased $731,000 or 14.7% to $5.7 million during the quarter ended June 30, 2018 from $5.0 million during the comparable period in 2017. The increase was the result of a $70.2 million or 19.6% increase in the average loan portfolio balance offset partially by a decrease of 22 basis points in the average yield on loans. Interest income from MBS increased $121,000 or 10.5% to $1.3 million during the quarter ended June 30, 2018 due to an increase of 35 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities decreased $335,000 or 22.7% to $1.1 million during the quarter ended June 30, 2018 due to a $25.2 million or 11.4% decrease in the average balance of the investment securities portfolio combined with a decrease of 34 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2018		2017
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$355,133	0.3%	$342,115	0.16%	$13,018	$121
Savings Accounts	46,252	0.11	40,155	0.10	6,097	3
Certificate Accounts	232,148	1.05	229,626	0.82	2,522	140
FHLB Advances and Other Borrowed Money	58,173	1.13	54,845	0.90	3,328	41
Note Payable	5,535	4.50	11,989	3.70	(6,454)	(49)
Junior Subordinated Debentures	5,155	3.91	5,155	2.88	—	13
Senior Convertible Debentures	6,064	8.00	6,084	8.00	(20)	—
Total Interest-Bearing Liabilities	$708,460	0.73%	$689,969	0.59%	$18,491	$269
(1) Annualized

Total interest expense increased $269,000 or 26.4% to $1.3 million during the three months ended June 30, 2018 compared to $1.0 million for the same period in 2017. The increase was attributable to increases in interest rates paid and a $18.5 million or 2.7% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $263,000 or 42.2% to $887,000 during the three months ended June 30, 2018 compared to $624,000 for the same period in 2017. The increase was attributable to a 15 basis point increase in the average cost of deposit accounts combined with a $21.6 million or 3.5% increase in average interest-bearing deposits to $633.5 million for the three months ended June 30, 2018 compared to $611.9 million for the three months ended June 30, 2017.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below summarizes activity associated with the allowance for loan losses for the quarters ended June 30, 2018 and 2017.
The Company had net recoveries of $407,000 for the quarter ended June 30, 2018 compared to net charge-offs of $175,000 for the comparable period in 2017. There was no provision for loan losses recorded during the quarter ended June 30, 2018 as the allowance for loan losses required by our loan growth and increase in non-performing loans was offset by the net recoveries on loans. There was no provision for loan losses recorded during the quarter ended June 30, 2017.

	Three Months Ended June 30,
	2018	2017
Beginning Balance	$8,204,016	$8,377,899
Provision for Loan Losses	—	—
Charge-offs	(97,274)	(219,229)
Recoveries	504,434	43,962
Net	407,160	(175,267)
Ending Balance	$8,611,176	$8,202,632

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.0%	2.3%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	72.7%	81.1%
Impaired Loans	$11,846,522	$10,110,308
Gross Loans Receivable, Held For Investment (1)	$436,007,496	$364,487,122
Total Loans Receivable, Net	$429,926,352	$359,962,511
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

Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates.  In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future.

Non-Interest Income
Non-interest income increased $312,000 or 21.7% to $1.7 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. The following table summarizes the changes in non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Gain on Sale of Investment Securities	$—	$45,148	$(45,148)	(100.0)%
Gain on Sale of Loans	367,646	240,049	127,597	53.2
Service Fees on Deposit Accounts	250,493	260,867	(10,374)	(4.0)
Commissions From Insurance Agency	149,111	125,245	23,866	19.1
BOLI Income	135,000	120,000	15,000	12.5
Trust Income	243,500	186,000	57,500	30.9
Check Card Fee Income	338,611	284,624	53,987	19.0
Other	260,185	171,005	89,180	52.2
Total Non-Interest Income	$1,744,546	$1,432,938	$311,608	21.7%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income increased primarily due to the increase of $128,000 in the gain on sale of loans as the dollar volume of loans sold increased due to the increase in originations of loans held for sale. Trust income increased $58,000 due to an increase in assets under management. Check card fee income increased $54,000 reflecting higher transaction volume. Other non-interest income increased $89,000.

Non-Interest Expense
For the quarter ended June 30, 2018, non-interest expense increased $374,000 or 6.4% to $6.2 million compared to $5.9 million for the same period in 2017. The following table summarizes the changes in non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Compensation and Employee Benefits	$3,842,295	$3,532,797	$309,498	8.8%
Occupancy	540,175	574,585	(34,410)	(6.0)
Advertising	85,418	136,174	(50,756)	(37.3)
Depreciation and Maintenance of Equipment	557,423	506,057	51,366	10.2
FDIC Insurance Premiums	66,595	39,515	27,080	68.5
Net Cost of Operation of OREO	(198,493)	(82,798)	(115,695)	139.7
Other	1,346,846	1,160,373	186,473	16.1
Total Non-Interest Expense	$6,240,259	$5,866,703	$373,556	6.4%

Compensation and employee benefits expenses increased $309,000 or 8.8% to $3.8 million for the quarter ended June 30, 2018 compared to $3.5 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees.

The Company had a net benefit of $198,000 from the operation of OREO properties during the quarter ended June 30, 2018 compared to a net benefit of $83,000 during the quarter ended June 30, 2017. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $307,000 in net gain on sales of OREO properties and write-downs of $50,000 during the second quarter of 2018 compared to net gain on sales of $102,000 and no writedowns during the second quarter of 2017.

Other non-interest expenses increased $186,000, or 16.1% to $1.3 million for the three months ended June 30, 2018 compared to $1.2 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes decreased $55,000 or 11.5% to $427,000 for the three months ended June 30, 2018 from $483,000 for the same period in 2017 primarily due to the reduction in federal corporate income tax rates effective January 1, 2018. Income before income taxes was $2.2 million for the three months ended June 30, 2018 compared to $2.0 million for the same three month period in 2017. The Company’s combined federal and state effective income tax rate for the current quarter was 19.0% compared to 24.6% for the same quarter one year ago.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2018 and 2017

Net Income
Net income increased $444,000 or 14.3% to $3.6 million for the six months ended June 30, 2018 when compared to the same six month period in 2017. The increase in earnings was primarily due to increases in net interest income and non-interest income combined with a decrease in the provision for income tax expense. These items were partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income increased $908,000 or 7.3% to $13.3 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, average interest earning assets increased $41.7 million or 5.4% to $814.8 million from $773.1 million for the six months ended June 30, 2017. Average interest-bearing liabilities also increased by $25.4 million or 3.7% to $706.7 million for the six months ended June 30, 2018 from $681.4 million for the same period in 2017. The Company's net interest margin increased to 3.32% for the six months ended June 30, 2018 compared to 3.31% for the six months ended June 30, 2017. The net interest spread on a tax equivalent basis decreased one basis point to 3.23% for the six months ended June 30, 2018 from 3.24% for the comparable period in 2017.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2018		2017
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$416,242	5.32%	$358,861	5.41%	$57,381	$1,373
Mortgage-Backed Securities	199,659	2.60	202,663	2.25	(3,004)	314
Investment Securities(2)	195,334	2.34	203,682	2.72	(8,348)	(481)
Overnight Time & Certificates of Deposit	3,538	0.97	7,903	0.72	(4,365)	(11)
Total Interest-Earning Assets	$814,773	3.92%	$773,109	3.82%	$41,664	$1,195
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% and 34% for the six months ended June 30, 2018 and 2017, respectively. The tax equivalent adjustment relates to the tax exempt municipal bonds and state tax credit and was $168,377 and $361,345 for the six months ended June 30, 2018 and 2017, respectively.

Total tax equivalent interest income increased $1.2 million or 8.1% to $16.0 million during the six months ended June 30, 2018 from $14.8 million for the same period in 2017. This increase was primarily the result of a $41.7 million or 5.4% increase in average interest earning assets combined with an increase of nine basis points in the average yield on interest-earning assets. Total interest income on loans increased $1.4 million or 14.1% to $11.1 million during the six months ended June 30, 2018 from $9.7 million for the same period in 2017. The increase was a result of a $57.4 million or 16.0% increase in the average loan portfolio to $416.2 million from $358.9 million for the same period in 2017, which was partially offset by a decrease of 22 basis points in the average yield on loans. Interest income from mortgage-backed securities increased $314,000 or 13.8% to $2.6 million for the six months ended June 30, 2018 from $2.3 million for the same period in 2017 as a result of an increase of 35 basis points in the average MBS portfolio yield, which was partially offset by a $3.0 million or 1.5% decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities decreased $481,000 or 17.4% to $2.3 million for the six months ended June 30, 2018 from $2.8 million for the same period in 2017 due to a $8.3 million decrease in the average balance of investment securities combined with a decrease of 38 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2018		2017
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$351,089	0.26%	$339,341	0.16%	$11,748	$175
Statement Savings Accounts	45,019	0.11	38,903	0.10	6,116	5
Certificates Accounts	231,267	0.99	225,160	0.80	6,107	251
FHLB Advances and Other Borrowed Money	61,715	1.15	54,227	0.90	7,488	111
Note Payable	6,416	4.33	12,486	3.57	(6,070)	(84)
Junior Subordinated Debentures	5,155	3.65	5,155	2.79	—	22
Senior Convertible Debentures	6,064	8.00	6,084	8.00	(20)	(1)
Total Interest-Bearing Liabilities	$706,725	0.69%	$681,356	0.58%	$25,369	$479
(1) Annualized

Interest expense increased $479,000 or 24.3% to $2.5 million during the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The increase in total interest expense was attributable to increases in interest rates paid combined with a $25.4 million or 3.7% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $431,000 or 36.2% to $1.6 million during the six months ended June 30, 2018 compared to $1.2 million for the same period last year. The increase was attributable to an increase of 15 basis points in the average cost of deposit accounts combined with a $24.0 million increase in the average balance of interest-bearing deposits to $627.4 million for the six months ended June 30, 2018 compared to $603.4 million for the six months ended June 30, 2017.

Interest expense on FHLB advances and other borrowings increased $111,000 or 45.2% to $356,000 during the six months ended June 30, 2018 from $245,000 during the same period in 2017 due to an increase of 25 basis points in the average cost combined with a $7.5 million or 13.8% increase in the average balance of FHLB advances and other borrowed money to $61.7 million during the six months ended June 30, 2018 from $54.2 million for the same period last year.

Provision for Loan Losses

There was no provision for loan losses recorded during the six months ended June 30, 2018 and 2017. The Company had net recoveries of $390,000 for the six months ended June 30, 2018 compared to net charge-offs of $154,000 during the comparable period in 2017. The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning Balance	$8,221,618	$8,356,231
Provision for Loan Losses	—	—
Charge-offs	(147,364)	(255,247)
Recoveries	536,922	101,648
Ending Balance	$8,611,176	$8,202,632

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $358,000 or 10.4% to $3.8 million for the six months ended June 30, 2018, compared to $3.4 million for the six months ended June 30, 2017. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Gain on Sale of Investment Securities	$436,304	$628,539	$(192,235)	(30.6)%
Gain on Sale of Loans	653,649	520,417	133,232	25.6
Service Fees on Deposit Accounts	507,672	501,752	5,920	1.2
BOLI Income	270,000	240,000	30,000	12.5
Commissions From Insurance Agency	328,336	279,237	49,099	17.6
Trust Income	476,000	368,000	108,000	29.3
Check Card Fee Income	645,657	555,616	90,041	16.2
Other	470,948	336,726	134,222	39.9
Total Non-Interest Income	$3,788,566	$3,430,287	$358,279	10.4%

Net gain on sale of investment securities was $436,000 during the six months ended June 30, 2018, a decrease of $192,000 or 30.6% compared to a net gain of $629,000 during the same period last year. Gain on sale of loans increased $133,000 or 25.6% to $654,000 for the six months ended June 30, 2018 compared to $520,000 during the same period in 2017 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale. Trust income increased $108,000 due to an increase in assets under management. Check card fee income increased $90,000 reflecting higher transaction volume. Other non-interest income increased $134,000.

Non-Interest Expense
For the six months ended June 30, 2018, non-interest expense increased $1.1 million or 9.1% to $12.8 million compared to $11.7 million for the same period in 2017. The following table summarizes the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Compensation and Employee Benefits	$7,651,419	$7,044,284	$607,135	8.6%
Occupancy	1,091,443	1,092,637	$(1,194)	(0.1)
Advertising	274,090	271,709	$2,381	0.9
Depreciation and Maintenance of Equipment	1,097,720	971,621	$126,099	13.0
FDIC Insurance Premiums	133,381	104,189	$29,192	28.0
Net Benefit of Operation of OREO	(159,760)	(201,902)	$42,142	(20.9)
Other	2,670,912	2,413,103	$257,809	10.7
Total Non-Interest Expense	$12,759,205	$11,695,641	$1,063,564	9.1%

Compensation and employee benefits expenses were $7.7 million for the six months ended June 30, 2018, an increase of $607,000 or 8.6% from $7.0 million during the same period last year. The increase was due to general annual cost of living increases combined with a slight increase in employees. The Company had an average of 220 full time equivalent employees during the six months ended June 30, 2018 compared to an average of 215 during the six months ended June 30, 2017.

Depreciation and maintenance of equipment increased $126,000 or 13.0% due to additional capital expenses related to our two newest branches in Evans, Georgia and Ridge Spring, South Carolina.

Provision For Income Taxes
The provision for income taxes decreased $241,000 or 22.5% to $827,000 for the six months ended June 30, 2018 from $1.1 million for the same period in 2017. Income before taxes was $4.4 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s combined federal and state effective income tax rate was 18.9% for the six months ended June 30, 2018 compared to 25.6% for the same period in 2017.

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

During the six months ended June 30, 2018 loan disbursements exceeded loan repayments resulting in a $39.4 million or 10.1% increase in total net loans receivable. Also during the six months ended June 30, 2018, deposits increased $36.4 million or 5.2% and FHLB advances decreased $11.2 million or 21.8%. The Bank had $221.0 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2018, the Bank had $145.2 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2018, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 16.4%, 10.0%, 16.4%, and 17.6%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.2%, 9.3%, 15.2%, and 16.4%, respectively, at June 30, 2018.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2018.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$1,611	$7,767	$26,933	$36,311	$49,020	$85,331
Standby Letters of Credit	271	102	699	1,072	—	1,072
Total	$1,882	$7,869	$27,632	$37,383	$49,020	$86,403

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

For the six months ended June 30, 2018, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.23%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (4)
4.3	Specimen Convertible Senior Debenture Due 2029 (4)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.10	2018 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2015.

(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(4)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(5)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(7)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(8)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(9)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(10)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(11)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(12)	Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	August 13, 2018	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2018	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements