Form 10-Q
period 2018-09-30
SECURITY FEDERAL CORP
filed 2018-11-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Smaller reporting company [ X ]
Non-accelerated filer [ ]	Emerging growth company [ ]
Accelerated filer [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 14, 2018	2,953,896

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$20,109,901	$10,319,624
Certificates of Deposit with Other Banks	1,950,010	1,950,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	373,752,293	384,973,906
Held To Maturity ("HTM") (Fair Value of $21,700,031 and $27,054,934 at September 30, 2018 and December 31, 2017, Respectively)	22,292,027	27,080,970
Total Investments and Mortgage-Backed Securities	396,044,320	412,054,876
Loans Receivable, Net:
Held For Sale	737,098	3,051,950
Held For Investment (Net of Allowance of $8,602,078 and $8,221,618 at September 30, 2018 and December 31, 2017, Respectively)	423,242,690	387,441,247
Total Loans Receivable, Net	423,979,788	390,493,197
Accrued Interest Receivable:
Loans	1,197,332	1,067,657
Mortgage-Backed Securities	577,644	589,000
Investment Securities	1,750,315	1,699,961
Total Accrued Interest Receivable	3,525,291	3,356,618
Premises and Equipment, Net	24,060,662	22,797,844
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,485,700	2,931,900
Other Real Estate Owned ("OREO")	858,242	1,115,671
Bank Owned Life Insurance ("BOLI")	21,102,893	18,797,893
Goodwill	1,199,754	1,199,754
Other Assets	6,918,380	3,795,212
Total Assets	$902,234,941	$868,812,599
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$750,998,309	$702,106,619
Advance Payments By Borrowers for Taxes and Insurance	633,625	269,761
Advances From FHLB	39,000,000	51,680,000
Other Borrowings	12,652,270	11,307,161
Note Payable	3,900,000	8,500,000
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,064,000	6,064,000
Other Liabilities	6,945,324	5,806,604
Total Liabilities	$825,348,528	$790,889,145
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,154,357 and 2,953,424, Respectively, at September 30, 2018 and 3,153,907 and 2,952,974, Respectively, at December 31, 2017	$31,544	$31,539
Additional Paid-In Capital	12,223,149	12,212,844
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(2,364,215)	2,932,122
Retained Earnings	71,326,647	67,077,661
Total Shareholders' Equity	$76,886,413	$77,923,454
Total Liabilities and Shareholders' Equity	$902,234,941	$868,812,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income:
Loans	$5,890,317	$5,146,669	$16,965,442	$14,849,109
Mortgage-Backed Securities	1,351,134	1,274,753	3,943,521	3,552,887
Investment Securities	1,239,798	1,324,104	3,357,698	3,729,992
Other	25,228	6,295	42,384	34,804
Total Interest Income	8,506,477	7,751,821	24,309,045	22,166,792
Interest Expense:
NOW and Money Market Accounts	325,427	151,874	774,637	426,080
Statement Savings Accounts	14,120	10,726	38,420	30,000
Certificate Accounts	706,590	503,505	1,856,348	1,401,910
FHLB Advances and Other Borrowed Money	157,148	164,544	513,018	409,655
Note Payable	51,856	105,762	190,790	328,613
Senior Convertible Debentures	121,280	121,396	363,840	364,756
Junior Subordinated Debentures	53,218	38,975	147,234	110,863
Total Interest Expense	1,429,639	1,096,782	3,884,287	3,071,877
Net Interest Income	7,076,838	6,655,039	20,424,758	19,094,915
Provision For Loan Losses	150,000	100,000	150,000	100,000
Net Interest Income After Provision For Loan Losses	6,926,838	6,555,039	20,274,758	18,994,915
Non-Interest Income:
Gain on Sale of Investment Securities	—	79,363	436,304	707,902
Gain on Sale of Loans	345,396	373,636	999,045	894,053
Service Fees on Deposit Accounts	262,821	274,717	770,493	776,469
Commissions From Insurance Agency	196,817	172,074	525,153	451,311
Trust Income	249,000	186,000	725,000	554,000
BOLI Income	135,000	788,133	405,000	1,028,133
Check Card Fee Income	320,708	282,686	966,365	838,302
Grant Income	318,102	—	318,102	—
Other	241,837	205,524	712,785	542,250
Total Non-Interest Income	2,069,681	2,362,133	5,858,247	5,792,420
Non-Interest Expense:
Compensation and Employee Benefits	4,032,245	3,872,102	11,683,664	10,916,386
Occupancy	586,527	569,024	1,677,970	1,661,661
Advertising	181,663	120,033	455,753	391,742
Depreciation and Maintenance of Equipment	575,750	569,839	1,673,470	1,541,460
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	72,837	64,518	206,218	168,707
Net Cost (Benefit) of Operation of OREO	(203,104)	105,172	(362,864)	(96,730)
Other	1,171,664	1,268,449	3,842,576	3,681,552
Total Non-Interest Expense	6,417,582	6,569,137	19,176,787	18,264,778
Income Before Income Taxes	2,578,937	2,348,035	6,956,218	6,522,557
Provision For Income Taxes	471,245	445,133	1,298,455	1,513,090
Net Income	$2,107,692	$1,902,902	$5,657,763	$5,009,467
Net Income Per Common Share (Basic)	$0.71	$0.65	$1.92	$1.70
Net Income Per Common Share (Diluted)	$0.68	$0.61	$1.82	$1.61
Cash Dividend Per Share on Common Stock	$0.09	$0.09	$0.09	$0.27
Weighted Average Shares Outstanding (Basic)	2,953,424	2,945,474	2,953,340	2,945,215
Weighted Average Shares Outstanding (Diluted)	3,256,624	3,252,436	3,256,540	3,251,666

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,
	2018	2017
Net Income	$2,107,692	$1,902,902
Other Comprehensive Loss
Unrealized Losses on Securities:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(618,602) and $(39,600) at September 30, 2018 and 2017, Respectively	(1,888,549)	(64,802)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $30,158 at September 30, 2017	—	(49,205)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(5,999) and $(14,084) at September 30, 2018 and 2017, Respectively	(17,998)	(23,019)
Other Comprehensive Loss	(1,906,547)	(137,026)
Comprehensive Income	$201,145	$1,765,876

	Nine Months Ended September 30,
	2018	2017
Net Income	$5,657,763	$5,009,467
Other Comprehensive (Loss) Income
Unrealized (Losses) Gains on Securities:
Unrealized Holding (Losses) Gains on Securities AFS Net of Taxes of $(1,804,885) and $1,892,760 at September 30, 2018 and 2017, Respectively	(5,515,962)	3,080,485
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $109,076 and $269,003 at September 30, 2018 and 2017, Respectively	(327,228)	(438,899)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(23,718) and $(50,102) at September 30, 2018 and 2017, Respectively	(64,238)	(81,884)
Other Comprehensive (Loss) Income	(5,907,428)	2,559,702
Comprehensive (Loss) Income	$(249,665)	$7,569,169

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2016	$31,464	$(25,358)	$12,036,744	$(4,330,712)	$1,180,086	$62,220,050	$71,112,274
Net Income	—	—	—	—	—	5,009,467	5,009,467
Other Comprehensive Income, Net of Tax	—	—	—	—	2,559,702	—	2,559,702
Vesting of Restricted Stock		25,358	—	—	—	—	25,358
Cash Dividends on Common Stock	—	—	—	—	—	(795,277)	(795,277)
Balance at September 30, 2017	$31,464	$—	$12,036,744	$(4,330,712)	$3,739,788	$66,434,240	$77,911,524

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	5,657,763	5,657,763
Other Comprehensive Income, Net of Tax	—	—	—	(5,907,428)	—	(5,907,428)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	5	10,305	—	—	—	10,310
Cash Dividends on Common Stock	—	—	—	—	(797,686)	(797,686)
Balance at September 30, 2018	$31,544	$12,223,149	$(4,330,712)	$(2,364,215)	$71,326,647	$76,886,413

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,657,763	$5,009,467
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,062,542	1,101,900
Stock Option Compensation Expense	—	25,358
Discount Accretion and Premium Amortization	4,271,865	4,190,700
Provisions for Losses on Loans	150,000	100,000
Earnings on BOLI	(405,000)	(374,000)
Income Recognized From BOLI Death Benefit	—	(654,133)
Gain on Sales of Loans	(999,045)	(894,053)
Gain on Sales of Mortgage-Backed Securities ("MBS")	(181,034)	(250,149)
Gain on Sales of Investment Securities	(255,270)	(457,752)
Gain on Sale of Premises and Equipment	—	(1,900)
Gain on Sales of OREO	(547,685)	(321,687)
Write Down on OREO	56,000	68,121
Amortization of Deferred Loan Costs	73,163	127,058
Proceeds From Sale of Loans Held For Sale	38,316,435	33,301,781
Origination of Loans Held For Sale	(35,002,538)	(29,434,231)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(129,675)	102,016
MBS	11,356	17,509
Investment Securities	(50,354)	(308,595)
Increase in Advance Payments By Borrowers	363,864	408,911
(Increase) Decrease in Other, Net	(134,725)	594,400
Net Cash Provided By Operating Activities	$12,257,662	$12,350,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(41,314,618)	$(42,875,234)
Proceeds from Payments and Maturities of MBS AFS	28,033,612	28,487,010
Proceeds from Sale of MBS AFS	17,007,024	19,003,897
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	2,536,945	2,836,011
Purchase of Investment Securities AFS	(38,965,898)	(75,688,312)
Proceeds from Payments and Maturities of Investment Securities AFS	23,557,323	17,854,087
Proceeds from Sale of Investment Securities AFS	11,563,456	27,825,020
Purchase of Investment Securities HTM	—	(3,997,750)
Proceeds from Payments and Maturities of Investment Securities HTM	2,000,000	1,000,000
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	1,095,000
Purchase of FHLB Stock	(4,194,300)	(5,129,700)
Redemption of FHLB Stock	4,640,500	5,432,500
Purchase of BOLI	(1,900,000)	(2,000,000)
Proceeds From BOLI Death Benefit	—	1,463,285
Increase in Loans Receivable	(36,340,156)	(19,680,925)
Proceeds From Sale of OREO	1,064,664	1,558,891
Purchase and Improvement of Premises and Equipment	(2,325,360)	(2,769,640)
Proceeds From Sale of Premises and Equipment	—	1,900
Net Cash Used By Investing Activities	$(34,636,808)	$(45,583,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$48,891,690	$47,510,082
Proceeds from FHLB Advances	160,083,000	157,576,000
Repayment of FHLB Advances	(172,763,000)	(164,971,000)
Increase in Other Borrowings, Net	1,345,109	3,017,664
Repayment of Note Payable	(4,600,000)	(3,300,000)
Purchase of Senior Convertible Debentures	—	(20,000)
Proceeds from Employee Stock Options Exercised	10,310	—
Dividends to Common Stock Shareholders	(797,686)	(795,277)
Net Cash Provided By Financing Activities	$32,169,423	$39,017,469

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2018	2017
Net Increase in Cash and Cash Equivalents	9,790,277	5,784,230
Cash and Cash Equivalents at Beginning of Period	10,319,624	9,374,549
Cash and Cash Equivalents at End of Period	$20,109,901	$15,158,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$3,719,123	$2,937,283
Income Taxes	$992,273	$1,162,000
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$315,550	$491,748
Other Comprehensive (Loss) Income	$(5,907,428)	$2,559,702

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2017 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2018. All of the options outstanding at September 30, 2017 had an exercise price below the average market price during the three and nine months ended September 30, 2017. Therefore, these options were considered to be dilutive to EPS in those periods. Diluted EPS also assumes the convertible debentures were converted into 303,200 shares of common stock as of the beginning of the period. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,
	2018			2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,107,692	2,953,424	$0.71	$1,902,902	2,945,474	$0.65
Effect of Dilutive Securities:
Stock Options	—	—	—	—	3,762	(0.01)
Senior Convertible Debentures	90,960	303,200	(0.03)	75,266	303,200	(0.02)
Diluted EPS	$2,198,652	3,256,624	$0.68	$1,978,168	3,252,436	$0.61

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

	Nine Months Ended September 30,
	2018			2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$5,657,763	2,953,340	$1.92	$5,009,467	2,945,215	$1.70
Effect of Dilutive Securities:
Stock Options	—	—	—	—	3,251	(0.01)
Senior Convertible Debentures	272,880	303,200	(0.10)	226,149	303,200	(0.08)
Diluted EPS	$5,930,643	3,256,540	$1.82	$5,235,616	3,251,666	$1.61

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	1,650	$22.91	19,500	$23.49
Options Forfeited	(1,650)	22.91	(1,000)	24.61
Balance, End of Period	—	—	18,500	$23.43

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,500	$22.91	21,500	$23.57
Options Exercised	(450)	22.91	—	—
Options Forfeited	(4,050)	22.91	(3,000)	24.43
Balance, End of Period	—	—	18,500	$23.43

Options Exercisable	—		18,500

Options Available For Grant	50,000		50,000

At September 30, 2018, the Company had no options outstanding.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,957,559	$33,076	$9,096	$12,981,539
Small Business Administration (“SBA”) Bonds	118,275,224	227,093	1,277,257	117,225,060
Tax Exempt Municipal Bonds	60,381,306	897,641	797,693	60,481,254
Taxable Municipal Bonds	3,007,036	—	66,401	2,940,635
Mortgage-Backed Securities	182,045,631	811,987	2,977,163	179,880,455
State Tax Credit	88,350	—	—	88,350
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$376,910,106	$1,969,797	$5,127,610	$373,752,293

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$8,522,043	$1,288	$1,546	$8,521,785
SBA Bonds	123,324,802	1,113,160	189,518	124,248,444
Tax Exempt Municipal Bonds	59,623,185	2,789,233	56,851	62,355,567
Taxable Municipal Bonds	2,016,833	—	19,703	1,997,130
Mortgage-Backed Securities	186,732,705	1,936,847	973,572	187,695,980
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$380,374,568	$5,840,528	$1,241,190	$384,973,906

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2018, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $82.1 million and $81.5 million, respectively, compared to an amortized cost and fair value of $101.3 million and $102.1 million, respectively, at December 31, 2017.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2018 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $29.9 million and $29.8 million, respectively, compared to an amortized cost and fair value of $26.9 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2018
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$1,125,559	$1,122,015
After One – Five Years	11,035,958	10,987,529
After Five – Ten Years	42,005,204	41,714,850
More Than Ten Years	140,697,754	140,047,444
Mortgage-Backed Securities	182,045,631	179,880,455
Total Available For Sale	$376,910,106	$373,752,293

At September 30, 2018 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $118.9 million and $118 million, respectively, compared to an amortized cost and fair value of $99.2 million and $100.5 million, respectively, at December 31, 2017.

The Bank received $28.6 million and $46.8 million in gross proceeds from sales of available for sale securities during the nine months ended September 30, 2018 and 2017, respectively. As a result, the Bank recognized gross gains of $503,000 and $870,000, respectively, with $67,000 and $162,000 gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$2,057,695	$9,096	$—	$—	$2,057,695	$9,096
SBA Bonds	79,678,260	964,997	14,490,089	312,260	94,168,349	1,277,257
Tax Exempt Municipal Bonds	32,933,452	492,761	6,384,426	304,932	39,317,878	797,693
Taxable Municipal Bonds	1,969,285	32,952	971,350	33,449	2,940,635	66,401
Mortgage-Backed Securities	75,412,165	1,211,586	56,908,117	1,765,577	132,320,282	2,977,163
	$192,050,857	$2,711,392	$78,753,982	$2,416,218	$270,804,839	$5,127,610

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,556,014	$1,546	$—	$—	$7,556,014	$1,546
SBA Bonds	24,433,422	151,459	5,588,532	38,059	30,021,954	189,518
Tax Exempt Municipal Bonds	4,406,162	13,852	4,328,229	42,999	8,734,391	56,851
Taxable Municipal Bond	1,997,130	19,703	—	—	1,997,130	19,703
Mortgage-Backed Securities	62,574,910	624,772	23,612,359	348,800	86,187,269	973,572
	$100,967,638	$811,332	$33,529,120	$429,858	$134,496,758	$1,241,190

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At September 30, 2018 and December 31, 2017, 47.1% and 34.6% of the unrealized losses, representing 64 and 30 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2018.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,434	$—	$32,813	$965,621
Mortgage-Backed Securities (1)	21,293,593	69,733	628,916	20,734,410
Total Held To Maturity	$22,292,027	$69,733	$661,729	$21,700,031

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Bonds	$2,000,000	$—	$2,984	$1,997,016
FHLMC Bond	998,102	—	12,588	985,514
Mortgage-Backed Securities (1)	24,082,868	120,843	131,307	24,072,404
Total Held To Maturity	$27,080,970	$120,843	$146,879	$27,054,934
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA
The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At September 30, 2018, the Bank held an amortized cost and fair value of $13.9 million and $13.5 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $15.9 million and $15.9 million, respectively, at December 31, 2017. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At September 30, 2018, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $20.4 million and $19.9 million, respectively, compared to an amortized cost and fair value of $22.3 million at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2018 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2018
Investment Securities:	Amortized Cost	Fair Value
One – Five Years	$998,434	$965,621
Mortgage-Backed Securities	21,293,593	20,734,410
Total Held to Maturity	$22,292,027	$21,700,031

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$—	$—	$965,621	$32,813	$965,621	$32,813
Mortgage-Backed Securities (1)	11,070,475	321,204	8,067,582	307,712	19,138,057	628,916
	$11,070,475	$321,204	$9,033,203	$340,525	$20,103,678	$661,729
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Bond	$1,997,016	$2,984	$—	$—	$1,997,016	$2,984
FHLMC Bond	985,514	12,588	—	—	985,514	12,588
Mortgage-Backed Securities (1)	17,645,676	103,387	1,284,971	27,920	18,930,647	131,307
	$20,628,206	$118,959	$1,284,971	$27,920	$21,913,177	$146,879
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2018	December 31, 2017
Residential Real Estate Loans	$85,193,491	$81,255,167
Consumer Loans	57,962,835	56,761,695
Commercial Business Loans	27,407,959	26,777,893
Commercial Real Estate Loans	267,568,254	237,814,628
Total Loans Held For Investment	438,132,539	402,609,383
Loans Held For Sale	737,098	3,051,950
Total Loans Receivable, Gross	$438,869,637	$405,661,333
Less:
Allowance For Loan Losses	8,602,078	8,221,618
Loans in Process	6,048,974	6,804,533
Deferred Loan Fees	238,797	141,985
	14,889,849	15,168,136
Total Loans Receivable, Net	$423,979,788	$390,493,197

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2018 and December 31, 2017.

September 30, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,083,485	$3,558,567	$1,308,296	$4,243,143	$85,193,491
Consumer	49,309,083	5,848,589	479,473	2,325,690	57,962,835
Commercial Business	22,569,651	4,135,663	359,785	342,860	27,407,959
Commercial Real Estate	190,029,320	47,269,195	20,101,394	10,168,345	267,568,254
Total	$337,991,539	$60,812,014	$22,248,948	$17,080,038	$438,132,539

December 31, 2017	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$73,225,237	$2,352,536	$1,384,222	$4,293,172	$81,255,167
Consumer	52,249,017	1,862,340	344,361	2,305,977	56,761,695
Commercial Business	23,396,550	2,066,749	767,048	547,546	26,777,893
Commercial Real Estate	158,232,465	53,798,061	21,269,279	4,514,823	237,814,628
Total	$307,103,269	$60,079,686	$23,764,910	$11,661,518	$402,609,383

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$473,728	$—	$494,065	$967,793	$84,225,698	$85,193,491
Consumer	275,395	164,359	908,797	1,348,551	56,614,284	57,962,835
Commercial Business	187,558	31,600	5,000	224,158	27,183,801	27,407,959
Commercial Real Estate	1,396,237	406,753	1,980,648	3,783,638	263,784,616	267,568,254
Total	$2,332,918	$602,712	$3,388,510	$6,324,140	$431,808,399	$438,132,539

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$395,763	$—	$948,875	$1,344,638	$79,910,529	$81,255,167
Consumer	604,809	85,178	182,757	872,744	55,888,951	56,761,695
Commercial Business	185,526	102,244	—	287,770	26,490,123	26,777,893
Commercial Real Estate	2,207,655	364,515	1,919,292	4,491,462	233,323,166	237,814,628
Total	$3,393,753	$551,937	$3,050,924	$6,996,614	$395,612,769	$402,609,383

At September 30, 2018 and December 31, 2017, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2018 compared to December 31, 2017:

	September 30, 2018		December 31, 2017		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,246,142	0.5%	$1,948,524	0.5%	$297,618	15.3%
Consumer	1,181,304	0.3	318,926	0.1	$862,378	270.4
Commercial Business	83,006	—	109,401	—	(26,395)	(24.1)
Commercial Real Estate	6,487,224	1.5	3,340,904	0.8	3,146,320	94.2
Total Non-accrual Loans	$9,997,676	2.3%	$5,717,755	1.5%	$4,279,921	74.9%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176
Provision for Loan Losses	128,753	(21,106)	(144,996)	187,349	150,000
Charge-Offs	(27,489)	(27,181)	—	(117,822)	(172,492)
Recoveries	—	8,519	—	4,875	13,394
Ending Balance	$1,410,333	$1,174,006	$932,437	$5,085,302	$8,602,078

	Nine Months Ended September 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	217,702	51,275	(46,272)	(72,705)	150,000
Charge-Offs	(41,419)	(118,207)	(32,518)	(127,712)	(319,856)
Recoveries	207	96,123	—	453,986	550,316
Ending Balance	$1,410,333	$1,174,006	$932,437	$5,085,302	$8,602,078

	Three Months Ended September 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,450,176	$1,122,473	$880,642	$4,749,341	$8,202,632
Provision for Loan Losses	80,766	110,023	(842)	(89,947)	100,000
Charge-Offs	(114,869)	(82,087)	—	(62,482)	(259,438)
Recoveries	1,014	15,392	—	109,588	125,994
Ending Balance	$1,417,087	$1,165,801	$879,800	$4,706,500	$8,169,188

	Nine Months Ended September 30, 2017
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,360,346	$996,620	$882,999	$5,116,266	$8,356,231
Provision for Loan Losses	241,112	234,342	2,690	(378,144)	100,000
Charge-Offs	(186,372)	(123,942)	(5,889)	(198,482)	(514,685)
Recoveries	2,001	58,781	—	166,860	227,642
Ending Balance	$1,417,087	$1,165,801	$879,800	$4,706,500	$8,169,188

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,410,333	$1,410,333
Consumer	—	1,174,006	1,174,006
Commercial Business	—	932,437	932,437
Commercial Real Estate	—	5,085,302	5,085,302
Total	$—	$8,602,078	$8,602,078

	Allowance For Loan Losses
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,233,843	$1,233,843
Consumer	—	1,144,815	1,144,815
Commercial Business	—	1,011,227	1,011,227
Commercial Real Estate	—	4,831,733	4,831,733
Total	$—	$8,221,618	$8,221,618

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,928,136	$83,265,355	$85,193,491
Consumer	956,087	57,006,748	57,962,835
Commercial Business	78,006	27,329,953	27,407,959
Commercial Real Estate	9,633,640	257,934,614	267,568,254
Total	$12,595,869	$425,536,670	$438,132,539

	Loans Receivable
December 31, 2017	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,883,741	$79,371,426	$81,255,167
Consumer	181,617	56,580,078	56,761,695
Commercial Business	100,401	26,677,492	26,777,893
Commercial Real Estate	6,276,547	231,538,081	237,814,628
Total	$8,442,306	$394,167,077	$402,609,383

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $12.9 million for the three months ended September 30, 2018 compared to $10.3 million for the three months ended September 30, 2017.

The following tables present information related to impaired loans by loan category at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. There was no allowance recorded related to any impaired loans at September 30, 2018.

	September 30, 2018			December 31, 2017
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential Real Estate	$1,928,137	$2,482,806	$—	$1,883,741	$2,333,741	$—
Consumer	956,086	964,386	—	181,617	209,427	—
Commercial Business	78,006	973,006	—	100,401	950,401	—
Commercial Real Estate	9,633,640	10,524,082	—	6,276,547	7,583,847	—
Total	$12,595,869	$14,944,280	$—	$8,442,306	$11,077,416	$—

	Three Months Ended September 30,
	2018		2017
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential Real Estate	1,967,761	—	2,613,299	2,226
Consumer	957,392	—	240,005	—
Commercial Business	78,206	—	145,401	—
Commercial Real Estate	9,926,344	42,699	7,331,736	44,296
Total	$12,929,703	$42,699	$10,330,441	$46,522

	Nine Months Ended September 30,
	2018		2017
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential Real Estate	2,407,872	10,585	2,939,263	25,339
Consumer	1,043,893	—	294,002	—
Commercial Business	87,284	—	145,401	—
Commercial Real Estate	10,495,262	162,763	7,517,744	159,584
Total	$14,034,311	$173,348	$10,896,410	$184,923

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

TDRs included in impaired loans at September 30, 2018 and December 31, 2017 were $4.0 million and $4.1 million, respectively. There were no new TDRs during the three or nine months ended September 30, 2018 and 2017. At September 30, 2018, one TDR loan with a balance of $570,000 was in default. In comparison, at September 30, 2017, two TDR loans totaling $611,000 were in default. None of these TDR loans defaulted during the three or nine months ended September 30, 2018 and 2017. The Bank considers any loan 30 days or more past due to be in default.

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

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2018, it would have exceeded all regulatory capital requirements.

Based on its capital levels at September 30, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

The tables below provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SECURITY FEDERAL CORP.	September 30, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$83,660	15.5%	$32,339	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	90,418	16.8%	43,119	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	78,660	14.6%	24,255	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	83,660	9.3%	35,979	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,073	16.5%	$32,330	6.0%	$43,107	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	95,831	17.8%	43,107	8.0%	53,883	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	89,073	16.5%	24,248	4.5%	35,024	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,073	9.9%	35,972	4.0%	44,965	5.0%
SECURITY FEDERAL CORP.	December 31, 2017
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$78,790	15.8%	$29,998	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	85,066	17.0%	39,997	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	73,790	14.8%	22,498	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	78,790	9.1%	34,518	4.0%	N/A	N/A
SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,275	17.7%	$29,989	6.0%	$39,985	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	94,547	18.9%	39,985	8.0%	49,981	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,275	17.7%	22,491	4.5%	32,488	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,275	10.2%	34,512	4.0%	43,140	5.0%

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk weighted assets in January 2019. At September 30, 2018 the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments

The Company has adopted accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet and to measure that fair value using an exit price notion, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2018 were determined based on these requirements. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2018, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, one state tax credit and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At September 30, 2018 and December 31, 2017, the recorded investment in impaired loans was $12.6 million and $8.4 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$12,981,539	$—	$—	$8,521,785	$—
SBA Bonds	—	117,225,060	—	—	124,248,444	—
Tax Exempt Municipal Bonds	—	60,481,254	—	—	62,355,567	—
Taxable Municipal Bonds	—	2,940,635	—	—	1,997,130	—
Mortgage-Backed Securities	—	179,880,455	—	—	187,695,980	—
State Tax Credit	—	88,350	—	—	—	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$373,752,293	$—	$—	$384,973,906	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2018 or December 31, 2017.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$737,098	$—	$737,098
Collateral Dependent Impaired Loans (1)	—	—	12,595,869	12,595,869
Foreclosed Assets	—	—	858,242	858,242
Total	$—	$737,098	$13,454,111	$14,191,209

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,051,950	$—	$3,051,950
Collateral Dependent Impaired Loans (1)	—	—	8,442,306	8,442,306
Foreclosed Assets	—	—	1,115,671	1,115,671
Total	$—	$3,051,950	$9,557,977	$12,609,927
(1) IMPAIRED LOANS ABOVE ARE REPORTED NET OF SPECIFIC RESERVES. THERE WERE no SPECIFIC RESRVES AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017. no

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2018 or December 31, 2017.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$12,595,869	Appraised Value	Discount Rates/ Discounts to Appraised Values	7% - 97%
Foreclosed Assets	$858,242	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 100%

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

Loans Receivable, Net—As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, other commercial, residential real estate, consumer and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017 presented in accordance with the applicable accounting guidance.

	September 30, 2018
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$20,110	$20,110	$20,110	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	396,044	395,452	—	395,452	—
Loans Receivable, Net	423,980	414,125	—	—	414,125
FHLB Stock	2,486	2,486	2,486	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$511,154	$511,154	$511,154	$—	$—
Certificate Accounts	239,844	236,693	—	236,693	—
Advances from FHLB	39,000	38,602	—	38,602	—
Other Borrowed Money	12,652	12,652	12,652	—	—
Note Payable	3,900	3,900	—	3,900	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2017
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$10,320	$10,320	$10,320	$—	$—
Certificates of Deposits with Other Banks	1,950	1,950	—	1,950	—
Investment and Mortgage-Backed Securities	412,055	412,029	—	412,029	—
Loans Receivable, Net	390,493	386,613	—	—	386,613
FHLB Stock	2,932	2,932	2,932	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$472,015	$472,015	$472,015	$—	$—
Certificate Accounts	230,092	227,949	—	227,949	—
Advances from FHLB	51,680	51,318	—	51,318	—
Other Borrowed Money	11,307	11,307	11,307	—	—
Note Payable	8,500	8,500	—	8,500	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2018, the Bank had $86.2 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB further amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments also give entities another additional and optional method for transition to the new guidance and to provide lessors with a practical expedient. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2018, FASB issued guidance on the income tax accounting implications of the Tax Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB amended the Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The guidance requires the awards to be measured at the grant-date fair value of the equity instrument. This ASU is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of Topic 606. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC to remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. The amendments will be effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

12. Non-Interest Income
The Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 and all subsequent ASUs that modified Topic 606. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. The following table presents the Company's non-interest income for the three and nine months ended September 30, 2018 and 2017. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-interest income:
Service fees on deposit accounts	$262,821	$274,717	$770,493	$776,469
Check card fee income	320,708	282,686	966,365	838,302
Trust income	249,000	186,000	725,000	554,000
Insurance commissions (1)	196,817	172,074	525,153	451,311
Gain on sale of investment securities, net (1)	—	79,363	436,304	707,902
Gain on sale of loans, net (1)	345,396	373,636	999,045	894,053
BOLI income (1)	135,000	788,133	405,000	1,028,133
Grant income (1)	318,102	—	318,102	—
Other non-interest income (1)	241,837	205,524	712,785	542,250
Total non-interest income	$2,069,681	$2,362,133	$5,858,247	$5,792,420
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
Check Card Fee Income
Check card fee income represents fees earned when a debit card issued by the Bank is used.  The Bank earns interchange fees from debit cardholder transactions through the Mastercard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card.  Certain expenses directly associated with the debit card are recorded on a net basis with the fee income.

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

Financial Condition at September 30, 2018 and December 31, 2017

Assets

Total assets increased $33.4 million or 3.8% to $902.2 million at September 30, 2018 from $868.8 million at December 31, 2017. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2018	December 31, 2017	Amount	Percent
Cash and Cash Equivalents	$20,109,901	$10,319,624	$9,790,277	94.9%
Investment and Mortgage-Backed Securities – AFS	373,752,293	384,973,906	(11,221,613)	(2.9)
Investment and Mortgage-Backed Securities – HTM	22,292,027	27,080,970	(4,788,943)	(17.7)
Loans Receivable, Net	423,979,788	390,493,197	33,486,591	8.6
OREO	858,242	1,115,671	(257,429)	(23.1)
Premises and Equipment, Net	24,060,662	22,797,844	1,262,818	5.5
FHLB Stock	2,485,700	2,931,900	(446,200)	(15.2)
BOLI	21,102,893	18,797,893	2,305,000	12.3
Other Assets	6,918,380	3,795,212	3,123,168	82.3

Cash and cash equivalents increased $9.8 million or 94.9% to $20.1 million at September 30, 2018 from $10.3 million at December 31, 2017. The majority of this increase relates to the Bank's investment of $8.0 million in deposits through the Insured Cash Sweep or ICS service at September 30, 2018 compared to none at December 31, 2017.

Investment and mortgage-backed securities AFS decreased $11.2 million or 2.9% to $373.8 million at September 30, 2018 from $385.0 million at December 31, 2017 as a result of maturities, principal paydowns, and investments sold. Investment and mortgage-backed securities HTM decreased $4.8 million or 17.7% to $22.3 million at September 30, 2018 from $27.1 million at December 31, 2017 as a result of maturities and principal paydowns.

Loans receivable, net, including loans held for sale, increased $33.5 million or 8.6% to $424.0 million at September 30, 2018 from $390.5 million at December 31, 2017 as a result of increased loan originations in all loan categories with the exception of loans

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

held for sale, which decreased $2.3 million or 75.8% to $737,000 at September 30, 2018 from $3.1 million at December 31, 2017. Consumer loans increased $1.2 million or 2.1% to $58.0 million at September 30, 2018 compared to $56.8 million at December 31, 2017. Commercial business loans increased $630,000 or 2.4% to $27.4 million at September 30, 2018 from $26.8 million at December 31, 2017 and commercial real estate loans increased $29.8 million or 12.5% to $267.6 million at September 30, 2018 from $237.8 million at December 31, 2017. Residential real estate loans increased $3.9 million or 4.8% to $85.2 million at September 30, 2018 from $81.3 million at December 31, 2017.
OREO decreased $257,000 or 23.1% to $858,000 at September 30, 2018 from $1.1 million at December 31, 2017. The decrease was due to the sale of nine OREO properties during the nine months ended September 30, 2018, with a total book value of $517,000 offset slightly by the addition of five OREO properties with a book value of $304,000. At September 30, 2018, OREO consisted of the following real estate properties: three single-family residences, nine lots within residential subdivisions, and four parcels of commercial land located throughout our market areas in South Carolina.
FHLB stock decreased $446,000 or 15.2% to $2.5 million at September 30, 2018 from $2.9 million at December 31, 2017 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.
The cash value of BOLI increased $2.3 million or 12.3% to $21.1 million at September 30, 2018 from $18.8 million at December 31, 2017. The increase was a result of $1.9 million in new BOLI policies purchased in 2018 combined with $405,000 in income recognized during the period due to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.
Other assets increased $3.1 million or 82.3% to $6.9 million at September 30, 2018 from $3.8 million at December 31, 2017. The increase was primarily the result of a $1.9 million increase in net deferred taxes, which was related to decreased unrealized gains in the investment portfolio. Delayed principal payments on investment and mortgage backed securities increased $839,000 to $2.7 million at September 30, 2018, which also contributed to the increase in other assets.

Liabilities
Deposit Accounts
Total deposits increased $48.9 million or 7.0% to $751.0 million at September 30, 2018 from $702.1 million at December 31, 2017. The majority of the growth was in checking and money market accounts which increased $19.6 million and $14.1 million, respectively during the first nine months of 2018. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$217,072,804	0.02%	$197,434,385	0.04%	$19,638,419	9.9%
Money Market	245,759,003	0.52	231,652,920	0.28	14,106,083	6.1
Savings	48,322,423	0.13	42,927,311	0.11	5,395,112	12.6
Total	$511,154,230	0.27%	$472,014,616	0.16%	$39,139,614	8.3%
Certificate Accounts
0.00 – 0.99%	$85,976,527		$129,354,569		$(43,378,042)	(33.5)%
1.00 – 1.99%	117,231,641		99,627,750		17,603,891	17.7
2.00 – 2.99%	36,635,911		1,109,684		35,526,227	3,201.5
Total	$239,844,079	1.27%	$230,092,003	0.90%	$9,752,076	4.2%
Total Deposits	$750,998,309	0.59%	$702,106,619	0.41%	$48,891,690	7.0%

Included in certificate accounts were $36.0 million and $24.4 million in brokered deposits at September 30, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 1.85% and 1.23%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	September 30, 2018		December 31, 2017		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2018	$8,000,000	1.07%	$23,680,000	1.22%	$(15,680,000)	(66.2)%
2019	20,500,000	1.39	20,500,000	1.39	—	—
2020	10,500,000	1.91	7,500,000	1.58	3,000,000	40.0
Total Advances	$39,000,000	1.46%	$51,680,000	1.34%	$(12,680,000)	(24.5)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $80.6 million and $72.8 million, respectively, at September 30, 2018 and $73.0 million and $66.8 million, respectively, at December 31, 2017.
There were no callable FHLB advances at September 30, 2018. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $12.7 million in other borrowings (non-FHLB advances) at September 30, 2018, an increase of $1.3 million or 11.9% from $11.3 million at December 31, 2017. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.25% at September 30, 2018 compared to 0.15% at December 31, 2017.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $17.2 million and $17.1 million, respectively, at September 30, 2018 and $16.2 million and $16.5 million, respectively, at December 31, 2017.

Note Payable
On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 4.70% at September 30, 2018. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At September 30, 2018, the remaining principal balance on the loan was $3.9 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At September 30, 2018, management believes that the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 4.03% at September 30, 2018. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity

Shareholders’ equity decreased $1.0 million or 1.3% to $76.9 million at September 30, 2018 from $77.9 million at December 31, 2017 primarily due to a decrease in accumulated other comprehensive income, net of tax, which was partially offset by net income of $5.7 million for the nine months ended September 30, 2018. Accumulated other comprehensive (loss) income, net of tax, decreased $5.3 million or 180.6% to $(2.4) million at September 30, 2018 from $2.9 million at December 31, 2017 primarily due to $5.5 million of unrealized losses on securities available for sale, net of tax. The Board of Directors of the Company declared common stock dividends totaling $798,000 during the nine months ended September 30, 2018. Book value per common share was $26.03 at September 30, 2018 compared to $26.39 at December 31, 2017.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2018 and 2017

Net Income

Net income increased $205,000 or 10.8% to $2.1 million or $0.68 per diluted common share for the three months ended September 30, 2018 compared to $1.9 million or $0.61 per diluted common share for the three months ended September 30, 2017. The increase in earnings was primarily due to an increase in net interest income and decrease in non-interest expense, which was partially offset by a decrease in non-interest income.

Net Interest Income

Net interest income increased $422,000 or 6.3% to $7.1 million during the quarter ended September 30, 2018, compared to $6.7 million for the same period in 2017. During the quarter ended September 30, 2018, average interest earning assets increased $35.8 million or 4.5% to $834.2 million from $798.4 million for the same period in 2017. Average interest-bearing liabilities increased $14.6 million or 2.1% to $715.3 million for the three months ended September 30, 2018 from $700.7 million for the comparable period in 2017. The Company's net interest margin was 3.43% for both the three months ended September 30, 2018 and 2017. The Company's net interest spread on a tax equivalent basis decreased three basis points to 3.32% for the three months ended September 30, 2018 from 3.35% for the comparable period in 2017.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2018		2017
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$432,807	5.44%	$372,993	5.52%	$59,814	$744
Mortgage-Backed Securities	195,986	2.76	206,353	2.47	$(10,367)	76
Investment Securities(2)	197,876	2.68	216,271	2.80	$(18,395)	(189)
Overnight Time and Certificates of Deposit	7,528	1.34	2,783	0.90	$4,745	19
Total Interest-Earning Assets	$834,197	4.12%	$798,400	3.98%	$35,797	$650
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% and 34% for the quarters ended September 30, 2018 and 2017, respectively. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $84,573 and $188,924 for the quarters ended September 30, 2018 and 2017, respectively.

Total tax equivalent interest income increased $650,000 or 8.2% to $8.6 million during the quarter ended September 30, 2018 compared to $7.9 million during the same period in 2017. This increase was primarily the result of a $35.8 million increase in average interest-earning assets combined with an increase of 14 basis points in the average yield on interest-earning assets. Total interest income on loans increased $744,000 or 14.4% to $5.9 million during the quarter ended September 30, 2018 from $5.1 million during the comparable period in 2017. The increase was the result of a $59.8 million or 16.0% increase in the average loan portfolio balance offset partially by a decrease of eight basis points in the average yield on loans. Interest income from MBS increased $76,000 or 6.0% to $1.4 million during the quarter ended September 30, 2018 due to an increase of 29 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities decreased $189,000 or 12.5% to $1.3 million during the quarter ended September 30, 2018 due to an $18.4 million or 8.5% decrease in the average balance of the investment securities portfolio combined with a decrease of 12 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2018		2017
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$360,644	0.36%	$343,898	0.18%	$16,746	$174
Savings Accounts	48,570	0.12	41,551	0.10	7,019	3
Certificate Accounts	237,851	1.19	232,619	0.87	5,232	203
FHLB Advances and Other Borrowed Money	52,651	1.19	60,930	1.08	(8,279)	(7)
Note Payable	4,317	4.80	10,477	4.04	(6,160)	(54)
Junior Subordinated Debentures	5,155	4.13	5,155	3.02	—	14
Senior Convertible Debentures	6,064	8.00	6,069	8.00	(5)	—
Total Interest-Bearing Liabilities	$715,252	0.80%	$700,699	0.63%	$14,553	$333
(1) Annualized

Total interest expense increased $333,000 or 30.3% to $1.4 million during the three months ended September 30, 2018 compared to $1.1 million for the same period in 2017. The increase was attributable to increases in interest rates paid and a $14.6 million or 2.1% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $380,000 or 57.1% to $1.0 million during the three months ended September 30, 2018 compared to $666,000 for the same period in 2017. The increase was attributable to a 22 basis point increase in the average cost of deposit accounts combined with a $29.0 million or 4.7% increase in average interest-bearing deposits to $647.1 million for the three months ended September 30, 2018 compared to $618.1 million for the three months ended September 30, 2017.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below shows the changes in the allowance for loan losses for the quarters ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
Beginning Balance	$8,611,176	$8,202,632
Provision for Loan Losses	150,000	100,000
Charge-offs	(172,492)	(259,438)
Recoveries	13,394	125,994
Net Charge-offs	(159,098)	(133,444)
Ending Balance	$8,602,078	$8,169,188
Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.0%	2.1%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	68.3%	82.6%
Impaired Loans	$12,595,869	$9,890,138
Gross Loans Receivable, Held For Investment (1)	$431,844,768	$382,610,246
Total Loans Receivable, Net	$423,979,788	$375,711,468
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net charge-offs of $159,000 for the quarter ended September 30, 2018 compared to net charge-offs of $133,000 for the comparable period in 2017. There was $150,000 provision for loan losses recorded during the quarter ended September 30, 2018 compared to $100,000 in provision expense during the third quarter of 2017. The provision for loan losses increased due to higher loan balances and nonperforming loans.
Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.
Management believes the allowance for loan losses is adequate based on its best estimates of the probable losses inherent in the loan portfolio, although there can be no guarantee these estimates will not be proven incorrect in the future. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future.

Non-Interest Income
Non-interest income decreased $292,000 or 12.4% to $2.1 million for the three months ended September 30, 2018 compared to $2.4 million for the three months ended September 30, 2017. The following table summarizes the changes in non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Gain on Sale of Investment Securities	$—	$79,363	$(79,363)	(100.0)%
Gain on Sale of Loans	345,396	373,636	(28,240)	(7.6)
Service Fees on Deposit Accounts	262,821	274,717	(11,896)	(4.3)
Commissions From Insurance Agency	196,817	172,074	24,743	14.4
BOLI Income	135,000	788,133	(653,133)	(82.9)
Trust Income	249,000	186,000	63,000	33.9
Check Card Fee Income	320,708	282,686	38,022	13.5
Grant Income	318,102	—	318,102	100.0
Other	241,837	205,524	36,313	17.7
Total Non-Interest Income	$2,069,681	$2,362,133	$(292,452)	(12.4)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income decreased primarily due to a decrease in BOLI income. During the quarter ended September 30, 2017, the Bank recognized $654,000 in death benefits received in addition to $134,000 in income related to an increase in the cash surrender value of the policies. There were no death benefits received during the same period in 2018. This decrease was partially offset by $318,000 in grant income received from a Bank Enterprise Award grant from the United States Department of the Treasury during the third quarter of 2018 in recognition of the Company's continued commitment to community development in economically distressed areas. No grant income was received during the same period of 2017.

There were no investment securities sold during the third quarter of 2018; and therefore, no gain on sale of investment securities during the period compared to a net gain of $79,000 during the same quarter last year. Trust income increased $63,000 due to an increase in assets under management.

Non-Interest Expense
For the quarter ended September 30, 2018, non-interest expense decreased $152,000 or 2.3% to $6.4 million compared to $6.6 million for the same period in 2017. The following table summarizes the changes in non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Compensation and Employee Benefits	$4,032,245	$3,872,102	$160,143	4.1%
Occupancy	586,527	569,024	17,503	3.1
Advertising	181,663	120,033	61,630	51.3
Depreciation and Maintenance of Equipment	575,750	569,839	5,911	1.0
FDIC Insurance Premiums	72,837	64,518	8,319	12.9
Net (Benefit) Cost of Operation of OREO	(203,104)	105,172	(308,276)	(293.1)
Other	1,171,664	1,268,449	(96,785)	(7.6)
Total Non-Interest Expense	$6,417,582	$6,569,137	$(151,555)	(2.3)%

Compensation and employee benefits expenses increased $160,000 or 4.1% to $4.0 million for the quarter ended September 30, 2018 compared to $3.9 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees.

The Company had a net benefit of $203,000 from the operation of OREO properties during the quarter ended September 30, 2018 compared to a net cost of $105,000 during the quarter ended September 30, 2017. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $240,000 in net gain on sales of OREO properties and write-downs of $6,000 during the third quarter of 2018 compared to net gain on sales of $5,000 and write-downs of $50,000 during the third quarter of 2017.

Other non-interest expenses decreased $97,000, or 7.6% to $1.2 million for the three months ended September 30, 2018 compared to $1.3 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes increased $26,000 or 5.9% to $471,000 for the three months ended September 30, 2018 from $445,000 for the same period in 2017. Income before income taxes was $2.6 million for the three months ended September 30, 2018 compared to $2.3 million for the same three month period in 2017. The Company’s combined federal and state effective income tax rate for the current quarter was 18.3% compared to 19.0% for the same quarter one year ago.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30, 2018 and 2017

Net Income
Net income increased $648,000 or 12.9% to $5.7 million for the nine months ended September 30, 2018 when compared to the same nine month period in 2017. The increase in earnings was primarily due to an increase in net interest income combined with a decrease in the provision for income tax expense. These items were partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income increased $1.3 million or 7.0% to $20.4 million for the nine months ended September 30, 2018 compared to $19.1 million for the same period last year. During the nine months ended September 30, 2018, average interest earning assets increased $39.4 million or 5.0% to $821.3 million from $781.9 million for the nine months ended September 30, 2017. Average interest-bearing liabilities also increased by $21.7 million or 3.2% to $709.6 million for the nine months ended September 30, 2018 from $687.9 million for the same period in 2017. The Company's net interest margin increased to 3.36% for the nine months ended September 30, 2018 compared to 3.35% for the nine months ended September 30, 2017. The net interest spread on a tax equivalent basis decreased two basis points to 3.26% for the nine months ended September 30, 2018 from 3.28% for the comparable period in 2017.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2018		2017
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$421,795	5.36%	$363,918	5.44%	$57,877	$2,116
Mortgage-Backed Securities	198,421	2.65	203,907	2.32	$(5,486)	391
Investment Securities(2)	196,191	2.45	207,925	2.74	$(11,734)	(670)
Overnight Time & Certificates of Deposit	4,882	1.16	6,177	0.75	$(1,295)	8
Total Interest-Earning Assets	$821,289	3.95%	$781,927	3.87%	$39,362	$1,845
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% and 34% for the nine months ended September 30, 2018 and 2017, respectively. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $252,950 and $550,269 for the nine months ended September 30, 2018 and 2017, respectively.

Total tax equivalent interest income increased $1.8 million or 8.1% to $24.6 million during the nine months ended September 30, 2018 from $22.7 million for the same period in 2017. This increase was primarily the result of a $39.4 million or 5.0% increase in average interest earning assets combined with an increase of eight basis points in the average yield on interest-earning assets. Total interest income on loans increased $2.1 million or 14.3% to $17.0 million during the nine months ended September 30, 2018 from $14.8 million for the same period in 2017. The increase was a result of a $57.9 million or 15.9% increase in the average loan portfolio to $421.8 million from $363.9 million for the same period in 2017, which was partially offset by a decrease of eight basis points in the average yield on loans. Interest income from mortgage-backed securities increased $391,000 or 11.0% to $3.9 million for the nine months ended September 30, 2018 from $3.6 million for the same period in 2017. The increase was the result of an increase of 33 basis points in the average MBS portfolio yield, which was partially offset by a $5.5 million or 2.7% decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities decreased $670,000 or 15.6% to $3.6 million for the nine months ended September 30, 2018 from $4.3 million for the same period in 2017 due to a $11.7 million decrease in the average balance of investment securities combined with a decrease of 29 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2018		2017
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$354,309	0.29%	$340,876	0.17%	$13,433	$349
Statement Savings Accounts	46,216	0.11	39,796	0.10	6,420	8
Certificates Accounts	233,486	1.06	227,674	0.82	5,812	454
FHLB Advances and Other Borrowed Money	58,660	1.17	56,486	0.97	2,174	103
Note Payable	5,709	4.46	11,809	3.71	(6,100)	(138)
Junior Subordinated Debentures	5,155	3.81	5,155	2.87	—	36
Senior Convertible Debentures	6,064	8.00	6,079	8.00	(15)	(1)
Total Interest-Bearing Liabilities	$709,599	0.73%	$687,875	0.60%	$21,724	$812
(1) Annualized

Interest expense increased $812,000 or 26.4% to $3.9 million during the nine months ended September 30, 2018 compared to $3.1 million for the same period in 2017. The increase in total interest expense was attributable to increases in interest rates paid combined with a $21.7 million or 3.2% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $811,000 or 43.7% to $2.7 million during the nine months ended September 30, 2018 compared to $1.9 million for the same period last year. The increase was attributable to an increase of 15 basis points in the average cost of deposit accounts combined with a $25.7 million or 4.2% increase in the average balance of interest-bearing deposits to $634.0 million for the nine months ended September 30, 2018 compared to $608.3 million for the nine months ended September 30, 2017.

Interest expense on FHLB advances and other borrowings increased $103,000 or 25.2% to $513,000 during the nine months ended September 30, 2018 from $410,000 during the same period in 2017 due to an increase of 20 basis points in the average cost combined with a $2.2 million or 3.8% increase in the average balance of FHLB advances and other borrowed money to $58.7 million during the nine months ended September 30, 2018 from $56.5 million for the same period last year.

Provision for Loan Losses

There was $150,000 in provision for loan losses recorded during the nine months ended September 30, 2018 compared to $100,000 for the same period in 2017. The provision for loan losses increased due to higher loan balances and nonperforming loans. The Company had net recoveries of $230,000 for the nine months ended September 30, 2018 compared to net charge-offs of $287,000 during the comparable period in 2017. The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning Balance	$8,221,618	$8,356,231
Provision for Loan Losses	150,000	100,000
Charge-offs	(319,856)	(514,685)
Recoveries	550,316	227,642
Net Recoveries (Charge-offs)	230,460	(287,043)
Ending Balance	$8,602,078	$8,169,188

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income decreased $66,000 or 1.1% to $5.9 million for the nine months ended September 30, 2018, compared to $5.8 million for the nine months ended September 30, 2017. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Gain on Sale of Investment Securities	$436,304	$707,902	$(271,598)	(38.4)%
Gain on Sale of Loans	999,045	894,053	104,992	11.7
Service Fees on Deposit Accounts	770,493	776,469	(5,976)	(0.8)
BOLI Income	405,000	1,028,133	(623,133)	(60.6)
Commissions From Insurance Agency	525,153	451,311	73,842	16.4
Trust Income	725,000	554,000	171,000	30.9
Check Card Fee Income	966,365	838,302	128,063	15.3
Grant Income	318,102	—	318,102	100.0
Other	712,785	542,250	170,535	31.4
Total Non-Interest Income	$5,858,247	$5,792,420	$65,827	1.1%
Net gain on sale of investment securities was $436,000 during the nine months ended September 30, 2018, a decrease of $272,000 or 38.4% compared to a net gain of $708,000 during the same period last year. The Company sold 23 investment securities during the nine months ended September 30, 2018 compared to 36 investment securities sold during the same period last year. Gain on sale of loans increased $105,000 or 11.7% to $999,000 for the nine months ended September 30, 2018 compared to $894,000 during the same period in 2017 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale.
BOLI income decreased $623,000 or 60.6% to $405,000 during the nine months ended September 30, 2018 from $1.0 million for the same period in 2017. During the nine months ended September 30, 2017, the Bank recognized $654,000 in death benefits received in addition to $374,000 in income related to accrued interest credited to the cash surrender value underlying the BOLI policies. The Company did not receive any death benefit proceeds during 2018; all BOLI income recognized was related to changes in the cash surrender value of the policies.
As discussed above, the Company received $318,000 in grant income during the nine months ended September 30, 2018 compared to none in the same period last year.
Trust income increased $171,000 or 30.9% due to an increase in assets under management. Check card fee income increased $128,000 or 15.3% reflecting higher transaction volume. Other non-interest income increased $171,000.

Non-Interest Expense
For the nine months ended September 30, 2018, non-interest expense increased $912,000 or 5.0% to $19.2 million compared to $18.3 million for the same period in 2017. The following table summarizes the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amounts	Percent
Compensation and Employee Benefits	$11,683,664	$10,916,386	$767,278	7.0%
Occupancy	1,677,970	1,661,661	$16,309	1.0
Advertising	455,753	391,742	$64,011	16.3
Depreciation and Maintenance of Equipment	1,673,470	1,541,460	$132,010	8.6
FDIC Insurance Premiums	206,218	168,707	$37,511	22.2
Net Benefit of Operation of OREO	(362,864)	(96,730)	$(266,134)	275.1
Other	3,842,576	3,681,552	$161,024	4.4
Total Non-Interest Expense	$19,176,787	$18,264,778	$912,009	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Compensation and employee benefits expenses were $11.7 million for the nine months ended September 30, 2018, an increase of $767,000 or 7.0% from $10.9 million during the same period last year. The increase was due to general annual cost of living increases combined with a slight increase in employees. The Company had an average of 221 full time equivalent employees during the nine months ended September 30, 2018 compared to an average of 217 during the nine months ended September 30, 2017.

The Company had a net benefit of $363,000 from the operation of OREO properties during the nine months ended September 30, 2018 compared to a net benefit of $97,000 during the nine months ended September 30, 2017. The Company recorded $548,000 in net gain on sales of OREO properties and write-downs of $56,000 during the first nine months of 2018 compared to net gain on sales of $322,000 and write-downs of $68,000 during the same period in 2017.

Depreciation and maintenance of equipment increased $132,000 or 8.6% primarily due to additional capital expenses related to our two newest branches in Evans, Georgia and Ridge Spring, South Carolina.

Provision For Income Taxes
The provision for income taxes decreased $215,000 or 14.2% to $1.3 million for the nine months ended September 30, 2018 from $1.5 million for the same period in 2017 primarily due to the reduction in federal corporate income tax rates effective January 1, 2018. Income before taxes was $7.0 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s combined federal and state effective income tax rate was 18.7% for the nine months ended September 30, 2018 compared to 23.2% for the same period in 2017.

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

During the nine months ended September 30, 2018 loan disbursements exceeded loan repayments resulting in a $33.5 million or 8.6% increase in total net loans receivable. Also during the nine months ended September 30, 2018, deposits increased $48.9 million or 7.0% and FHLB advances decreased $12.7 million or 24.5%. The Bank had $229.1 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2018, the Bank had $153.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2018, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 16.5%, 9.9%, 16.5%, and 17.8%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.6%, 9.3%, 15.5%, and 16.8%, respectively, at September 30, 2018.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2018.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$745	$1,905	$27,523	$30,173	$54,478	$84,651
Standby Letters of Credit	—	—	1,545	1,545	—	1,545
Total	$745	$1,905	$29,068	$31,718	$54,478	$86,196

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

For the nine months ended September 30, 2018, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.26%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	November 14, 2018	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 14, 2018	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements