Form 10-K
period 2018-12-31
SECURITY FEDERAL CORP
filed 2019-03-22
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

As of March 22, 2019, there were issued and outstanding 2,955,357 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2018, was $49.1 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2018. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

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

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the Securities and Exchange Commission's  ("SEC") website (www.sec.gov) for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Other than an investor’s own internet access charges, these filings are available free of charge at the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

At December 31, 2018, the Company had assets of $912.6 million, deposits of $767.5 million and shareholders' equity of $80.5 million.

The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 16 branch offices in Aiken, Lexington, Richland and Saluda counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. The Bank will open its 17th branch office in Augusta, Georgia in 2019.

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

Security Federal has one active wholly owned subsidiary, Security Federal Insurance Inc. ("SFINS"), which is an insurance agency subsidiary that offers auto, business, health and home insurance. SFINS also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries. Security Federal also has one inactive subsidiary, Security Financial Services Corporation.

Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Company’s 2018 Annual Report to Shareholders (“Annual Report”).

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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$72,501	16.2%	$71,867	17.7%	$72,366	19.5%	$70,762	20.7%	$75,099	21.5%
Owner occupied residential construction	13,246	3.0	12,440	3.1	9,858	2.6	8,074	2.4	4,049	1.2
Total residential real estate loans	85,747	19.2	84,307	20.8	82,224	22.1	78,836	23.1	79,148	22.7
Commercial loans:
Commercial business	28,087	6.3	26,778	6.6	16,279	4.4	12,514	3.7	10,564	3.0
Commercial real estate	268,688	60.2	228,818	56.4	208,958	56.2	187,934	55.0	196,107	56.1
Multi-family	7,272	1.6	8,996	2.2	13,641	3.7	12,149	3.6	13,424	3.8
Total commercial loans	304,047	68.1	264,592	65.2	238,878	64.3	212,597	62.2	220,095	62.9
Consumer loans:
Deposit account	491	0.1	647	0.1	400	0.1	487	0.1	627	0.2
Home equity lines	27,732	6.2	28,690	7.1	24,615	6.6	24,163	7.1	24,157	6.9
Consumer first and second mortgages	3,954	0.9	4,827	1.2	5,527	1.5	6,959	2.0	7,905	2.3
Premium finance	4,896	1.1	4,904	1.2	4,250	1.1	3,409	1.0	3,260	0.9
Other	19,835	4.4	17,694	4.4	15,876	4.3	15,362	4.5	14,442	4.1
Total consumer loans	56,908	12.7	56,762	14	50,668	13.6	50,380	14.7	50,391	14.4
Total loans	446,702	100.0%	405,661	100.0%	371,770	100.0%	341,813	100.0%	349,634	100.0%
Less:
Loans in process	7,225		6,805		3,526		2,903		1,379
Deferred fees and discount	252		142		165		62		24
Allowance for loan losses	9,171		8,221		8,356		8,275		8,357
Total loans receivable	$430,054		$390,493		$359,723		$330,573		$339,874

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$17,473	3.9%	$17,746	4.3%	$17,336	4.7%	$14,158	4.1%	$12,832	3.7%
Commercial business and commercial real estate	264,654	59.2	222,952	55.0	203,032	54.6	180,285	52.7	185,862	53.2
Consumer	25,447	5.7	24,407	6.0	22,310	6.0	22,286	6.5	21,983	6.2
Total fixed rate loans	$307,574	68.9	$265,105	65.3	$242,678	65.3	$216,729	63.4	$220,677	63.1
Adjustable rate loans
Residential real estate	$68,274	15.3	$66,561	16.4	$64,888	17.5	$64,678	18.9	$66,316	19.0
Commercial business and commercial real estate	39,393	8.8	41,640	10.3	35,846	9.6	32,312	9.5	34,233	9.8
Consumer	31,461	7.0	32,355	8.0	28,358	7.6	28,094	8.2	28,408	8.1
Total adjustable rate loans	139,128	31.1	140,556	34.7	129,092	34.7	125,084	36.6	128,957	36.9
Total loans	$446,702	100.0%	$405,661	100.0%	$371,770	100.0%	$341,813	100.0%	$349,634	100.0%
Less
Loans in process	$7,225		$6,805		$3,526		$2,903		$1,379
Deferred fees and discounts	252		142		165		62		24
Allowance for loan losses	9,171		8,221		8,356		8,275		8,357
Total loans receivable	$430,054		$390,493		$359,723		$330,573		$339,874

As of December 31, 2018, the total amount of loans due after December 31, 2019, which have predetermined or fixed interest rates was $212.8 million, and the total amount of loans due after that date which have floating or adjustable interest rates was $126.3 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2018.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction	Consumer	Commercial Construction and A&D	Commercial Business and Other Commercial Real Estate	Total Loans
	(In Thousands)
Six months or less (1)	$2,988	$10,765	$10,942	$35,478	$17,525	$77,698
Over six months to one year	330	2,394	983	8,405	18,189	30,301
Over one year to three years	696	87	5,491	13,763	72,706	92,743
Over three to five years	1,498	—	7,901	5,065	74,516	88,980
Over five to ten years	1,522	—	10,911	6,107	43,123	61,663
Over ten years	65,467	—	20,680	1,298	7,872	95,317
Total	$72,501	$13,246	$56,908	$70,116	$233,931	$446,702
__________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and personal line of credit loans.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$24,625	$21,676	$19,851	$14,298	$11,758
Fixed rate - residential real estate (1)	42,940	42,069	35,435	24,181	23,617
Consumer	22,268	21,466	18,441	11,540	10,635
Commercial business and commercial real estate	204,940	168,474	190,914	130,241	116,169
Total loans originated/ renewed	294,773	253,685	264,641	180,260	162,179
Loans Purchased	253	5,500	5,005	—	—
Less:
Loans Sold:
Fixed rate - residential real estate	45,345	41,977	33,654	23,583	22,986
Adjustable rate- residential real estate	—	—	—	—	—
Fixed rate - commercial real estate	—	100	—	—	—
Transfers to OREO	436	581	1,026	4,363	1,638
Principal repayments	208,205	182,636	205,009	160,135	160,540
Increase (decrease) in other items, net	1,480	3,121	807	1,481	(3,942)
Net increase (decrease)	$39,560	$30,770	$29,150	$(9,302)	$(19,043)
__________
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

Total fee income (including amounts amortized to income as yield adjustments) received by the Bank from loan originations was $726,000 for the year ended December 31, 2018.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$21	$(13)	$23	$23	$23

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.1%	(0.1)%	0.1%	0.2%	0.2%

Net deferred mortgage loan origination fees (costs) in loan portfolio at end of period	$359	$13	$(27)	$18	$23
__________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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
Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2018, Security Federal sold $45.3 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2018, the Bank had $1.8 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2018, the Bank's legal lending limit under this restriction was $14.8 million.  At that date, the Bank's largest loan relationship to a single borrower was $11.7 million, comprised of three loans for commercial properties. These loans were performing in accordance with their repayment terms at December 31, 2018.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2018, the Board approved an increase in the Bank's lending limit to a single borrower to 15% of unimpaired capital.

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
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2018, the Bank had $991,000 in outstanding commitments on mortgage loans not yet closed compared to $1.3 million at December 31, 2017. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $83.7 million at December 31, 2018.  See Note 18 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Residential Real Estate Lending.  At December 31, 2018 the Bank had $85.7 million or 19.2% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. When they do not, mitigating factors are present to make it a sound loan. During the year ended December 31, 2018, the Bank originated $67.6 million in residential real estate loans, 36.5% of which had adjustable interest rates. At December 31, 2018, residential ARMs totaled $68.3 million or 15.3% of the Bank's loan portfolio. At December 31, 2018, the Bank also held approximately $17.5 million or 3.9% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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

Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2018, residential construction loans on one- to four-family dwellings to owner-occupants totaled $13.2 million, or 3.0%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 3.25% to 6.25% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2018, the Bank had $28.1 million, or 6.3% of its total loan portfolio, in commercial business loans.  A total of $762,000, or 2.7% of these loans were unsecured at December 31, 2018.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family speculative dwellings or pre-sold homes, land lots, income property developments, and undeveloped land.  At December 31, 2018, the Bank had $276.0 million, or 61.8% of its total loan portfolio, in commercial real estate loans and multi-family loans. Included in these loans at December 31, 2018 was $23.7 million in A&D loans with terms of typically two to three years. Also included in commercial real estate loans was $12.3 million in loans for the construction of single family dwellings to builders with a term of typically one year.

Multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2018, the Bank had $7.3 million, or 1.6% of its total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2018.

	Aiken County, SC	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$83,005	$82,374	$65,163	$38,146	$268,688
Multi-family	5,176	1,331	765	—	7,272
Commercial business	11,616	6,779	4,947	4,745	28,087
Total	$99,797	$90,484	$70,875	$42,891	$304,047

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

Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In order to minimize the risks associated with this type of loan, the Bank generally limits the maximum loan-to-value ratio for commercial real estate to a range of 65% to 80%, based on appraisals of the property at the time of the loan by appraisers designated by the Bank, and strictly scrutinizes the credit history, financial condition and cash flow of the borrower, the quality of the collateral and the expertise of management of the property securing the loan.

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

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending by the Bank's regulators. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from none to 2.5%.

In 2012, the Bank instituted interest rate floors, which currently range from 3.25% to 4.25%, on new originations and a maximum loan-to-value ratio of 80% if the first mortgage was originated by Security Federal and 70% if the first mortgage was originated by another lender.  At December 31, 2018, the Bank had $27.7 million of home equity lines of credit outstanding and $26.0 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2018, the Bank had $56.9 million, or 12.7% of its loan portfolio, in consumer loans.

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

The Bank also has a credit card program.  As of December 31, 2018, the Bank had issued 3,712 Mastercard credit cards with total approved credit lines of $8.4 million, of which $2.6 million was outstanding on that date.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2018.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	—	$—	12	$1,557	42	$556	5	$205	$2,318
60 - 89 days	4	332	3	424	10	248	5	106	1,110
90 days and over	4	498	13	1,635	7	1,120	2	19	3,272
Total delinquent loans	8	$830	28	$3,616	59	$1,924	12	$330	$6,700

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

At December 31, 2018, $14.6 million of the total loan balance were classified "substandard" compared to $11.7 million at December 31, 2017. At December 31, 2018, $20.4 million were designated as "special mention" compared to $23.8 million at December 31, 2017. At December 31, 2018, $60.6 million were designated as “caution” compared to $60.1 million at December 31, 2017. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2018 and 2017. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2018, there were $1.4 million in TDRs compared to $4.1 million at December 31, 2017.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2018, the Bank had $1.4 million in TDRs which involved restructuring the borrower's interest rate or principal on a loan or making other concessions on loans at a rate materially less than the market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$332	$—	$—	$1,144	$1,087
Consumer	248	85	120	282	91
Commercial Business	106	102	69	—	100
Commercial Real Estate	424	365	256	930	1,095
Total	$1,110	$552	$445	$2,356	$2,373
Total as a percentage of total assets	0.12%	0.06%	0.05%	0.29%	0.29%

Loans Delinquent 90 or more Days or Non-Accruing Loans :
Residential Real Estate	$2,085	$1,949	$2,488	$3,307	$3,061
Consumer	1,275	319	242	576	574
Commercial Business	124	109	145	178	247
Commercial Real Estate	3,564	3,341	2,640	2,973	9,860
Total	$7,048	$5,718	$5,515	$7,034	$13,742
Total as a percentage of total assets	0.77%	0.66%	0.68%	0.88%	1.66%
TDRs (1)	$1,369	$4,114	$4,595	$6,714	$9,630
OREO	$722	$1,116	$2,721	$4,361	$3,230
Allowance for loan losses	$9,171	$8,221	$8,356	$8,275	$8,357
__________
(1) Includes three loans with a combined balance of $419,000 at December 31, 2018 that are also included in the Non-Accruing Loans section of this table.

Non-performing loans increased $1.3 million or 23.3% to $7.0 million at December 31, 2018 from $5.7 million at December 31, 2017. The largest increase in non-performing loans was in the consumer loans category, which increased $956,000 or 299.7% to $1.3 million at December 31, 2018 compared to $319,000 at December 31, 2017. Non-performing consumer loans at December 31, 2018 consisted of 12 loans to 12 borrowers with an average loan balance of $106,000, the largest of which was a home equity line of credit with a balance of $843,000.

Non-performing commercial real estate loans increased $224,000 or 6.7% to $3.6 million at December 31, 2018 from $3.3 million at December 31, 2017. The balance in non-performing commercial real estate loans at December 31, 2018 consisted of 18 loans to 15 borrowers with an average loan balance of $198,000 compared to 24 loans to 20 borrowers with an average loan balance of $139,000 at December 31, 2017. Of the non-performing commercial real estate loans at December 31, 2018, $3.3 million consisted of 14 loans secured by commercial buildings or first mortgages on principal residences throughout the Bank's market area to 12 different borrowers. Loans secured by principal residences are considered commercial real estate if they were business purpose loans. The remaining non-performing commercial real estate loans at December 31, 2018 consisted of $18,000 for one acquisition and development loan and $235,000 for three loans secured by raw land to three separate borrowers. At December 31, 2018, our largest non-performing commercial real estate loan had a balance of $1.4 million and is secured by a commercial building.

Non-performing loans within the residential real estate loan category increased $136,000 or 7.0% to $2.1 million at December 31, 2018 from $1.9 million at December 31, 2017. Non-performing residential real estate loans at December 31, 2018 consisted of 14 loans to 14 borrowers with an average loan balance of $149,000, the largest of which was $374,000. At December 31, 2017, non-performing residential real estate loans consisted of 17 loans to 17 borrowers with an average loan balance of $146,000, the largest of which was $352,000.

At December 31, 2018, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2018, the interest income not recognized that would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $760,000 compared to $830,000 for the year ended December 31, 2017.  For the year ended

December 31, 2018 actual interest recorded on these loans was $329,000 compared to $214,000 for the year ended December 31, 2017.

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

The Bank did not modify any loans that were considered to be TDRs during the year ended December 31, 2018. The Bank had seven loans totaling $1.4 million at December 31, 2018 which were TDRs modified in prior years, compared to eight TDRs totaling $4.1 million at December 31, 2017. The seven TDRs consisted of one unsecured consumer loan with a balance of $12,000 and six commercial real estate loans to five separate borrowers, the largest of which had a balance of $482,000 at December 31, 2018. The commercial real estate loans were secured primarily by first mortgages on one single family residence, two lots, one commercial building and three churches.

At December 31, 2018, one TDR, restructured during a previous year, with a balance of $374,000 was in default. All remaining TDRs were current at December 31, 2018. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible borrower credit issues that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2018 and 2017, the Bank had identified $27.9 million and $29.7 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $722,000 at December 31, 2018 and consisted of the following real estate properties: three single-family residences, 14 acres of residential land, and three parcels of commercial land located throughout our market areas in South Carolina.

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

At December 31, 2018, the allowance for loan losses or reserve was $9.2 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $361.0 million, or 80.8% of the total loan portfolio, at December 31, 2018.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2018, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.48%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.

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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Balance at beginning of period	$8,221	$8,356	$8,275	$8,358	$10,242
Provision for loan losses	925	300	500	—	450
Charge-offs:
Residential real estate	46	212	197	217	359
Commercial business and commercial real estate	385	435	524	773	2,383
Consumer	225	184	242	527	372
Total charge-offs	656	831	963	1,517	3,114
Recoveries:
Residential real estate	2	2	11	94	136
Commercial business and commercial real estate	569	319	446	1,186	585
Consumer	110	75	87	154	59
Total recoveries	681	396	544	1,434	780
Balance at end of period	$9,171	$8,221	$8,356	$8,275	$8,358
Ratio of net (recoveries) charge-offs to average loans outstanding during the period	(0.01)%	0.11%	0.12%	0.02%	0.66%

The following table summarizes the distribution of the Bank's allowance for loan losses at the dates indicated.  The entire allowance is available to absorb losses from all loan categories.

	December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in Thousands)
Residential Real Estate	$1,190	13.0%	$1,233	15.0%	$1,360	16.3%	$1,323	16.0%	$1,392	16.7%
Consumer	1,204	13.1	1,145	13.9	997	11.9	1,063	12.8	887	10.6
Commercial Business	924	10.1	1,011	12.3	883	10.6	774	9.4	159	1.9
Commercial Real Estate	5,853	63.8	4,832	58.8	5,116	61.2	5,115	61.8	5,920	70.8
Total	$9,171	100.0%	$8,221	100.0%	$8,356	100.0%	$8,275	100.0%	$8,358	100.0%

Subsidiaries

At December 31, 2018, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $6.5 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

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

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Interest bearing deposit at FHLB	$311	$238	$179	$490	$2,252
Certificates of deposits at financial institutions	1,200	1,950	2,445	3,445	2,095
Total other investments	$1,511	$2,188	$2,624	$3,935	$4,347
Investment Securities:
Available for Sale:
FHLB securities	$—	$—	$998	$1,932	$13,247
Federal Farm Credit Bank ("FFCB") bonds	—	—	—	1,988	5,668
Fannie Mae bonds	—	—	—	1,004	1,004
Student Loan Pools	12,886	8,522	—	—	—
Small Business Administration ("SBA") bonds	125,447	124,248	101,906	111,417	108,127
Tax exempt municipal bonds	61,330	62,356	71,535	76,066	62,495
Taxable municipal bonds	1,978	1,997	1,991	—	—
Equity securities	155	155	368	310	307
Total securities available for sale	$201,796	$197,278	$176,798	$192,717	$190,848
Held to Maturity:
FHLB securities	$—	$1,997	$—	$—	$—
Freddie Mac bonds	977	986	—	—	—
Total securities held to maturity	$977	$2,983	$—	$—	$—
Total securities (1)	$202,773	$200,261	$176,798	$192,717	$190,848
FHLB stock	2,204	2,932	2,777	2,215	3,145
Total securities and FHLB stock (1)	$204,977	$203,193	$179,575	$194,932	$193,993
__________
(1)      Does not include mortgage-backed securities.

At December 31, 2018, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2018, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 21% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  SBA bonds are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2018
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
GSE securities	$998	2.05%	$—	—%	$—	—%	$—	—%	$998	2.05%
Student Loan pools	12,934	3.09	—	—	—	—	—	—	$12,934	3.09
SBA bonds	110,463	3.03	632	2.59	6,094	2.80	8,588	2.96	125,777	3.01
Tax exempt municipal bonds	506	1.70	8,232	3.57	44,750	3.02	6,654	4.05	60,142	3.19
Taxable municipal bonds	—	—	1,998	2.83	—	—	—	—	1,998	2.83
FHLB stock (1)	2,204	6.59	—	—	—	—	—	—	2,204	6.59
Other equity securities	155	4.49	—	—	—	—	—	—	155	4.49
Total (2)	$127,260	3.08%	$10,862	3.38%	$50,844	3.00%	$15,242	3.44%	$204,208	3.10%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $207.9 million and a yield of 2.93%.

For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Mortgage-backed Securities.  Security Federal has a portfolio of available for sale and held to maturity mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.  Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans.

The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value and the held to maturity portfolio at amortized cost at the dates indicated.

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Available for sale, at fair value:
Freddie Mac	$48,771	$34,931	$32,084	$29,973	$41,348
Fannie Mae	25,934	23,756	24,219	30,518	36,882
Ginnie Mae	80,232	102,106	109,222	118,539	160,623
Private Label	29,523	26,903	19,736	3,767	—
Total	$184,460	$187,696	$185,261	$182,797	$238,853
Held to maturity, at cost:
Freddie Mac	$6,256	$6,857	$7,836	$7,604	$—
Fannie Mae	3,109	1,280	1,436	1,761	—
Ginnie Mae	13,274	15,946	16,312	20,508	—
Total	$22,639	$24,083	$25,584	$29,873	$—

At December 31, 2018, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricing, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2018.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								December 31, 2018
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$10,921	1.55%	$1,338	4.51%	$720	4.20%	$16,105	3.27%	$29,084	2.70%
Freddie Mac	2,153	3.00	7,451	2.45	4,032	2.87	41,917	2.75	55,553	3.02
Ginnie Mae	47,068	2.93	1,770	3.11	2,331	2.99	42,469	2.71	93,638	2.86
Private Label	22,003	3.15	—	—	—	—	7,652	3.01	29,655	3.23
Total	$82,145	2.81%	$10,559	2.82%	$7,083	3.04%	$108,143	3.04%	$207,930	2.93%

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes.  In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below and Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

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

At December 31, 2018, the Bank had $33.1 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the deposit balances at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2018:
Savings accounts 0% - 0.14%	$48,392	6.3%	$42,927	6.1%	$36,523	5.6%	$31,192	4.8%	$28,623	4.3%
NOW accounts 0% - 1.98%	219,515	28.6	197,435	28.1	171,133	26.1	155,766	23.9	143,422	21.7
Money market funds 0% - 2.23%	261,136	34.0	231,653	33.0	230,902	35.3	229,017	35.1	234,819	35.6
Total non-certificates	$529,043	68.9%	$472,015	67.2%	$438,558	67.0%	$415,975	63.8%	$406,864	61.6%

Certificates:
0.00-1.99%	$190,867	24.9%	$228,982	32.6%	$214,903	32.9%	$227,235	34.8%	$227,473	34.5%
2.00-2.99%	47,587	6.2	1,110	0.2	642	0.1	8,887	1.4	25,605	3.9
3.00-3.99%	—	—	—	—	—	—	—	—	173	—
Total certificates	238,454	31.1%	230,092	32.8%	215,545	33.0%	236,122	36.2%	253,251	38.4%
Total deposits	$767,497	100.0%	$702,107	100.0%	$654,103	100.0%	$652,097	100.0%	$660,115	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2018, Jumbo CDs constituted $151.5 million or 19.7% of the Bank's total deposits.  At December 31, 2018, the Bank held $36.3 million in public funds which consisted of $31.0 million in certificates of deposit and $5.3 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Opening balance	$702,107	$654,103	$652,097	$660,115	$658,697
Net deposits	65,390	48,004	2,006	(8,018)	1,418
Ending balance	767,497	702,107	654,103	652,097	660,115
Net increase (decrease)	$65,390	$48,004	$2,006	$(8,018)	$1,418
Percent increase (decrease)	9.31%	7.34%	0.31%	(1.21)%	0.22%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2018.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2019	$54,938	$2,000	$56,938
June 30, 2019	27,721	6,360	34,081
September 30, 2019	28,762	7,203	35,965
December 31, 2019	21,687	12,101	33,788
March 31, 2020	13,081	2,929	16,010
June 30, 2020	7,281	6,037	13,318
September 30, 2020	5,062	4,271	9,333
December 31, 2020	3,478	1,191	4,669
March 31, 2021	8,468	381	8,849
June 30, 2021	4,156	573	4,729
September 30, 2021	6,568	2,702	9,270
December 31, 2021	827	316	1,143
Thereafter	8,838	1,523	10,361
Total	$190,867	$47,587	$238,454

The following table summarizes the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2018.

Maturity Period	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Three months or less	$40,274	$319,943
Over three through six months	22,607	—
Over six through twelve months	40,633	—
Over twelve months	48,026	—
Total	$151,540	$319,943

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2018, the Bank had $34.0 million in outstanding advances from the FHLB of Atlanta.  See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2018, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 4.49% at December 31, 2018.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

On October 31, 2016, the Company repurchased all 22,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) from the United States Department of the Treasury (“U.S. Treasury”) for $21.3 million plus accrued but unpaid interest of $93,000 for a total payment of $21.4 million. In connection with this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan will mature on October 1, 2019 and accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 4.95% at December 31, 2018. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

The following table sets forth the maximum month-end balance and average balance of all borrowings for the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Maximum Balance:
FHLB advances	$61,618	$51,680	$56,500	$47,300	$90,300
Other borrowings	14,258	13,096	12,598	10,340	10,781
Note payable	8,500	13,000	14,000	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,064	6,084	6,084	6,084	6,084
Average Balance:
FHLB advances	$42,971	$45,779	$40,848	$37,484	$70,739
Other borrowings	13,230	11,517	9,318	8,560	9,450
Note payable	5,089	11,120	2,369	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,064	6,075	6,084	6,084	6,084

At December 31, 2018, the Bank had $10.7 million in retail repurchase agreements with an average rate of 0.25%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Balance at Year End:
FHLB advances	$34,030	$51,680	$48,395	$34,640	$52,900
Other borrowings	10,698	11,307	9,338	6,412	8,523
Note payable	2,363	8,500	13,000	—	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Senior convertible debentures	6,064	6,064	6,084	6,084	6,084

Weighted Average Interest Rate at Year End:
FHLB advances	1.66%	1.34%	1.05%	3.87%	3.87%
Other borrowings	0.25	0.15	0.15	0.15	0.15
Note payable	4.95	3.95	3.45	—	—
Junior subordinated debentures	4.49	2.66	2.21	1.94	—
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	1.49%	1.21%	1.71%	3.52%	3.71%
Other borrowings	0.24	0.15	0.15	0.15	0.18
Note payable	4.56	3.78	3.26	—	—
Junior subordinated debentures	3.91	2.93	2.42	2.02	1.96
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Lexington, Richland and Saluda, South Carolina, and Columbia County, Georgia through its 16 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Ridge Spring, Wagener, and West Columbia, South Carolina, and Evans, Georgia.
Security Federal faces strong competition both in originating loans and in attracting deposits.  Competition in originating loans comes primarily from other commercial banks, federal savings institutions, mortgage bankers and credit unions who also make loans in the Bank's market area, and more recently, financial technology (or “FinTech”) companies.
The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it makes and the quality of services it provides to borrowers.
The Bank faces substantial competition in attracting deposits from federal savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Therefore, competition for those deposits is principally from federal savings institutions, credit unions and commercial banks located in the same communities. FinTech companies also compete for consumer deposit relationships. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, online/mobile services, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Personnel

At December 31, 2018, the Company employed 211 full-time and 22 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2018	Company	Bank
J. Chris Verenes	62	Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Roy G. Lindburg	58	President	—
Richard T. Harmon	63	—	President
Jessica T. Cummins	38	Chief Financial Officer	Chief Financial Officer

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

Roy G. Lindburg was appointed President of the Company effective June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President and appointed to the Company's and the Bank's Boards of Directors in 2005. Prior to joining Security Federal, Mr. Lindburg was employed by Keokuk Bancshares/First Community Bank in Keokuk, Iowa from 1986 to 1994. Mr. Lindburg is a Certified Public Accountant.

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

Jessica T. Cummins was appointed Chief Financial Officer of the Company and the Bank effective June 2014. Prior to that, she served as the Treasurer of the Bank since 2007. She was appointed to the Company’s and the Bank’s respective Boards of Directors in 2018. Prior to joining the Bank, Ms. Cummins was employed by Elliott Davis LLC in their Financial Services practice, specializing in financial institutions with an emphasis on publicly traded companies. Ms. Cummins is a Certified Public Accountant.

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
2018 Regulatory Reform

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as Sound Community Bank, and their holding companies.
The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds that ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.
The Act also expands the category of holding companies that may rely on the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement of the Federal Reserve by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2018, the Bank paid $278,000 in FDIC premiums. The assessment base for these premiums is the Bank’s total average consolidated assets less average tangible capital.
Under the FDIC's regulations, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
In addition, federally insured institutions are required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980's. For the quarter ended December 31, 2018, the FICO assessment rate was 0.32 basis points (annualized) of the assessment base, computed on assets. These assessments will continue until the remaining bonds have matured in September 2019. For 2018, the Bank incurred approximately $24,000 in these assessments.
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

At December 31, 2018, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Effective January 1, 2015 (with certain provisions phased in over several years), the Bank became subject to new capital adequacy requirements adopted by the Federal Reserve and the FDIC, which created a new required ratio for CET1 capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, increasing each year until fully phased in on January 1, 2019.
To be considered well capitalized, a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.
At December 31, 2018, the Bank met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions.
The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
The FDIC has the authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. For a complete description of the Bank's required and actual capital levels on December 31, 2018, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2018, the Bank had $34.0 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $270.6 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2018, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 6.16% for the year ended December 31, 2018; 4.96% for the year ended December 31, 2017 and 4.70% for the year ended December 31, 2016.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have in the past affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB of Atlanta stock in the future. A reduction in value of the Bank's FHLB of Atlanta stock may result in a decrease in net income and possibly the Bank's capital.

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

Community Reinvestment Act. The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency's assessment of a bank's record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. The Bank received an "outstanding" rating during its most recent examination.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2018, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Privacy Standards. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their clients. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

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

Capital Requirements. As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

The Dodd-Frank Act. Among other requirements, the Dodd-Frank Act requires public companies, like the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Jumpstart Our Business Startups ("JOBS") Act. The JOBS Act was signed into law on April 5, 2012 and allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold. The SEC issued proposed rules on August 29, 2012 and on December 18, 2014 and has also mandated rules under Title III of the JOBS Act. The Company's Board continues to evaluate the costs and advantages and disadvantages of being an SEC registered company and the effects of deregistering its shares of common stock, including among other things, the resulting decrease in the liquidity of its shares.

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
Distributions.  To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income.  Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.  The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 21% corporate income tax rate (exclusive of state and local taxes).  See "Regulation - Regulation of the Bank - Dividends” for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.
Corporate Alternative Minimum Tax.  The Tax Cuts and Jobs Act (the “Tax Act”) effective January 1, 2018, repealed the corporate alternative minimum tax (AMT), allowing corporations to fully apply any unused AMT credit. At December 31, 2017, the Company had no AMT credit carryforward to apply against the 2018 tax liability.
Net Operating Loss Carryovers. Under the Tax Act, a financial institution may carryforward net operating losses indefinitely. As of December 31, 2018, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $21,000.
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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.10% of total loans outstanding and 118.0% of non-performing assets at December 31, 2018.

The Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss (CECL) which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2019. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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
At December 31, 2018, our non-performing assets (which consist of non-accruing loans and OREO) were $7.8 million, or 0.9% of total assets. Our non-performing assets adversely affect our net income in various ways:

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
At December 31, 2018, commercial and multifamily real estate loans were $276.0 million or 62.0% of our total loan portfolio. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Consequently, this could materially adversely affect our future earnings. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets.

Our construction and land loans are based upon estimates of costs and the value of the completed project.
We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2018, commercial construction and A&D loans totaled $70.1 million or 15.7% of our total loan portfolio.
At that date, A&D loans were $23.7 million or 5.3% of our total loan portfolio. At December 31, 2018, included in our commercial real estate loan portfolio was $12.3 million, or 2.8% of our total loan portfolio, in loans for the speculative construction of single family dwellings to builders. At December 31, 2018, our residential loan portfolio included $13.2 million or 3.0% of our total loan portfolio of owner occupied residential construction loans.
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
A&D loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There was one non-performing A&D loan with a balance of $18,000 at December 31, 2018. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2018, $28.1 million or 6.3% of our total loans were commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2018, total commercial real estate loans represented 287% of risk based capital plus the excess allowance for loan losses. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2018, we did not incur any other-than-temporary impairments on our securities portfolio.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular, the Federal Reserve Board. The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to 2.50% at December 31, 2018. The Federal Reserve could make additional increases in interest rates during 2019, subject to economic conditions. If the Federal Reserve increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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
A sustained increase in market interest rates could adversely affect our earnings. A substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $139.1 million or 31.1% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2018, and approximately $86.4 million, or 62.1%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.  At December 31, 2018, the weighted average floor interest rate of these loans was 4.26%.  At that date, approximately $19.7 million, or 22.8%, of these loans were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of our interest-earning assets, including our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2018, $36.3 million of our deposits were public funds.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on an institution's operations, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
The significant federal and state banking regulations that affect us are described in this report under “Business - Regulation” in Item 1 of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT Act and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and beneficial owners of accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions.
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
In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2018, the Federal Reserve increased the targeted Fed Funds rate by 25 basis points for the fourth time within a year and intends further increases during 2019 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.
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
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2018, Security Federal owned the buildings and land for 11 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased five of the remaining six offices, including its main office.  The remaining branch, located in Ridge Spring, is neither owned or leased; however, Security Federal has made some capital improvements to the building, which had a net book value of $28,000 at December 31, 2018. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $16.7 million at December 31, 2018.  At December 31, 2018, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.6 million.  In addition to the properties related to current Company offices, Security Federal owned four other properties at December 31, 2018.  The four properties consist of (i) two lots owned for future branch sites located in Aiken County, South Carolina and Richland County, South Carolina, which had a combined book value of $1.3 million at December 31, 2018, (ii) another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2018, (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $256,000 at December 31, 2018, and (iv) a property consisting of land and a building located in Augusta, Georgia, which will be a future branch opening in 2019. The building is currently being renovated and had a net book value of $1.3 million at December 31, 2018.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2018.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:
238 Richland Avenue, N.W. Aiken, South Carolina	Leased	2026	2006	3,840	$589,000

Full Service Branch Offices:
100 Laurens Street, N.W. Aiken, South Carolina	Leased	2026	1959	3,840	584,000
1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	736,000
313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	687,000
1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	12,700
Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2017	1993 (1)	3,576	13,000
2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	73,000
4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,271,000
118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	202,000
1185 Sunset Boulevard West Columbia, South Carolina	Leased	2025	2000	10,000	48,000
2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,118,000
5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	820,000
1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	395,000
7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,421,000
1790 Dutch Fork Road Ballentine, South Carolina	Owned	N/A	2015	3,453	2,873,000
5133 Washington Rd Evans, Georgia	Owned	N/A	2017	13,500	4,400,000
636 East Main Street Ridge Spring, South Carolina	(4)	N/A	2018	N/A	28,000

Operations Center:
871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	14,460	912,000
____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which was renewed in 2018 and has options through 2063.

(3)	Security Federal has a lease which expires in 2027, but has options through 2047.

(4)	Security Federal does not own or lease the branch located in Ridge Spring. The property is owned by the Town of Ridge Spring.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. The Company’s stock is traded on the Over-The-Counter-Bulletin Board under the symbol “SFDL.OB.” As of December 31, 2018, the Company had approximately 277 shareholders of record, not including shares held in street name, and 2,953,896 outstanding shares of common stock.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2018.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2013.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Security Federal Corporation	$100.00	$152.20	$188.01	$313.93	$284.13	$259.94
NASDAQ Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
SNL Bank Index	$100.00	$111.79	$113.69	$143.65	$169.64	$140.98

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2018 and December 31, 2017*
Consolidated Statements of Income For the Years Ended December 31, 2018, 2017 and 2016*
Consolidated Statements of Comprehensive (Loss) Income For the Years Ended December 31, 2018, 2017 and 2016*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2018, 2017 and 2016*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016*
Notes to Consolidated Financial Statements*

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2018 is effective.

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(d)	Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2018.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Stock Option Plan	—	$—	—
2008 Equity Incentive Plan	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

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
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

(9)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-102337) and incorporated herein by reference.

(10)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(11)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-155295) and incorporated herein by reference.

(12)	Filed on March 28, 2018, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 23, 2008.

(14)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 22, 2019	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 22, 2019
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 22, 2019
Jessica T. Cummins
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 22, 2019
Roy G. Lindburg
President and Director

By:	/s/Richard T. Harmon	March 22, 2019
Richard T. Harmon
Director and President of Security Federal Bank

By:	/s/Timothy W. Simmons	March 22, 2019
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 22, 2019
Frank M. Thomas, Jr.
Director

By:		March 22, 2019
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 22, 2019
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 22, 2019
Thomas L. Moore
Director

By:	/s/William Clyburn	March 22, 2019
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 22, 2019
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

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements