Form 10-Q
period 2019-03-31
SECURITY FEDERAL CORP
filed 2019-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [ X ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Smaller reporting company [ X ]
Non-accelerated filer [ X ]	Emerging growth company [ ]
Accelerated filer [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 14, 2019	2,955,357

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$19,120,091	$12,705,910
Certificates of Deposit with Other Banks	950,010	1,200,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	402,351,692	386,255,837
Held To Maturity ("HTM") (Fair Value of $23,519,093 and $23,249,400 at March 31, 2019 and December 31, 2018, Respectively)	23,437,877	23,638,013
Total Investments and Mortgage-Backed Securities	425,789,569	409,893,850
Loans Receivable, Net:
Held For Sale	2,436,445	1,781,985
Held For Investment (Net of Allowance of $8,798,555 and $9,171,717 at March 31, 2019 and December 31, 2018, Respectively)	426,877,148	428,271,532
Total Loans Receivable, Net	429,313,593	430,053,517
Accrued Interest Receivable:
Loans	1,329,109	1,257,683
Mortgage-Backed Securities	604,260	591,849
Investment Securities	1,880,548	1,877,844
Total Accrued Interest Receivable	3,813,917	3,727,376
Operating Lease Right-of-Use Assets	2,992,371	—
Premises and Equipment, Net	25,219,317	24,174,707
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,926,400	2,204,000
Other Real Estate Owned ("OREO")	809,341	722,442
Bank Owned Life Insurance ("BOLI")	21,372,893	21,237,893
Goodwill	1,199,754	1,199,754
Other Assets	4,697,041	5,494,800
Total Assets	$937,204,297	$912,614,259
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$788,848,166	$767,496,707
Advance Payments By Borrowers for Taxes and Insurance	412,542	258,505
Advances From FHLB	26,000,000	34,030,000
Other Borrowings	14,044,252	10,698,429
Note Payable	1,512,500	2,362,500
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,044,000	6,064,000
Operating Lease Liabilities	2,996,063	—
Other Liabilities	7,000,524	6,030,685
Total Liabilities	$852,013,047	$832,095,826
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,156,290 and 2,955,357, Respectively, at March 31, 2019 and 3,154,829 and 2,953,896, Respectively, at December 31, 2018	$31,563	$31,548
Additional Paid-In Capital	12,267,335	12,235,341
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income (Loss) ("AOCI")	2,790,008	(27,909)
Retained Earnings	74,433,056	72,610,165
Total Shareholders' Equity	$85,191,250	$80,518,433
Total Liabilities and Shareholders' Equity	$937,204,297	$912,614,259

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest Income:
Loans	$6,003,502	$5,389,487
Mortgage-Backed Securities	1,549,122	1,315,420
Investment Securities	1,413,993	1,060,666
Other	64,205	8,248
Total Interest Income	9,030,822	7,773,821
Interest Expense:
NOW and Money Market Accounts	485,473	187,205
Savings Accounts	16,326	11,553
Certificate Accounts	912,660	537,561
FHLB Advances and Other Borrowed Money	157,110	191,022
Note Payable	23,777	76,671
Senior Convertible Debentures	120,880	121,280
Junior Subordinated Debentures	57,410	43,685
Total Interest Expense	1,773,636	1,168,977
Net Interest Income	7,257,186	6,604,844
Provision For Loan Losses	100,000	—
Net Interest Income After Provision For Loan Losses	7,157,186	6,604,844
Non-Interest Income:
Gain on Sale of Investment Securities	290,768	436,304
Gain on Sale of Loans	174,283	286,003
Service Fees on Deposit Accounts	252,017	257,179
Commissions From Insurance Agency	151,300	179,225
Trust Income	258,600	232,500
BOLI Income	135,000	135,000
Check Card Fee Income	342,334	307,046
Grant Income	259,615	—
Other	331,915	210,763
Total Non-Interest Income	2,195,832	2,044,020
Non-Interest Expense:
Compensation and Employee Benefits	4,179,034	3,809,124
Occupancy	552,233	551,268
Advertising	172,684	188,672
Depreciation and Maintenance of Equipment	610,357	540,297
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	73,176	66,786
Net (Recovery) Cost of Operation of OREO	(92,114)	38,733
Other	1,249,145	1,324,066
Total Non-Interest Expense	6,744,515	6,518,946
Income Before Income Taxes	2,608,503	2,129,918
Provision For Income Taxes	519,630	399,801
Net Income	2,088,873	1,730,117
Net Income Per Common Share (Basic)	$0.71	$0.59
Net Income Per Common Share (Diluted)	$0.67	$0.56
Cash Dividend Per Share on Common Stock	$0.09	$0.09
Weighted Average Shares Outstanding (Basic)	2,954,515	2,953,180
Weighted Average Shares Outstanding (Diluted)	3,256,715	3,257,532

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$2,088,873	$1,730,117
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities AFS, Net of Taxes of $998,996 and $(896,557) at March 31, 2019 and 2018, Respectively	3,046,017	(2,742,899)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $72,692 and $109,076 at March 31, 2019 and 2018, Respectively	(218,076)	(327,228)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(3,341) and $(10,865) at March 31, 2019 and 2018, Respectively	(10,024)	(25,677)
Other Comprehensive Income (Loss), Net of Tax	2,817,917	(3,095,804)
Comprehensive Income (Loss)	$4,906,790	$(1,365,687)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	1,730,117	1,730,117
Other Comprehensive Loss, Net of Tax	—	—	—	(3,095,804)	—	(3,095,804)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	4	8,015	—	—	—	8,019
Cash Dividends on Common Stock	—	—	—	—	(265,889)	(265,889)
Balance at March 31, 2018	$31,543	$12,220,859	$(4,330,712)	$447,409	$67,930,798	$76,299,897

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,088,873	$1,730,117
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	390,743	358,865
Discount Accretion and Premium Amortization	1,292,404	1,466,178
Provision for Loan Losses	100,000	—
Earnings on BOLI	(135,000)	(135,000)
Gain on Sales of Loans	(174,283)	(286,003)
Gain on Sales of Mortgage-Backed Securities ("MBS")	—	(181,034)
Gain on Sales of Investment Securities	(290,768)	(255,270)
Gain on Sales of OREO	(110,302)	(11,846)
Write Down on OREO	—	10,000
Amortization of Operating Lease Right-of-Use Assets	98,141	—
Amortization of Deferred Loan Costs	41,739	16,384
Proceeds From Sale of Loans Held For Sale	7,131,184	10,210,795
Origination of Loans Held For Sale	(7,611,361)	(9,280,320)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(71,426)	(153,927)
MBS	(12,411)	44,673
Investment Securities	(2,704)	108,442
Increase in Advance Payments By Borrowers	154,037	157,842
Decrease in Other, Net	736,821	438,231
Net Cash Provided By Operating Activities	$3,625,687	$4,238,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(13,971,139)	$(10,238,188)
Proceeds from Payments and Maturities of MBS AFS	7,665,227	9,160,773
Proceeds from Sale of MBS AFS	—	17,007,024
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	149,162	724,785
Purchase of Investment Securities AFS	(21,531,244)	(14,115,856)
Proceeds from Payments and Maturities of Investment Securities AFS	7,989,484	7,736,448
Proceeds from Sale of Investment Securities AFS	6,555,400	11,563,456
Proceeds from Payments and Maturities of Investment Securities HTM	—	2,000,000
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,000	—
Purchase of FHLB Stock	(1,698,100)	(2,186,200)
Redemption of FHLB Stock	1,975,700	2,585,300
Decrease (Increase) in Loans Receivable	812,445	(26,711,520)
Proceeds From Sale of OREO	463,603	122,261
Purchase and Improvement of Premises and Equipment	(1,435,353)	(401,741)
Net Cash Used By Investing Activities	$(12,774,815)	$(2,753,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$21,351,459	$14,559,833
Proceeds from FHLB Advances	54,180,000	80,660,000
Repayment of FHLB Advances	(62,210,000)	(91,340,000)
Increase in Other Borrowings, Net	3,345,823	2,472,293
Repayment of Note Payable	(850,000)	(2,300,000)
Proceeds from Employee Stock Options Exercised	—	8,019
Proceeds from Employee Stock Purchases	12,009	—
Dividends to Common Stock Shareholders	(265,982)	(265,889)
Net Cash Provided By Financing Activities	$15,563,309	$3,794,256
Net Increase in Cash and Cash Equivalents	6,414,181	5,278,925
Cash and Cash Equivalents at Beginning of Period	12,705,910	10,319,624
Cash and Cash Equivalents at End of Period	$19,120,091	$15,598,549

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,401,916	$1,033,699
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$3,090,512	$—
Initial Recognition of Operating Lease Liabilities	$3,090,512	$—
Transfers From Loans Receivable to OREO	$440,200	$78,600
Other Comprehensive Income (Loss)	$2,817,917	$(3,095,804)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2018 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2018 included in our 2018 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2019. All of the options outstanding at March 31, 2018 had an exercise price below the average market price during the three months ended March 31, 2018. Therefore, these options were considered to be dilutive to EPS in that period. Diluted EPS also assumes the convertible debentures were converted into 302,200 and 303,200 shares of common stock at the beginning of the three month periods ended March 31, 2019 and 2018, respectively. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2019			2018
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,088,873	2,954,515	$0.71	$1,730,117	2,953,180	$0.59
Effect of Dilutive Securities:
Stock Options	—	—	—	—	1,152	—
Senior Convertible Debentures	90,660	302,200	(0.04)	90,960	303,200	(0.03)
Diluted EPS	$2,179,533	3,256,715	$0.67	$1,821,077	3,257,532	$0.56

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2019, the Company had no remaining options outstanding and there was no activity during the three months ended March 31, 2019.

The following is a summary of the activity under the Company’s stock option plans for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018
	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,500	$22.91
Options Exercised	350	22.91
Balance, End of Period	4,150	$22.91

Options Exercisable	4,150

Options Available For Grant	50,000

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$23,106,586	$3,230	$198,158	$22,911,658
Small Business Administration (“SBA”) Bonds	124,885,470	601,258	620,733	124,865,995
Tax Exempt Municipal Bonds	57,215,772	2,614,780	41,776	59,788,776
Taxable Municipal Bonds	1,998,145	21,833	11,393	2,008,585
Mortgage-Backed Securities	191,277,150	2,203,203	858,675	192,621,678
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$398,638,123	$5,444,304	$1,730,735	$402,351,692

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,934,037	$20,713	$69,249	$12,885,501
SBA Bonds	125,777,016	560,352	890,837	125,446,531
Tax Exempt Municipal Bonds	60,141,164	1,518,974	329,769	61,330,369
Taxable Municipal Bonds	1,998,258	3,546	23,919	1,977,885
Mortgage-Backed Securities	185,291,038	1,073,432	1,903,919	184,460,551
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$386,296,513	$3,177,017	$3,217,693	$386,255,837

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2019, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $78.2 million and $78.7 million, respectively, compared to an amortized cost and fair value of $80.4 million and $80.2 million, respectively, at December 31, 2018.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2019 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $29.3 million and $29.4 million, respectively, compared to an amortized cost and fair value of $29.7 million and $29.5 million, respectively, at December 31, 2018.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2019
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$705,143	$704,499
After One – Five Years	9,216,491	9,265,443
After Five – Ten Years	56,550,252	56,822,621
More Than Ten Years	140,889,087	142,937,451
Mortgage-Backed Securities	191,277,150	192,621,678
Total Available For Sale	$398,638,123	$402,351,692

At March 31, 2019 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $120.6 million and $121.4 million, respectively, compared to an amortized cost and fair value of $111.8 million and $111.7 million, respectively, at December 31, 2018.

The Company received $6.6 million and $28.6 million in gross proceeds from sales of available for sale securities during the three months ended March 31, 2019 and 2018, respectively. As a result, the Company recognized gross gains of $299,000 and $503,000 during the three months ended March 31, 2019 and 2018, respectively, with $8,000 and $67,000 gross losses recognized for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$17,131,812	$168,380	$2,032,349	$29,778	$19,164,161	$198,158
SBA Bonds	35,333,244	267,120	35,412,231	353,613	70,745,475	620,733
Tax Exempt Municipal Bonds	—	—	3,314,589	41,776	3,314,589	41,776
Taxable Municipal Bonds	—	—	992,670	11,393	992,670	11,393
Mortgage-Backed Securities	8,460,843	91,024	65,439,351	767,651	73,900,194	858,675
	$60,925,899	$526,524	$107,191,190	$1,204,211	$168,117,089	$1,730,735

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$8,384,145	$69,249	$—	$—	$8,384,145	$69,249
SBA Bonds	59,496,936	479,955	25,054,861	410,882	84,551,797	890,837
Tax Exempt Municipal Bonds	4,585,849	91,281	9,626,613	238,488	14,212,462	329,769
Taxable Municipal Bond	—	—	980,520	23,919	980,520	23,919
Mortgage-Backed Securities	38,168,598	249,050	81,947,249	1,654,869	120,115,847	1,903,919
	$110,635,528	$889,535	$117,609,243	$2,328,158	$228,244,771	$3,217,693

Securities classified as available for sale are recorded at fair market value.  At March 31, 2019 and December 31, 2018, 47.1% and 72.4% of the unrealized losses, representing 86 and 92 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2019.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,656	$—	$7,071	$991,585
Mortgage-Backed Securities (1)	22,439,221	186,240	97,953	22,527,508
Total Held To Maturity	$23,437,877	$186,240	$105,024	$23,519,093

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC Bond	$998,541	$—	$20,564	$977,977
Mortgage-Backed Securities (1)	22,639,472	78,281	446,330	22,271,423
Total Held To Maturity	$23,638,013	$78,281	$466,894	$23,249,400
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At March 31, 2019, the Bank held an amortized cost and fair value of $13.1 million and $13.2 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $13.3 million and $13.1 million, respectively, at December 31, 2018. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At March 31, 2019, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $19.6 million and $19.7 million, respectively, compared to an amortized cost and fair value of $19.8 million and $19.4 million, respectively, at December 31, 2018.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2019
Investment Securities HTM:	Amortized Cost	Fair Value
One – Five Years	$998,656	$991,585
Mortgage-Backed Securities	22,439,221	22,527,508
Total Held to Maturity	$23,437,877	$23,519,093

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$—	$—	$991,585	$7,071	$991,585	$7,071
Mortgage-Backed Securities (1)	—	—	10,534,027	97,953	10,534,027	97,953
	$—	$—	$11,525,612	$105,024	$11,525,612	$105,024
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$—	$—	$977,977	$20,564	$977,977	$20,564
Mortgage-Backed Securities (1)	—	—	16,855,973	446,330	16,855,973	446,330
	$—	$—	$17,833,950	$466,894	$17,833,950	$466,894
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2019	December 31, 2018
Residential Real Estate Loans	$86,508,157	$83,965,416
Consumer Loans	56,212,590	56,907,555
Commercial Business Loans	28,427,888	28,086,686
Commercial Real Estate Loans	273,552,017	275,960,438
Total Loans Held For Investment	444,700,652	444,920,095
Loans Held For Sale	2,436,445	1,781,985
Total Loans Receivable, Gross	$447,137,097	$446,702,080
Less:
Allowance For Loan Losses	8,798,555	9,171,717
Loans in Process	8,680,994	7,225,271
Deferred Loan Fees	343,955	251,575
	17,823,504	16,648,563
Total Loans Receivable, Net	$429,313,593	$430,053,517

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at March 31, 2019 and December 31, 2018.

March 31, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$77,770,778	$3,657,026	$1,091,391	$3,988,962	$86,508,157
Consumer	45,985,872	7,487,826	599,885	2,139,007	56,212,590
Commercial Business	23,245,346	4,525,430	325,536	331,576	28,427,888
Commercial Real Estate	203,448,112	48,830,506	16,260,392	5,013,007	273,552,017
Total	$350,450,108	$64,500,788	$18,277,204	$11,472,552	$444,700,652

December 31, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$75,558,544	$3,369,776	$958,354	$4,078,742	$83,965,416
Consumer	46,948,251	6,899,912	567,682	2,491,710	56,907,555
Commercial Business	22,670,318	4,708,036	339,533	368,799	28,086,686
Commercial Real Estate	204,197,354	45,653,796	18,492,785	7,616,503	275,960,438
Total	$349,374,467	$60,631,520	$20,358,354	$14,555,754	$444,920,095

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at March 31, 2019 and December 31, 2018:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$666,320	$—	$94,128	$760,448	$85,747,709	$86,508,157
Consumer	671,814	239,996	141,911	1,053,721	55,158,869	56,212,590
Commercial Business	70,744	63,631	13,108	147,483	28,280,405	28,427,888
Commercial Real Estate	699,591	—	2,457,894	3,157,485	270,394,532	273,552,017
Total	$2,108,469	$303,627	$2,707,041	$5,119,137	$439,581,515	$444,700,652

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$332,000	$497,713	$829,713	$83,135,703	$83,965,416
Consumer	555,798	247,894	1,120,462	1,924,154	54,983,401	56,907,555
Commercial Business	205,613	106,163	18,648	330,424	27,756,262	28,086,686
Commercial Real Estate	1,556,863	424,103	1,634,770	3,615,736	272,344,702	275,960,438
Total	$2,318,274	$1,110,160	$3,271,593	$6,700,027	$438,220,068	$444,920,095

At March 31, 2019 and December 31, 2018, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at March 31, 2019 compared to December 31, 2018:

	March 31, 2019		December 31, 2018		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$1,756,515	0.4%	$2,084,870	0.5%	$(328,355)	(15.7)%
Consumer	457,267	0.1	1,274,673	0.3	$(817,406)	(64.1)
Commercial Business	118,320	—	124,458	—	(6,138)	(4.9)
Commercial Real Estate	3,010,259	0.7	3,564,494	0.8	(554,235)	(15.5)
Total Non-accrual Loans	$5,342,361	1.2%	$7,048,495	1.5%	$(1,706,134)	(24.2)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,191,443	$1,203,593	$923,600	$5,853,081	$9,171,717
Provision for Loan Losses	(12,650)	4,806	55,446	52,398	100,000
Charge-Offs	(34,599)	(130,194)	(1,132)	(400,085)	(566,010)
Recoveries	3,476	43,000	14,068	32,304	92,848
Ending Balance	$1,147,670	$1,121,205	$991,982	$5,537,698	$8,798,555

	Three Months Ended March 31, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	(15,445)	(112,933)	138,940	(10,562)	—
Charge-Offs	(11,351)	(17,252)	(21,487)	—	(50,090)
Recoveries	207	27,520	—	4,761	32,488
Ending Balance	$1,207,254	$1,042,150	$1,128,680	$4,825,932	$8,204,016

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
March 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,147,670	$1,147,670
Consumer	72,314	1,048,891	1,121,205
Commercial Business	—	991,982	991,982
Commercial Real Estate	565,000	4,972,698	5,537,698
Total	$637,314	$8,161,241	$8,798,555

	Allowance For Loan Losses
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,191,443	$1,191,443
Consumer	73,662	1,129,931	1,203,593
Commercial Business	—	923,600	923,600
Commercial Real Estate	665,000	5,188,081	5,853,081
Total	$738,662	$8,433,055	$9,171,717

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
March 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,345,077	$85,163,080	$86,508,157
Consumer	210,749	56,001,841	56,212,590
Commercial Business	77,206	28,350,682	28,427,888
Commercial Real Estate	3,864,888	269,687,129	273,552,017
Total	$5,497,920	$439,202,732	$444,700,652

	Loans Receivable
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,700,861	$82,264,555	$83,965,416
Consumer	1,060,043	55,847,512	56,907,555
Commercial Business	77,206	28,009,480	28,086,686
Commercial Real Estate	6,526,015	269,434,423	275,960,438
Total	$9,364,125	$435,555,970	$444,920,095

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $6.7 million for the three months ended March 31, 2019 compared to $8.9 million for the three months ended March 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans by loan category at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. There was no allowance recorded related to any impaired loans at March 31, 2019.

	March 31, 2019			December 31, 2018
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,345,077	$1,345,077	$—	$1,700,861	$1,700,861	$—
Consumer	138,435	146,735	—	986,380	994,680	—
Commercial Business	77,206	972,206	—	77,206	972,206	—
Commercial Real Estate	2,867,898	3,660,285	—	5,084,458	6,116,761	—
With an Allowance Recorded:
Consumer	72,314	72,314	72,314	73,662	73,662	73,662
Commercial Real Estate	996,990	1,396,990	565,000	1,441,558	1,441,558	665,000
Total
Residential Real Estate	1,345,077	1,345,077	—	1,700,861	1,700,861	—
Consumer	210,749	219,049	72,314	1,060,042	1,068,342	73,662
Commercial Business	77,206	972,206	—	77,206	972,206	—
Commercial Real Estate	3,864,888	5,057,275	565,000	6,526,016	7,558,319	665,000
Total	$5,497,920	$7,593,607	$637,314	$9,364,125	$11,299,728	$738,662

	Three Months Ended March 31,
	2019		2018
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,361,079	$—	$1,757,575	$—
Consumer	984,528	—	180,610	—
Commercial Business	77,206	—	96,401	—
Commercial Real Estate	2,884,732	14,247	6,625,186	37,207
With an Allowance Recorded:
Consumer	72,651	—	—	—
Commercial Real Estate	1,319,274	—	253,905	340
Total
Residential Real Estate	1,361,079	—	1,757,575	—
Consumer	1,057,179	—	180,610	—
Commercial Business	77,206	—	96,401	—
Commercial Real Estate	4,204,006	14,247	6,879,091	37,547
Total	$6,699,470	$14,247	$8,913,677	$37,547

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Company may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") ASC Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Company grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.
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

TDRs included in impaired loans at March 31, 2019 and December 31, 2018 were $1.3 million and $1.4 million, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There were no new TDRs during the three months ended March 31, 2019 and 2018. At March 31, 2019, one TDR loan with a balance of $363,000 was in default. In comparison, at March 31, 2018, one TDR loan with a balance of $570,000 was in default. There were no TDRs, for which there was a payment default within the first 12 months of the modification during the three months ended March 31, 2019 and 2018. The Bank considers any loan 30 days or more past due to be in default.
The Company's policy with respect to accrual of interest on loans restructured as a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is probable. If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.
The Company closely monitors these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  The Company's policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the modified loan terms before that loan can be placed back on accrual status.  Further, the borrower must demonstrate the capacity to continue making payments on the loan prior to restoration of accrual status.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.6%, 9.3%, 15.5% and 16.8%, respectively, at March 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued
Based on its capital levels at March 31, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The table below provides the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	March 31, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,832	16.1%	$33,426	6.0%	$44,567	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	96,818	17.4%	44,567	8.0%	55,709	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	89,832	16.1%	25,069	4.5%	36,211	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,832	9.8%	36,756	4.0%	45,945	5.0%
	December 31, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,188	16.2%	$33,005	6.0%	$44,007	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	96,092	17.5%	44,007	8.0%	55,009	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	89,188	16.2%	24,754	4.5%	35,756	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,188	9.8%	36,486	4.0%	45,608	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2019 the Bank’s conservation buffer was 9.4%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments
GAAP requires the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet and to measure that fair value using an exit price notion, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2019, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2019 and December 31, 2018, the recorded investment in impaired loans was $5.5 million and $9.4 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$22,911,658	$—	$—	$12,885,501	$—
SBA Bonds	—	124,865,995	—	—	125,446,531	—
Tax Exempt Municipal Bonds	—	59,788,776	—	—	61,330,369	—
Taxable Municipal Bonds	—	2,008,585	—	—	1,977,885	—
Mortgage-Backed Securities	—	192,621,678	—	—	184,460,551	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$402,351,692	$—	$—	$386,255,837	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,436,445	$—	$2,436,445
Collateral Dependent Impaired Loans (1)	—	—	4,849,902	4,849,902
Foreclosed Assets	—	—	809,341	809,341
Total	$—	$2,436,445	$5,659,243	$8,095,688

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,781,985	$—	$1,781,985
Collateral Dependent Impaired Loans (1)	—	—	8,613,570	8,613,570
Foreclosed Assets	—	—	722,442	722,442
Total	$—	$1,781,985	$9,336,012	$11,117,997
(1) COLLATERAL IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $637,000 AND $739,000 AT MARCH 31, 2019 AND DECEMBER 31, 2018, RESPECTIVELY.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2019 or December 31, 2018.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$4,849,902	Appraised Value	Discount Rates/ Discounts to Appraised Values	3% - 97%
Foreclosed Assets	$809,341	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	14% - 100%

For assets and liabilities not presented on the balance sheet at fair value, the following methods are used to determine fair value:

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

FHLB Advances—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms.

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018 presented in accordance with the applicable accounting guidance.

March 31, 2019	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,120	$19,120	$19,120	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	425,790	425,871	—	425,871	—
Loans Receivable, Net	429,314	424,599	—	—	424,599
FHLB Stock	1,926	1,926	1,926	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$535,123	$535,123	$535,123	$—	$—
Certificate Accounts	253,735	252,129	—	252,129	—
Advances from FHLB	26,000	25,854	—	25,854	—
Other Borrowed Money	14,044	14,044	14,044	—	—
Note Payable	1,513	1,513	—	1,513	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2018	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$12,706	$12,706	$12,706	$—	$—
Certificates of Deposits with Other Banks	1,200	1,200	—	1,200	—
Investment and Mortgage-Backed Securities	409,894	409,505	—	409,505	—
Loans Receivable, Net	430,054	421,379	—	—	421,379
FHLB Stock	2,204	2,204	2,204	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$529,043	$529,043	$529,043	$—	$—
Certificate Accounts	238,454	236,103	—	236,103	—
Advances from FHLB	34,030	33,771	—	33,771	—
Other Borrowed Money	10,698	10,698	10,698	—	—
Note Payable	2,363	2,363	—	2,363	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

At March 31, 2019, the Bank had $93.1 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:
In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB further amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments also give entities another additional and optional method for transition to the new guidance and to provide lessors with a practical expedient. The amendments were effective for reporting periods beginning after December 15, 2018. The Company adopted the new standard and recorded a right-of use asset and lease liability of $3.1 million effective January 1, 2019. Additional disclosures required by the ASC have been included in "Note 13 - Leases."
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, the Company expects the allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
In March 2017, the FASB issued guidance on Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. The amendments were effective for the Company for reporting periods beginning after December 15, 2018. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued
In June 2018, the FASB amended the Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The guidance requires the awards to be measured at the grant-date fair value of the equity instrument. The new standard became effective for reporting periods beginning after December 15, 2018. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC to remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. The amendments will be effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2019, the FASB issued guidance to address concerns by lessors that are not manufacturers or dealers when assessing the fair value of underlying assets under the leases standard discussed above and to clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

12. Non-Interest Income

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of this guidance.
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

Trust Income
Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Bank does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Bank, there were no changes in the accounting for trust income at this time.

Gains/Losses on OREO Sales
Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

The following table presents the Company's non-interest income for the three months ended March 31, 2019 and 2018. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended March 31,
	2019	2018
Non-interest income:
Service fees on deposit accounts	$252,017	$257,179
Check card fee income	342,334	307,046
Trust income	258,600	232,500
Insurance commissions (1)	151,300	179,225
Gain on sale of investment securities, net (1)	290,768	436,304
Gain on sale of loans, net (1)	174,283	286,003
BOLI income (1)	135,000	135,000
Grant income (1)	259,615	—
Other non-interest income (1)	331,915	210,763
Total non-interest income	$2,195,832	$2,044,020
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the period ended March 31, 2019, the Company made cash payments in the amount of $111,000 for operating leases. The lease expense recognized during this period amounted to $114,000 and the lease liability was reduced by $94,000. The following table is a maturity analysis of the operating lease liabilities. The weighted average lease term is eight years and the weighted average discount rate used is 3.2%.

Year	Cash Payments	Lease Expense	Liability Reduction
2019	442,742	457,296	457,296
2020	433,909	448,034	448,034
2021	425,078	438,771	438,771
2022	436,496	438,771	438,771
2023	448,299	438,771	438,771
Thereafter	1,317,256	1,282,137	1,282,137
Total	3,503,780	3,503,780	3,503,780

14. Subsequent Events

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

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;

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

Some of these and other factors are discussed in the Company's 2018 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations.
Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2019 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2019 and December 31, 2018

Assets

Total assets increased $24.6 million or 2.7% to $937.2 million at March 31, 2019 from $912.6 million at December 31, 2018. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2019	December 31, 2018	Amount	Percent
Cash and Cash Equivalents	$19,120,091	$12,705,910	$6,414,181	50.5%
Certificates of Deposits with Other Banks	950,010	1,200,010	(250,000)	(20.8)
Investments and MBS – AFS	402,351,692	386,255,837	16,095,855	4.2
Investments and MBS – HTM	23,437,877	23,638,013	(200,136)	(0.8)
Loans Receivable, Net	429,313,593	430,053,517	(739,924)	(0.2)
OREO	809,341	722,442	86,899	12.0
Operating Lease Right-of-Use Assets	2,992,371	—	2,992,371	100.0
Premises and Equipment, Net	25,219,317	24,174,707	1,044,610	4.3
FHLB Stock	1,926,400	2,204,000	(277,600)	(12.6)
BOLI	21,372,893	21,237,893	135,000	0.6
Other Assets	4,697,041	5,494,800	(797,759)	(14.5)

Cash and cash equivalents increased $6.4 million or 50.5% to $19.1 million at March 31, 2019 from $12.7 million at December 31, 2018. The increase relates to the Bank's investment of $8.6 million in deposits through the Insured Cash Sweep or ICS service at March 31, 2019 compared to none at December 31, 2018.

Investment and mortgage-backed securities AFS increased $16.1 million or 4.2% to $402.4 million at March 31, 2019 from $386.3 million at December 31, 2018 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the quarter. Investment and mortgage-backed securities HTM decreased $200,000 or 0.8% to $23.4 million at March 31, 2019 from $23.6 million at December 31, 2018 as a result of maturities and principal paydowns.

Loans receivable, net, including loans held for sale, decreased $740,000 or 0.2% to $429.3 million at March 31, 2019 from $430.1 million at December 31, 2018. Consumer loans decreased $695,000 or 1.2% to $56.2 million at March 31, 2019 compared to $56.9 million at December 31, 2018. Commercial business loans increased $341,000 or 1.2% to $28.4 million at March 31, 2019 from $28.1 million at December 31, 2018 while commercial real estate loans decreased $2.4 million or 0.9% to $273.6 million at March 31, 2019 from $276.0 million at December 31, 2018. Residential real estate loans increased $2.5 million or 3.0% to $86.5 million at March 31, 2019 from $84.0 million at December 31, 2018. Loans held for sale increased $654,000 or 36.7% to $2.4 million at March 31, 2019 from $1.8 million at December 31, 2018.
OREO increased $87,000 or 12.0% to $809,000 at March 31, 2019 from $722,000 at December 31, 2018. The increase was due to the the addition of three OREO properties with a total book value of $390,000 during the three months ended March 31, 2019, which was partially offset by the sale of three OREO properties during the same three month period with a total book value of $354,000. At March 31, 2019, OREO consisted of the following real estate properties: three single-family residences, two lots within residential subdivisions, one parcel of commercial land, and one commercial building located throughout our market areas in Georgia and South Carolina.

Premises and equipment, net increased $1.0 million or 4.3% to $25.2 million at March 31, 2019 from $24.2 million at December 31, 2018 as result of our growth and recent expansion into the Augusta, Georgia market. The Bank’s newest branch, located in Augusta, Georgia, is under construction but scheduled to open later this year. It will be a full-service branch offering depository banking as well as commercial and consumer lending.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 2019, the Company adopted the amended Leases topic of the ASC 842. As a result of this standard, the Company recognized $3.1 million in right-of-use assets on that date. Currently, the Company has operating leases on six of its facilities that are accounted for under this standard. At March 31, 2019 these assets had a balance of $3.0 million. For additional information regarding the adoption of this topic, refer to Note 13 of the Notes to Consolidated Financial Statements included herein.

FHLB stock decreased $278,000 or 12.6% to $1.9 million at March 31, 2019 from $2.2 million at December 31, 2018 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.
The cash value of BOLI increased $135,000 or 0.6% to $21.4 million at March 31, 2019 from $21.2 million at December 31, 2018. The entire increase was a result of income recognized during the period due to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.
Other assets decreased $798,000 or 14.5% to $4.7 million at March 31, 2019 from $5.5 million at December 31, 2018. The decrease was primarily the result of a $923,000 decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio at March 31, 2019.

Liabilities
Deposit Accounts
Total deposits increased $21.4 million or 2.8% to $788.9 million at March 31, 2019 from $767.5 million at December 31, 2018. This growth was primarily due to an increase in checking accounts which increased $9.5 million during the first three months of 2019. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$228,988,540	0.01%	$219,515,207	0.09%	$9,473,333	4.3%
Money Market	255,975,877	0.85	261,136,008	0.65	(5,160,131)	(2.0)
Savings	50,158,824	0.15	48,391,799	0.14	1,767,025	3.7
Total	$535,123,241	0.43%	$529,043,014	0.31%	$6,080,227	1.1%
Certificate Accounts
0.00 – 0.99%	$55,927,489		$70,854,896		$(14,927,407)	(21.1)%
1.00 – 1.99%	103,340,318		120,011,938		(16,671,620)	(13.9)
2.00 – 2.99%	94,467,118		47,586,859		46,880,259	98.5
Total	$253,734,925	1.65%	$238,453,693	1.37%	$15,281,232	6.4%
Total Deposits	$788,858,166	0.82%	$767,496,707	0.64%	$21,361,459	2.8%

Included in certificate accounts were $40.7 million and $33.1 million in brokered deposits at March 31, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 2.03% and 1.86%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2019		December 31, 2018		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2019	15,500,000	1.48%	23,530,000	1.55%	(8,030,000)	(34.1)%
2020	10,500,000	1.91	10,500,000	1.91	—	—
Total Advances	$26,000,000	1.65%	$34,030,000	1.66%	$(8,030,000)	(23.6)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $74.8 million and $68.6 million, respectively, at March 31, 2019 and $79.1 million and $71.4 million, respectively, at December 31, 2018.
There were no callable FHLB advances at March 31, 2019. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $14.0 million in other borrowings (non-FHLB advances) at March 31, 2019, an increase of $3.3 million or 31.3% from $10.7 million at December 31, 2018. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.25% at both March 31, 2019 and December 31, 2018.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.5 million and $15.6 million, respectively, at March 31, 2019 and $16.7 million and $16.7 million, respectively, at December 31, 2018.

Note Payable
On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan accrues and pays interest quarterly at a floating rate of the Wall Street Journal Prime index minus 30 basis points, which was equal to 5.20% at March 31, 2019. The unpaid principal balance is payable in 11 consecutive quarterly payments of $437,500 each, with a balloon payment equal to the entire remaining principal balance due on October 1, 2019. At March 31, 2019, the remaining principal balance on the loan was $1.5 million.

The note has the following covenants with which the Bank must maintain compliance: the Bank must maintain a "Well Capitalized" rating in accordance with regulatory standards, a Risk-Based Capital Ratio of not less than 12.00%, a “Modified” Texas Ratio of not more than 30.00%, and an annual return on assets of at least 0.60%. The Bank is also required to maintain a loan loss reserve an amount deemed adequate by all federal and state regulatory authorities. Management of the Bank reviews these covenants quarterly for compliance. At March 31, 2019, management believes that the Bank was in compliance with all of these covenants.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 4.31% at March 31, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity

Shareholders’ equity increased $4.7 million or 5.8% to $85.2 million at March 31, 2019 from $80.5 million at December 31, 2018. The increase was attributable to net income of $2.1 million combined with a $2.8 million or 10,096.8% increase in accumulated other comprehensive income, net of tax during the three months ended March 31, 2019. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities during the first quarter of 2019. These increases in equity were partially offset by $266,000 in dividends paid to common shareholders during the three months ended March 31, 2019. Book value per common share was $28.83 at March 31, 2019 compared to $27.26 at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2019 and 2018

Net Income

Net income increased $359,000 or 20.7% to $2.1 million or $0.67 per diluted common share for the three months ended March 31, 2019 compared to $1.7 million or $0.56 per diluted common share for the three months ended March 31, 2018. The increase in earnings was primarily the result of increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and the provision for income taxes.

Net Interest Income

Net interest income increased $652,000 or 9.9% to $7.3 million during the quarter ended March 31, 2019, compared to $6.6 million for the same period in 2018. During the quarter ended March 31, 2019, average interest earning assets increased $41.6 million or 5.1% to $851.5 million from $809.9 million for the same period in 2018. Average interest-bearing liabilities increased $22.8 million or 3.2% to $727.7 million for the three months ended March 31, 2019 from $705.0 million for the comparable period in 2018. The Company's net interest margin was 3.45% for the quarter ended March 31, 2019 compared to 3.30% for the same quarter in 2018. The Company's net interest spread on a tax equivalent basis increased eight basis points to 3.30% for the three months ended March 31, 2019 from 3.22% for the comparable period in 2018.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,				Change in Average Balance	Increase in Interest Income
	2019		2018
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$429,392	5.59%	$403,092	5.35%	$26,300	$614
Mortgage-Backed Securities	209,293	2.96	206,938	2.54	$2,355	234
Investment Securities(2)	203,510	2.93	196,231	2.33	$7,279	347
Overnight Time and Certificates of Deposit	9,307	2.76	3,674	0.90	$5,633	56
Total Interest-Earning Assets	$851,502	4.28%	$809,935	3.88%	$41,567	$1,251
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended March 31, 2019 and 2018. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $77,951 and $84,415 for the quarters ended March 31, 2019 and 2018, respectively.

Total tax equivalent interest income increased $1.3 million or 15.9% to $9.1 million during the quarter ended March 31, 2019 compared to $7.9 million during the same period in 2018. This increase was primarily the result of a $41.6 million increase in average interest-earning assets combined with an increase of 40 basis points in the average yield on interest-earning assets. Total interest income on loans increased $614,000 or 11.4% to $6.0 million during the quarter ended March 31, 2019 from $5.4 million during the comparable period in 2018. The increase was the result of a $26.3 million or 6.5% increase in the average loan portfolio balance combined with an increase of 24 basis points in the average yield on loans. Interest income from MBS increased $234,000 or 17.8% to $1.5 million during the quarter ended March 31, 2019 due to a $2.4 million increase in the average balance combined with an increase of 42 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities increased $347,000 or 30.3% to $1.5 million during the quarter ended March 31, 2019 due to a $7.3 million or 3.7% increase in the average balance of the investment securities portfolio combined with an increase of 60 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2019		2018
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$369,224	0.53%	$347,001	0.22%	$22,223	$298
Savings Accounts	48,784	0.13	43,772	0.11	5,012	5
Certificate Accounts	249,362	1.46	230,377	0.93	18,985	375
FHLB Advances and Other Borrowed Money	47,328	1.33	65,296	1.17	(17,968)	(34)
Note Payable	1,834	5.19	7,307	4.20	(5,473)	(53)
Junior Subordinated Debentures	5,155	4.45	5,155	3.39	—	14
Senior Convertible Debentures	6,051	7.99	6,064	8.00	(13)	—
Total Interest-Bearing Liabilities	$727,738	0.97%	$704,972	0.66%	$22,766	$605
(1) Annualized

Total interest expense increased $605,000 or 51.7% to $1.8 million during the three months ended March 31, 2019 compared to $1.2 million for the same period in 2018 reflecting the rise in market interest rates over the last year. The increase was attributable to increases in interest rates paid and a $22.8 million or 3.2% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $678,000 or 92.1% to $1.4 million during the three months ended March 31, 2019 compared to $736,000 for the same period in 2018. The increase was attributable to a 38 basis point increase in the average cost of deposit accounts combined with a $46.2 million or 7.4% increase in average interest-bearing deposits to $667.4 million for the three months ended March 31, 2019 compared to $621.2 million for the three months ended March 31, 2018.

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
Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. Currently, management applies a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans.
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

The table below shows the changes in the allowance for loan losses for the quarters ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Beginning Balance	$9,171,717	$8,221,618
Provision for Loan Losses	100,000	—
Charge-offs	(566,010)	(50,090)
Recoveries	92,848	32,488
Net Charge-offs	(473,162)	(17,602)
Ending Balance	$8,798,555	$8,204,016
Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.0%	1.9%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	160.0%	93.3%
Impaired Loans	$5,497,920	$8,790,393
Gross Loans Receivable, Held For Investment (1)	$444,700,652	$428,930,201
Total Loans Receivable, Net	$429,313,593	$416,465,261
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net charge-offs of $473,000, or 0.43% of gross loans, for the quarter ended March 31, 2019 compared to net charge-offs of $18,000, or 0.02% of gross loans, for the comparable period in 2018. Consistent with the increase in net charge-offs, the provision for loan losses also increased to $100,000 for the quarter ended March 31, 2019 compared to no provision for loan losses during the first quarter of 2018. The allowance for loan losses as a percentage of gross loans was 2.02% at March 31, 2019 compared to 1.94% at March 31, 2018.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income increased $152,000 or 7.4% to $2.2 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The following table summarizes the changes in non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amounts	Percent
Gain on Sale of Investment Securities	$290,768	$436,304	$(145,536)	(33.4)%
Gain on Sale of Loans	174,283	286,003	(111,720)	(39.1)
Service Fees on Deposit Accounts	252,017	257,179	(5,162)	(2.0)
Commissions From Insurance Agency	151,300	179,225	(27,925)	(15.6)
BOLI Income	135,000	135,000	—	0.0
Trust Income	258,600	232,500	26,100	11.2
Check Card Fee Income	342,334	307,046	35,288	11.5
Grant Income	259,615	—	259,615	100.0
Other	331,915	210,763	121,152	57.5
Total Non-Interest Income	$2,195,832	$2,044,020	$151,812	7.4%

The increase in non-interest income was primarily attributable to increases in grant and other income, which were partially offset by decreases in gain on sale of investment securities and gain on sale of loans. During the first quarter of 2019, the Company received a Bank Enterprise Award grant from the Treasury in the amount of $233,000 in recognition of its continued commitment to community development in economically distressed areas. A similar grant was received in 2018, but not until the third quarter.

Net gain on sale of investment securities was $291,000 during the quarter ended March 31, 2019, a decrease of $146,000 or 33.4% compared to $436,000 for the same period last year. The decrease resulted from fewer sales of investment securities during the first quarter of 2019 compared to the same period last year. Gain on sale of loans decreased $112,000 or 39.1% as the dollar volume of loans sold to investors decreased.

Non-Interest Expense

For the quarter ended March 31, 2019, non-interest expense increased $226,000 or 3.5% to $6.7 million compared to $6.5 million for the same period in 2018. The following table summarizes the changes in non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amounts	Percent
Compensation and Employee Benefits	$4,179,034	$3,809,124	$369,910	9.7%
Occupancy	552,233	551,268	965	0.2
Advertising	172,684	188,672	(15,988)	(8.5)
Depreciation and Maintenance of Equipment	610,357	540,297	70,060	13.0
FDIC Insurance Premiums	73,176	66,786	6,390	9.6
Net (Recovery) Cost of Operation of OREO	(92,114)	38,733	(130,847)	(337.8)
Other	1,249,145	1,324,066	(74,921)	(5.7)
Total Non-Interest Expense	$6,744,515	$6,518,946	$225,569	3.5%

Compensation and employee benefits expenses increased $370,000 or 9.7% to $4.2 million for the quarter ended March 31, 2019 compared to $3.8 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net recovery of $92,000 from the operation of OREO properties during the quarter ended March 31, 2019 compared to a net cost of $39,000 during the quarter ended March 31, 2018. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $110,000 in net gain on sales of OREO properties and no write-downs during the first quarter of 2019 compared to net gain on sales of $12,000 and write-downs of $10,000 during the first quarter of 2018.

Other non-interest expenses decreased $75,000, or 5.7% to $1.2 million for the three months ended March 31, 2019 compared to $1.3 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes increased $120,000 or 30.0% to $520,000 for the three months ended March 31, 2019 from $400,000 for the same period in 2018. Income before income taxes was $2.6 million for the three months ended March 31, 2019 compared to $2.1 million for the same three month period in 2018. The Company’s combined federal and state effective income tax rate for the current quarter was 19.9% compared to 18.8% for the same quarter one year ago.

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

During the three months ended March 31, 2019 loan repayments exceeded loan disbursements resulting in a $740,000 or 0.2% decrease in total net loans receivable. Also during the three months ended March 31, 2019, deposits increased $21.4 million or 2.8% and FHLB advances decreased $8.0 million or 23.6%. The Bank had $247.6 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2019, the Bank had $169.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2019, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 16.1%, 9.8%, 16.1%, and 17.4%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2019 the Bank’s conservation buffer was 9.4%.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2019, it would have exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.6%, 9.3%, 15.5%, and 16.8%, respectively.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2019.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$1,236	$2,125	$28,152	$31,513	$59,732	$91,245
Standby Letters of Credit	186	—	1,522	1,708	101	1,809
Total	$1,422	$2,125	$29,674	$33,221	$59,833	$93,054

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

For the three months ended March 31, 2019, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.30%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Filed on January 16, 2015 as an exhibit to the Company’s Current Report on Form 8-K dated January 15, 2015 and incorporated herein by reference.

(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(4)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(5)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(7)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(8)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(9)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(10)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(11)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(12)	Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	May 14, 2019	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2019	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements