Form 10-Q
period 2019-06-30
SECURITY FEDERAL CORP
filed 2019-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2019	2,955,925

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$11,019,027	$12,705,910
Certificates of Deposit with Other Banks	950,005	1,200,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	434,193,401	386,255,837
Held To Maturity ("HTM") (Fair Value of $22,869,540 and $23,249,400 at June 30, 2019 and December 31, 2018, Respectively)	22,513,877	23,638,013
Total Investments and Mortgage-Backed Securities	456,707,278	409,893,850
Loans Receivable, Net:
Held For Sale	3,750,815	1,781,985
Held For Investment (Net of Allowance of $8,753,539 and $9,171,717 at June 30, 2019 and December 31, 2018, Respectively)	437,824,853	428,271,532
Total Loans Receivable, Net	441,575,668	430,053,517
Accrued Interest Receivable:
Loans	1,208,960	1,257,683
Mortgage-Backed Securities	608,127	591,849
Investment Securities	1,768,256	1,877,844
Total Accrued Interest Receivable	3,585,343	3,727,376
Operating Lease Right-of-Use Assets	2,901,753	—
Premises and Equipment, Net	25,505,350	24,174,707
Federal Home Loan Bank ("FHLB") Stock, at Cost	3,401,200	2,204,000
Other Real Estate Owned ("OREO")	734,140	722,442
Bank Owned Life Insurance ("BOLI")	21,507,893	21,237,893
Goodwill	1,199,754	1,199,754
Other Assets	4,325,166	5,494,800
Total Assets	$973,412,577	$912,614,259
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$786,448,829	$767,496,707
Advance Payments By Borrowers for Taxes and Insurance	529,875	258,505
Advances From FHLB	60,700,000	34,030,000
Other Borrowings	15,753,586	10,698,429
Note Payable	—	2,362,500
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,044,000	6,064,000
Operating Lease Liabilities	2,909,137	—
Other Liabilities	6,735,520	6,030,685
Total Liabilities	$884,275,947	$832,095,826
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,156,858 and 2,955,925, Respectively, at June 30, 2019 and 3,154,829 and 2,953,896, Respectively, at December 31, 2018	$31,569	$31,548
Additional Paid-In Capital	12,282,115	12,235,341
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income (Loss) ("AOCI")	5,102,605	(27,909)
Retained Earnings	76,051,053	72,610,165
Total Shareholders' Equity	$89,136,630	$80,518,433
Total Liabilities and Shareholders' Equity	$973,412,577	$912,614,259

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income:
Loans	$6,046,834	$5,685,638	$12,050,336	$11,075,125
Mortgage-Backed Securities	1,621,616	1,276,967	3,170,738	2,592,387
Investment Securities	1,434,119	1,057,234	2,848,112	2,117,900
Other	25,832	8,908	90,037	17,156
Total Interest Income	9,128,401	8,028,747	18,159,223	15,802,568
Interest Expense:
NOW and Money Market Accounts	570,965	262,005	1,056,438	449,210
Savings Accounts	18,868	12,747	35,194	24,300
Certificate Accounts	1,064,133	612,197	1,976,793	1,149,758
FHLB Advances and Other Borrowed Money	167,050	164,848	324,160	355,870
Note Payable	11,738	62,263	35,515	138,934
Senior Convertible Debentures	120,880	121,280	241,760	242,560
Junior Subordinated Debentures	55,771	50,331	113,181	94,016
Total Interest Expense	2,009,405	1,285,671	3,783,041	2,454,648
Net Interest Income	7,118,996	6,743,076	14,376,182	13,347,920
Provision For Loan Losses	—	—	100,000	—
Net Interest Income After Provision For Loan Losses	7,118,996	6,743,076	14,276,182	13,347,920
Non-Interest Income:
Gain on Sale of Investment Securities	670,134	—	960,902	436,304
Gain on Sale of Loans	372,048	367,646	546,331	653,649
Service Fees on Deposit Accounts	254,610	250,493	506,627	507,672
Commissions From Insurance Agency	175,693	149,111	326,993	328,336
Trust Income	258,600	243,500	517,200	476,000
BOLI Income	135,000	135,000	270,000	270,000
Check Card Fee Income	355,321	338,611	697,655	645,657
Grant Income	17,414	—	277,029	—
Other	253,741	260,185	585,656	470,948
Total Non-Interest Income	2,492,561	1,744,546	4,688,393	3,788,566
Non-Interest Expense:
Compensation and Employee Benefits	4,137,872	3,842,295	8,316,906	7,651,419
Occupancy	576,987	540,175	1,129,220	1,091,443
Advertising	176,480	85,418	349,164	274,090
Depreciation and Maintenance of Equipment	639,840	557,423	1,250,197	1,097,720
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	69,306	66,595	142,482	133,381
Net Recovery of OREO Operation	(160,033)	(198,493)	(252,147)	(159,760)
Other	1,800,656	1,346,846	3,049,801	2,670,912
Total Non-Interest Expense	7,241,108	6,240,259	13,985,623	12,759,205
Income Before Income Taxes	2,370,449	2,247,363	4,978,952	4,377,281
Provision For Income Taxes	486,418	427,409	1,006,048	827,210
Net Income	1,884,031	1,819,954	3,972,904	3,550,071
Net Income Per Common Share (Basic)	$0.64	$0.62	$1.34	$1.20
Net Income Per Common Share (Diluted)	$0.61	$0.59	$1.28	$1.15
Cash Dividend Per Share on Common Stock	$0.09	$0.09	$0.18	$0.18
Weighted Average Shares Outstanding (Basic)	2,955,650	2,953,412	2,955,086	2,953,297
Weighted Average Shares Outstanding (Diluted)	3,257,850	3,257,017	3,257,286	3,256,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2019	2018
Net Income	$1,884,031	$1,819,954
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities AFS, Net of Taxes of $921,187 and $(289,726) at June 30, 2019 and 2018, Respectively	2,820,989	(884,515)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $167,534 at June 30, 2019	(502,600)	—
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(1,931) and $(6,854) at June 30, 2019 and 2018, Respectively	(5,792)	(20,562)
Other Comprehensive Income (Loss), Net of Tax	2,312,597	(905,077)
Comprehensive Income	$4,196,628	$914,877

	Six Months Ended June 30,
	2019	2018
Net Income	$3,972,904	$3,550,071
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities AFS Net of Taxes of $1,920,184 and $(1,186,283) at June 30, 2019 and 2018, Respectively	5,867,006	(3,627,413)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $240,226 and $109,076 at June 30, 2019 and 2018, Respectively	(720,676)	(327,228)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(5,272) and $(17,719) at June 30, 2019 and 2018, Respectively	(15,816)	(46,240)
Other Comprehensive Income (Loss)	5,130,514	(4,000,881)
Comprehensive Income (Loss)	$9,103,418	$(450,810)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	1,730,117	1,730,117
Other Comprehensive Loss, Net of Tax	—	—	—	(3,095,804)	—	(3,095,804)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	4	8,015	—	—	—	8,019
Cash Dividends on Common Stock					(265,889)	(265,889)
Balance at March 31, 2018	$31,543	$12,220,859	$(4,330,712)	$447,409	$67,930,798	$76,299,897
Net Income	—	—	—	—	1,819,954	1,819,954
Other Comprehensive Loss, Net of Tax	—	—	—	(905,077)	—	(905,077)
Stock Options Exercised	1	2,290	—	—	—	2,291
Cash Dividends on Common Stock	—	—	—	—	(265,898)	(265,898)
Balance at June 30, 2018	$31,544	$12,223,149	$(4,330,712)	$(457,668)	$69,484,854	$76,951,167

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250
Net Income	—	—	—	—	1,884,031	1,884,031
Other Comprehensive Loss, Net of Tax	—	—	—	2,312,597	—	2,312,597
Employee Stock Purchases	6	14,780	—	—	—	14,786
Cash Dividends on Common Stock	—	—	—	—	(266,034)	(266,034)
Balance at June 30, 2019	$31,569	$12,282,115	$(4,330,712)	$5,102,605	$76,051,053	$89,136,630

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,972,904	$3,550,071
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	781,982	704,130
Discount Accretion and Premium Amortization	2,636,812	2,917,979
Provision for Loan Losses	100,000	—
Earnings on BOLI	(270,000)	(270,000)
Gain on Sales of Loans	(546,331)	(653,649)
Gain on Sales of Mortgage-Backed Securities ("MBS")	(2,459)	(181,034)
Gain on Sales of Investment Securities	(958,443)	(255,270)
Gain on Sales of OREO	(137,274)	(307,316)
Write Down on OREO	14,000	50,000
Amortization of Operating Lease Right-of-Use Assets	188,759	—
Amortization of Deferred Loan Costs	89,585	39,554
Proceeds From Sale of Loans Held For Sale	19,548,315	24,602,224
Origination of Loans Held For Sale	(20,970,814)	(23,426,657)
Decrease (Increase) in Accrued Interest Receivable:
Loans	48,723	13,235
MBS	(16,278)	44,299
Investment Securities	109,588	(11,590)
Increase in Advance Payments By Borrowers	271,370	294,178
Decrease in Other, Net	(2,678)	(340,203)
Net Cash Provided By Operating Activities	$4,857,761	$6,769,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(71,340,833)	$(21,859,860)
Proceeds from Payments and Maturities of MBS AFS	16,427,795	18,844,610
Proceeds from Sale of MBS AFS	26,770,329	17,007,024
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	1,020,431	1,564,802
Purchase of Investment Securities AFS	(67,023,891)	(27,418,272)
Proceeds from Payments and Maturities of Investment Securities AFS	17,308,244	16,336,240
Proceeds from Sale of Investment Securities AFS	35,174,873	11,563,456
Proceeds from Payments and Maturities of Investment Securities HTM	—	2,000,000
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,005	—
Purchase of FHLB Stock	(4,517,900)	(4,080,600)
Redemption of FHLB Stock	3,320,700	4,512,200
Purchase of BOLI	—	(1,900,000)
Increase in Loans Receivable	(10,545,706)	(40,310,177)
Proceeds From Sale of OREO	914,376	599,434
Purchase and Improvement of Premises and Equipment	(2,112,625)	(884,239)
Net Cash Used By Investing Activities	$(54,354,202)	$(24,025,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$18,952,122	$36,399,604
Proceeds from FHLB Advances	143,080,000	150,778,000
Repayment of FHLB Advances	(116,410,000)	(162,023,000)
Increase in Other Borrowings, Net	5,055,157	2,829,389
Repayment of Note Payable	(2,362,500)	(3,400,000)
Proceeds from Employee Stock Options Exercised	—	10,310
Proceeds from Employee Stock Purchases	26,795	—
Dividends to Common Stock Shareholders	(532,016)	(531,787)
Net Cash Provided By Financing Activities	$47,809,558	$24,062,516
Net (Decrease) Increase in Cash and Cash Equivalents	(1,686,883)	6,807,085
Cash and Cash Equivalents at Beginning of Period	12,705,910	10,319,624
Cash and Cash Equivalents at End of Period	$11,019,027	$17,126,709

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$3,531,407	$2,450,522
Cash Paid for Income Taxes	$746,541	$422,273
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$3,090,512	$—
Initial Recognition of Operating Lease Liabilities	$3,090,512	$—
Transfers From Loans Receivable to OREO	$802,800	$315,550
Other Comprehensive Income (Loss)	$5,130,514	$(4,000,881)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2018 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”), Security Federal Investments, Inc. ("SFINV"), and Security Financial Services Corporation (“SFSC”). SFINS is an insurance agency offering auto, business, health and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFINV was formed to hold investment securities and allow for better overall management of the securities portfolio. SFSC is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2019. All of the options outstanding at June 30, 2018 had an exercise price below the average market price during the six months ended June 30, 2018. Therefore, these options were considered to be dilutive to EPS in that period. Diluted EPS also assumes the convertible debentures were converted into 302,200 and 303,200 shares of common stock at the beginning of both the three and six month periods ended June 30, 2019 and 2018, respectively. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended June 30,
	2019			2018
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,884,031	2,955,650	$0.64	$1,819,954	2,953,412	$0.62
Effect of Dilutive Securities:
Stock Options	—	—	—	—	405	—
Senior Convertible Debentures	90,660	302,200	(0.03)	90,960	303,200	(0.03)
Diluted EPS	$1,974,691	3,257,850	$0.61	$1,910,914	3,257,017	$0.59

	Six Months Ended June 30,
	2019			2018
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,972,904	2,955,086	$1.34	$3,550,071	2,953,297	$1.20
Effect of Dilutive Securities:
Stock Options	—	—	—	—	432	—
Senior Convertible Debentures	181,320	302,200	(0.06)	181,920	303,200	(0.05)
Diluted EPS	$4,154,224	3,257,286	$1.28	$3,731,991	3,256,929	$1.15

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2019, the Company had no remaining options outstanding and there was no activity during the six months ended June 30, 2019.

The following is a summary of the activity under the Company’s stock option plans for the three and six months ended June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	4,150	$22.91	4,500	$22.91
Options Exercised	(100)	22.91	(450)	22.91
Options Forfeited	(2,400)	22.91	(2,400)	22.91
Balance, End of Period	1,650	$22.91	1,650	$22.91

Options Exercisable	1,650		1,650

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$42,103,107	$238	$300,679	$41,802,666
Small Business Administration (“SBA”) Bonds	127,569,964	819,719	526,779	127,862,904
Tax Exempt Municipal Bonds	43,719,725	3,209,011	1,659	46,927,077
Taxable Municipal Bonds	994,317	40,013	—	1,034,330
Mortgage-Backed Securities	212,865,678	3,888,596	342,850	216,411,424
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$427,407,791	$7,957,577	$1,171,967	$434,193,401

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,934,037	$20,713	$69,249	$12,885,501
SBA Bonds	125,777,016	560,352	890,837	125,446,531
Tax Exempt Municipal Bonds	60,141,164	1,518,974	329,769	61,330,369
Taxable Municipal Bonds	1,998,258	3,546	23,919	1,977,885
Mortgage-Backed Securities	185,291,038	1,073,432	1,903,919	184,460,551
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$386,296,513	$3,177,017	$3,217,693	$386,255,837

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2019, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $88.4 million and $89.3 million, respectively, compared to an amortized cost and fair value of $80.4 million and $80.2 million, respectively, at December 31, 2018.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2019 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $27.5 million and $27.8 million, respectively, compared to an amortized cost and fair value of $29.7 million and $29.5 million, respectively, at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2019
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$557,354	$557,305
After One – Five Years	7,115,134	7,184,250
After Five – Ten Years	53,034,809	53,245,373
More Than Ten Years	153,834,816	156,795,049
Mortgage-Backed Securities	212,865,678	216,411,424
Total Available For Sale	$427,407,791	$434,193,401

At June 30, 2019 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $149.0 million and $150.9 million, respectively, compared to an amortized cost and fair value of $111.8 million and $111.7 million, respectively, at December 31, 2018.

The Company received $61.9 million and $28.6 million in gross proceeds from sales of available for sale securities during the six months ended June 30, 2019 and 2018, respectively. As a result, the Company recognized gross gains of $1.2 million and $503,000 during the six months ended June 30, 2019 and 2018, respectively, with $283,000 and $67,000 gross losses recognized for the same periods, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$32,833,351	$267,097	$2,025,945	$33,582	$34,859,296	$300,679
SBA Bonds	5,500,585	35,593	54,691,034	491,186	60,191,619	526,779
Tax Exempt Municipal Bonds	—	—	1,145,730	1,659	1,145,730	1,659
Mortgage-Backed Securities	22,979,022	142,857	22,160,286	199,993	45,139,308	342,850
	$61,312,958	$445,547	$80,022,995	$726,420	$141,335,953	$1,171,967

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$8,384,145	$69,249	$—	$—	$8,384,145	$69,249
SBA Bonds	59,496,936	479,955	25,054,861	410,882	84,551,797	890,837
Tax Exempt Municipal Bonds	4,585,849	91,281	9,626,613	238,488	14,212,462	329,769
Taxable Municipal Bond	—	—	980,520	23,919	980,520	23,919
Mortgage-Backed Securities	38,168,598	249,050	81,947,249	1,654,869	120,115,847	1,903,919
	$110,635,528	$889,535	$117,609,243	$2,328,158	$228,244,771	$3,217,693

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At June 30, 2019 and December 31, 2018, 62.0% and 72.4% of the unrealized losses, representing 73 and 92 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2019.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,764	$1,565	$—	$1,000,329
Mortgage-Backed Securities (1)	21,515,113	385,464	31,366	21,869,211
Total Held To Maturity	$22,513,877	$387,029	$31,366	$22,869,540

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC Bond	$998,541	$—	$20,564	$977,977
Mortgage-Backed Securities (1)	22,639,472	78,281	446,330	22,271,423
Total Held To Maturity	$23,638,013	$78,281	$466,894	$23,249,400
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At June 30, 2019, the Bank held an amortized cost and fair value of $12.5 million and $12.8 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $13.3 million and $13.1 million, respectively, at December 31, 2018. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At June 30, 2019, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $18.7 million and $19.0 million, respectively, compared to an amortized cost and fair value of $19.8 million and $19.4 million, respectively, at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2019
Investment Securities HTM:	Amortized Cost	Fair Value
One – Five Years	$998,764	$1,000,329
Mortgage-Backed Securities	21,515,113	21,869,211
Total Held to Maturity	$22,513,877	$22,869,540

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$4,802,482	$31,366	$4,802,482	$31,366
	$—	$—	$4,802,482	$31,366	$4,802,482	$31,366
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$—	$—	$977,977	$20,564	$977,977	$20,564
Mortgage-Backed Securities (1)	—	—	16,855,973	446,330	16,855,973	446,330
	$—	$—	$17,833,950	$466,894	$17,833,950	$466,894
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2019	December 31, 2018
Residential Real Estate Loans	$86,342,461	$83,965,416
Consumer Loans	55,487,981	56,907,555
Commercial Business Loans	28,644,611	28,086,686
Commercial Real Estate Loans	284,436,448	275,960,438
Total Loans Held For Investment	454,911,501	444,920,095
Loans Held For Sale	3,750,815	1,781,985
Total Loans Receivable, Gross	$458,662,316	$446,702,080
Less:
Allowance For Loan Losses	8,753,539	9,171,717
Loans in Process	7,976,939	7,225,271
Deferred Loan Fees	356,170	251,575
	17,086,648	16,648,563
Total Loans Receivable, Net	$441,575,668	$430,053,517

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at June 30, 2019 and December 31, 2018.

June 30, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$77,215,699	$4,408,390	$1,258,332	$3,460,040	$86,342,461
Consumer	45,116,336	8,043,951	476,096	1,851,598	55,487,981
Commercial Business	22,838,747	5,210,616	329,530	265,718	28,644,611
Commercial Real Estate	211,766,521	51,632,311	16,617,403	4,420,213	284,436,448
Total	$356,937,303	$69,295,268	$18,681,361	$9,997,569	$454,911,501

December 31, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$75,558,544	$3,369,776	$958,354	$4,078,742	$83,965,416
Consumer	46,948,251	6,899,912	567,682	2,491,710	56,907,555
Commercial Business	22,670,318	4,708,036	339,533	368,799	28,086,686
Commercial Real Estate	204,197,354	45,653,796	18,492,785	7,616,503	275,960,438
Total	$349,374,467	$60,631,520	$20,358,354	$14,555,754	$444,920,095

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at June 30, 2019 and December 31, 2018:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$317,819	$—	$55,844	$373,663	$85,968,798	$86,342,461
Consumer	346,110	170,596	44,051	560,757	54,927,224	55,487,981
Commercial Business	60,945	35,448	42,968	139,361	28,505,250	28,644,611
Commercial Real Estate	1,576,388	16,509	2,071,736	3,664,633	280,771,815	284,436,448
Total	$2,301,262	$222,553	$2,214,599	$4,738,414	$450,173,087	$454,911,501

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$332,000	$497,713	$829,713	$83,135,703	$83,965,416
Consumer	555,798	247,894	1,120,462	1,924,154	54,983,401	56,907,555
Commercial Business	205,613	106,163	18,648	330,424	27,756,262	28,086,686
Commercial Real Estate	1,556,863	424,103	1,634,770	3,615,736	272,344,702	275,960,438
Total	$2,318,274	$1,110,160	$3,271,593	$6,700,027	$438,220,068	$444,920,095

At June 30, 2019 and December 31, 2018, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2019 compared to December 31, 2018:

	June 30, 2019		December 31, 2018		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$1,377,567	0.3%	$2,084,870	0.5%	$(707,303)	(33.9)%
Consumer	354,381	0.1	1,274,673	0.3	$(920,292)	(72.2)
Commercial Business	115,375	—	124,458	—	(9,083)	(7.3)
Commercial Real Estate	2,614,607	0.6	3,564,494	0.8	(949,887)	(26.6)
Total Non-accrual Loans	$4,461,930	1.0%	$7,048,495	1.5%	$(2,586,565)	(36.7)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,147,670	$1,121,205	$991,982	$5,537,698	$8,798,555
Provision for Loan Losses	(23,308)	69,702	(95,635)	49,241	—
Charge-Offs	—	(135,286)	—	(28,079)	(163,365)
Recoveries	1,450	36,706	496	79,697	118,349
Ending Balance	$1,125,812	$1,092,327	$896,843	$5,638,557	$8,753,539

	Six Months Ended June 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,191,443	$1,203,593	$923,600	$5,853,081	$9,171,717
Provision for Loan Losses	(35,958)	74,508	(40,189)	101,639	100,000
Charge-Offs	(34,599)	(265,480)	(1,132)	(428,164)	(729,375)
Recoveries	4,926	79,706	14,564	112,001	211,197
Ending Balance	$1,125,812	$1,092,327	$896,843	$5,638,557	$8,753,539

	Three Months Ended June 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,207,254	$1,042,150	$1,128,680	$4,825,932	$8,204,016
Provision for Loan Losses	104,394	185,314	(40,216)	(249,492)	—
Charge-Offs	(2,579)	(73,774)	(11,031)	(9,890)	(97,274)
Recoveries	—	60,084	—	444,350	504,434
Ending Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176

	Six Months Ended June 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	88,949	72,381	98,724	(260,054)	—
Charge-Offs	(13,930)	(91,026)	(32,518)	(9,890)	(147,364)
Recoveries	207	87,604	—	449,111	536,922
Ending Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,125,812	$1,125,812
Consumer	71,301	1,021,026	1,092,327
Commercial Business	—	896,843	896,843
Commercial Real Estate	565,000	5,073,557	5,638,557
Total	$636,301	$8,117,238	$8,753,539

	Allowance For Loan Losses
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,191,443	$1,191,443
Consumer	73,662	1,129,931	1,203,593
Commercial Business	—	923,600	923,600
Commercial Real Estate	665,000	5,188,081	5,853,081
Total	$738,662	$8,433,055	$9,171,717

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,142,166	$85,200,295	$86,342,461
Consumer	206,117	55,281,864	55,487,981
Commercial Business	72,407	28,572,204	28,644,611
Commercial Real Estate	3,380,756	281,055,692	284,436,448
Total	$4,801,446	$450,110,055	$454,911,501

	Loans Receivable
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,700,861	$82,264,555	$83,965,416
Consumer	1,060,043	55,847,512	56,907,555
Commercial Business	77,206	28,009,480	28,086,686
Commercial Real Estate	6,526,015	269,434,423	275,960,438
Total	$9,364,125	$435,555,970	$444,920,095

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $4.9 million for the three months ended June 30, 2019 compared to $12.8 million for the three months ended June 30, 2018.

The following tables present information related to impaired loans by loan category at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

	June 30, 2019			December 31, 2018
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,142,165	$1,142,165	$—	$1,700,861	$1,700,861	$—
Consumer	134,817	143,117	—	986,380	994,680	—
Commercial Business	72,406	967,406	—	77,206	972,206	—
Commercial Real Estate	2,383,766	2,676,723	—	5,084,458	6,116,761	—
With an Allowance Recorded:
Consumer	71,301	71,301	71,301	73,662	73,662	73,662
Commercial Real Estate	996,990	1,396,990	565,000	1,441,558	1,441,558	665,000
Total
Residential Real Estate	1,142,165	1,142,165	—	1,700,861	1,700,861	—
Consumer	206,118	214,418	71,301	1,060,042	1,068,342	73,662
Commercial Business	72,406	967,406	—	77,206	972,206	—
Commercial Real Estate	3,380,756	4,073,713	565,000	6,526,016	7,558,319	665,000
Total	$4,801,445	$6,397,702	$636,301	$9,364,125	$11,299,728	$738,662

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended June 30,
	2019		2018
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,157,380	$—	$1,963,932	$—
Consumer	137,233	—	177,644	—
Commercial Business	73,606	—	85,804	—
Commercial Real Estate	2,481,028	14,085	10,285,113	56,646
With an Allowance Recorded:
Consumer	71,554	—	—	—
Commercial Real Estate	996,990	—	252,821	2,509
Total
Residential Real Estate	1,157,380	—	1,963,932	—
Consumer	208,787	—	177,644	—
Commercial Business	73,606	—	85,804	—
Commercial Real Estate	3,478,018	14,085	10,537,934	59,155
Total	$4,917,791	$14,085	$12,765,314	$59,155

	Six Months Ended June 30,
	2019		2018
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,347,984	$—	$2,089,364	$1,078
Consumer	982,404	—	179,177	—
Commercial Business	75,149	—	91,260	—
Commercial Real Estate	2,866,245	28,332	10,325,567	117,215
With an Allowance Recorded:
Consumer	72,072	—	—	—
Commercial Real Estate	1,181,152	—	252,821	2,849
Total
Residential Real Estate	1,347,984	—	2,089,364	1,078
Consumer	1,054,476	—	179,177	—
Commercial Business	75,149	—	91,260	—
Commercial Real Estate	4,047,397	28,332	10,578,388	120,064
Total	$6,525,006	$28,332	$12,938,189	$121,142

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

TDRs included in impaired loans at June 30, 2019 and December 31, 2018 were $896,000 and $1.4 million, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There were no new TDRs during the six months ended June 30, 2019 and 2018. At June 30, 2019, there were no TDR loans in default. In comparison, at June 30, 2018, two TDR loans with a combined balance of $607,000 were in default. There were no TDRs, for which there was a payment default within the first 12 months of the modification during the six months ended June 30, 2019 and 2018. The Bank considers any loan 30 days or more past due to be in default.
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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.7%, 9.4%, 15.6% and 16.9%, respectively, at June 30, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued
Based on its capital levels at June 30, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	June 30, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$90,261	16.0%	$33,775	6.0%	$45,033	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	97,319	17.3%	45,033	8.0%	56,292	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	90,261	16.0%	25,331	4.5%	36,590	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	90,261	9.6%	37,528	4.0%	46,910	5.0%
	December 31, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,188	16.2%	$33,005	6.0%	$44,007	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	96,092	17.5%	44,007	8.0%	55,009	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	89,188	16.2%	24,754	4.5%	35,756	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,188	9.8%	36,486	4.0%	45,608	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2019 the Bank’s conservation buffer was 9.3%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2019, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2019 and December 31, 2018, the recorded investment in impaired loans was $4.8 million and $9.4 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$41,802,666	$—	$—	$12,885,501	$—
SBA Bonds	—	127,862,904	—	—	125,446,531	—
Tax Exempt Municipal Bonds	—	46,927,077	—	—	61,330,369	—
Taxable Municipal Bonds	—	1,034,330	—	—	1,977,885	—
Mortgage-Backed Securities	—	216,411,424	—	—	184,460,551	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$434,193,401	$—	$—	$386,255,837	$—

There were no liabilities measured at fair value on a recurring basis at either June 30, 2019 or December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,750,815	$—	$3,750,815
Collateral Dependent Impaired Loans (1)	—	—	4,155,630	4,155,630
Foreclosed Assets	—	—	734,140	734,140
Total	$—	$3,750,815	$4,889,770	$8,640,585

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,781,985	$—	$1,781,985
Collateral Dependent Impaired Loans (1)	—	—	8,613,570	8,613,570
Foreclosed Assets	—	—	722,442	722,442
Total	$—	$1,781,985	$9,336,012	$11,117,997
(1) COLLATERAL IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $636,000 AND $739,000 AT JUNE 30, 2019 AND DECEMBER 31, 2018, RESPECTIVELY.

There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2019 or December 31, 2018.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$4,155,630	Appraised Value	Discount Rates/ Discounts to Appraised Values	4% - 97%
Foreclosed Assets	$734,140	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 68%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018 presented in accordance with the applicable accounting guidance.

June 30, 2019	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$11,019	$11,019	$11,019	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	456,707	457,063	—	457,063	—
Loans Receivable, Net	441,576	438,290	—	—	438,290
FHLB Stock	3,401	3,401	3,401	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$535,901	$535,901	$535,901	$—	$—
Certificate Accounts	250,547	250,222	—	250,222	—
Advances from FHLB	60,700	60,785	—	60,785	—
Other Borrowed Money	15,754	15,754	15,754	—	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2018	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$12,706	$12,706	$12,706	$—	$—
Certificates of Deposits with Other Banks	1,200	1,200	—	1,200	—
Investment and Mortgage-Backed Securities	409,894	409,505	—	409,505	—
Loans Receivable, Net	430,054	421,379	—	—	421,379
FHLB Stock	2,204	2,204	2,204	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$529,043	$529,043	$529,043	$—	$—
Certificate Accounts	238,454	236,103	—	236,103	—
Advances from FHLB	34,030	33,771	—	33,771	—
Other Borrowed Money	10,698	10,698	10,698	—	—
Note Payable	2,363	2,363	—	2,363	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

At June 30, 2019, the Bank had $91.4 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019 including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. However, the FASB proposed in July 2019 extending the adoption date for certain registrants, including the Company, to fiscal years beginning after December 15, 2022. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, the Company expects the allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
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

In April 2019, the FASB issued guidance to provide entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of the June 2016 guidance related to accounting for credit losses and modifying the impairment model for certain debt securities. The fair value option applies to available-for-sale debt securities. This guidance should be applied at adoption on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

The following table presents the Company's non-interest income for the three and six months ended June 30, 2019 and 2018. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-interest income:
Service fees on deposit accounts	$254,610	$250,493	$506,627	$507,672
Check card fee income	355,321	338,611	697,655	645,657
Trust income	258,600	243,500	517,200	476,000
Insurance commissions (1)	175,693	149,111	326,993	328,336
Gain on sale of investment securities, net (1)	670,134	—	960,902	436,304
Gain on sale of loans, net (1)	372,048	367,646	546,331	653,649
BOLI income (1)	135,000	135,000	270,000	270,000
Grant income (1)	17,414	—	277,029	—
Other non-interest income (1)	253,741	260,185	585,656	470,948
Total non-interest income	$2,492,561	$1,744,546	$4,688,393	$3,788,566
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the six months ended June 30, 2019, the Company made cash payments in the amount of $221,000 for operating leases. The lease expense recognized during this period amounted to $229,000 and the lease liability was reduced by $189,000. The following table is a maturity analysis of the operating lease liabilities. The weighted average lease term is eight years and the weighted average discount rate used is 3.2%.

Year	Cash Payments	Lease Expense	Liability Reduction
2019	443,858	458,364	458,364
2020	434,395	448,568	448,568
2021	425,078	438,771	438,771
2022	436,496	438,771	438,771
2023	448,299	438,771	438,771
Thereafter	1,317,256	1,282,137	1,282,137
Total	3,505,382	3,505,382	3,505,382

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2019 and December 31, 2018

Assets

Total assets increased $60.8 million or 6.7% to $973.4 million at June 30, 2019 from $912.6 million at December 31, 2018. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2019	December 31, 2018	Amount	Percent
Cash and Cash Equivalents	$11,019,027	$12,705,910	$(1,686,883)	(13.3)%
Certificates of Deposits with Other Banks	950,005	1,200,010	(250,005)	(20.8)
Investments and MBS – AFS	434,193,401	386,255,837	47,937,564	12.4
Investments and MBS – HTM	22,513,877	23,638,013	(1,124,136)	(4.8)
Loans Receivable, Net	441,575,668	430,053,517	11,522,151	2.7
OREO	734,140	722,442	11,698	1.6
Operating Lease Right-of-Use Assets	2,901,753	—	2,901,753	100.0
Premises and Equipment, Net	25,505,350	24,174,707	1,330,643	5.5
FHLB Stock	3,401,200	2,204,000	1,197,200	54.3
BOLI	21,507,893	21,237,893	270,000	1.3
Other Assets	4,325,166	5,494,800	(1,169,634)	(21.3)

Cash and cash equivalents decreased $1.7 million or 13.3% to $11.0 million at June 30, 2019 from $12.7 million at December 31, 2018. The decrease is partially attributable to the early repayment of the Company's $2.4 million unsecured term loan from another financial institution during the second quarter of 2019 and the use of excess cash to fund higher yielding interest-earning assets.

Certificates of deposits with other banks decreased $250,000 or 20.8% to $1.0 million at June 30, 2019. The decrease was due to the maturity and redemption of two of the Bank's lower yielding time deposits with other banks during the first six months of 2019.

Investment and mortgage-backed securities AFS increased $47.9 million or 12.4% to $434.2 million at June 30, 2019 from $386.3 million at December 31, 2018 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the year. Investment and mortgage-backed securities HTM decreased $1.1 million or 4.8% to $22.5 million at June 30, 2019 from $23.6 million at December 31, 2018 as a result of maturities and principal paydowns.

Loans receivable, net, including loans held for sale, increased $11.5 million or 2.7% to $441.6 million at June 30, 2019 from $430.1 million at December 31, 2018. Consumer loans decreased $1.4 million or 2.5% to $55.5 million at June 30, 2019 compared to $56.9 million at December 31, 2018. Commercial business loans increased $558,000 or 2.0% to $28.6 million at June 30, 2019 from $28.1 million at December 31, 2018 while commercial real estate loans increased $8.5 million or 3.1% to $284.4 million at June 30, 2019 from $276.0 million at December 31, 2018. Residential real estate loans increased $2.4 million or 2.8% to $86.3 million at June 30, 2019 from $84.0 million at December 31, 2018. Loans held for sale increased $2.0 million or 110.5% to $3.8 million at June 30, 2019 from $1.8 million at December 31, 2018.

Premises and equipment, net increased $1.3 million or 5.5% to $25.5 million at June 30, 2019 from $24.2 million at December 31, 2018 as result of our growth and recent expansion into the Augusta, Georgia market. The Bank’s newest branch, located in Augusta, Georgia, is under construction but scheduled to open later this year. It will be a full-service branch offering depository banking as well as commercial and consumer lending.
Effective January 1, 2019, the Company adopted the amended Leases topic of the ASC 842. As a result of this standard, the Company recognized $3.1 million in right-of-use assets on that date. Currently, the Company has operating leases on six of its facilities that are accounted for under this standard. At June 30, 2019, these assets had a balance of $2.9 million. For additional information regarding the adoption of this topic, refer to Note 13 of the Notes to Consolidated Financial Statements included herein.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FHLB stock increased $1.2 million or 54.3% to $3.4 million at June 30, 2019 from $2.2 million at December 31, 2018. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances and assets have increased, so has its required investment in FHLB stock.
The cash value of BOLI increased $270,000 or 1.3% to $21.5 million at June 30, 2019 from $21.2 million at December 31, 2018. The entire increase was a result of income recognized during the period due to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.
Other assets decreased $1.2 million or 21.3% to $4.3 million at June 30, 2019 from $5.5 million at December 31, 2018. The decrease was primarily the result of a $1.6 million decrease in net deferred tax assets, which was related to increased unrealized gains in the investment portfolio due to increases in the fair value of investment and mortgage-backed securities AFS at June 30, 2019.

Liabilities
Deposit Accounts
Total deposits increased $19.0 million or 2.5% to $786.4 million at June 30, 2019 from $767.5 million at December 31, 2018. This growth was primarily due to increases in checking and certificate accounts, which increased $17.3 million and $12.1 million, respectively, during the first half of 2019. The balances, weighted average rates and increases and decreases in deposit accounts at June 30, 2019 and December 31, 2018 are shown below.

	June 30, 2019		December 31, 2018		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$236,826,174	0.06%	$219,515,207	0.09%	$17,310,967	7.9%
Money Market	248,338,505	0.84	261,136,008	0.65	(12,797,503)	(4.9)
Savings	50,736,726	0.15	48,391,799	0.14	2,344,927	4.8
Total	$535,901,405	0.39%	$529,043,014	0.31%	$6,858,391	1.3%
Certificate Accounts
0.00 – 0.99%	$42,306,194		$70,854,896		$(28,548,702)	(40.3)%
1.00 – 1.99%	103,823,100		120,011,938		(16,188,838)	(13.5)
2.00 – 2.99%	104,418,130		47,586,859		56,831,271	119.4
Total	$250,547,424	1.73%	$238,453,693	1.37%	$12,093,731	5.1%
Total Deposits	$786,448,829	0.82%	$767,496,707	0.64%	$18,952,122	2.5%

Included in certificate accounts were $31.6 million and $33.1 million in brokered deposits at June 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 1.94% and 1.86%, respectively.

Advances From FHLB
FHLB advances increased $26.7 million or 78.4% to $60.7 million at June 30, 2019 from $34.0 million at December 31, 2018 to fund growth in the Bank’s loan and investment and mortgage-backed securities AFS portfolios. FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2019		December 31, 2018		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2019	$11,500,000	1.49%	$23,530,000	1.55%	$(12,030,000)	(51.1)%
2020	24,200,000	2.32	10,500,000	1.91	13,700,000	130.5
2021	25,000,000	1.97	—	—	25,000,000	100.0
Total Advances	$60,700,000	2.02%	$34,030,000	1.66%	$26,670,000	78.4%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $93.5 million and $88.3 million, respectively, at June 30, 2019 and $79.1 million and $71.4 million, respectively, at December 31, 2018.
There were no callable FHLB advances at June 30, 2019. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $15.8 million in other borrowings (non-FHLB advances) at June 30, 2019, an increase of $5.1 million or 47.3% from $10.7 million at December 31, 2018. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.50% at June 30, 2019 compared to 0.25% at December 31, 2018.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $20.5 million and $20.7 million, respectively, at June 30, 2019 and $16.7 million and $16.7 million, respectively, at December 31, 2018.

Note Payable
On October 31, 2016, the Company repurchased all 22,000 shares of its Series B Preferred Stock from the United States Department of the Treasury ("Treasury") for $21.4 million. In connection with the funding of this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. During the quarter ended June 30, 2019 the $2.4 million remaining balance of this loan was paid off.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 4.11% at June 30, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity
Shareholders’ equity increased $8.6 million or 10.7% to $89.1 million at June 30, 2019 from $80.5 million at December 31, 2018. The increase was attributable to net income of $4.0 million combined with a $5.1 million increase in accumulated other comprehensive income, net of tax during the six months ended June 30, 2019. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities AFS during the six months ended June 30, 2019. These increases in equity were partially offset by $532,000 in dividends paid to common shareholders during the six months ended June 30, 2019. Book value per common share was $30.16 at June 30, 2019 compared to $27.26 at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended June 30, 2019 and 2018

Net Income

Net income increased $64,000 or 3.5% to $1.9 million or $0.61 per diluted common share for the three months ended June 30, 2019 compared to $1.8 million or $0.59 per diluted common share for the three months ended June 30, 2018. The increase in earnings was primarily the result of increases in net interest income and non-interest income, which were partially offset by an increase in non-interest expense.

Net Interest Income

Net interest income increased $376,000 or 5.6% to $7.1 million during the quarter ended June 30, 2019, compared to $6.7 million for the same period in 2018. During the quarter ended June 30, 2019, average interest earning assets increased $52.5 million or 6.4% to $872.2 million from $819.6 million for the same period in 2018. The increase in average earning assets and the related 26 basis point increase in average yield was partially offset by a higher cost of funds as total interest expense increased $724,000, or 56.3%, to $2.0 million during the quarter ended June 30, 2019 compared to $1.3 million for the same period in 2018. The increase was related to interest expense on deposits, which increased during the quarter ended June 30, 2019 as a result of the increase in short-term interest rates resulting in a 41 basis point increase in average cost combined with an increase in average deposits. Average interest-bearing liabilities increased $33.9 million or 4.8% to $742.4 million for the three months ended June 30, 2019 from $708.5 million for the comparable period in 2018. The Company's net interest margin was 3.30% for the quarter ended June 30, 2019 compared to 3.33% for the same quarter in 2018. The Company's net interest spread on a tax equivalent basis decreased 10 basis points to 3.13% for the three months ended June 30, 2019 from 3.23% for the comparable period in 2018.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Change in Average Balance	Increase in Interest Income
	2019		2018
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$438,613	5.51%	$429,306	5.30%	$9,307	$361
Mortgage-Backed Securities	214,312	3.03	192,459	2.65	21,853	345
Investment Securities(2)	215,617	2.78	194,447	2.35	21,170	359
Overnight Time and Certificates of Deposit	3,608	2.86	3,404	1.05	204	17
Total Interest-Earning Assets	$872,150	4.22%	$819,616	3.96%	$52,534	$1,082
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended June 30, 2019 and 2018. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $66,219 and $83,962 for the quarters ended June 30, 2019 and 2018, respectively.

Total tax equivalent interest income increased $1.1 million or 13.3% to $9.2 million during the quarter ended June 30, 2019 compared to $8.1 million during the same period in 2018. This increase was the result of a $52.5 million increase in average interest-earning assets combined with an increase of 26 basis points in the average yield on interest-earning assets. Total interest income on loans increased $361,000 or 6.4% to $6.0 million during the quarter ended June 30, 2019 from $5.7 million during the comparable period in 2018. The increase was the result of a $9.3 million or 2.2% increase in the average loan portfolio balance combined with an increase of 21 basis points in the average yield on loans. Interest income from MBS increased $345,000 or 27.0% to $1.6 million during the quarter ended June 30, 2019 due to a $21.9 million increase in the average balance combined with an increase of 38 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities increased $359,000 or 31.5% to $1.5 million during the quarter ended June 30, 2019 due to a $21.2 million or 10.9% increase in

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

the average balance of the investment securities portfolio combined with an increase of 43 basis points in the average yield on investment securities.

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2019		2018
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$380,947	0.60%	$355,133	0.30%	$25,814	$309
Savings Accounts	50,827	0.15	46,252	0.11	4,575	6
Certificate Accounts	253,362	1.68	232,148	1.05	21,214	452
FHLB Advances and Other Borrowed Money	45,164	1.48	58,173	1.13	(13,009)	2
Note Payable	893	5.26	5,535	4.50	(4,642)	(51)
Junior Subordinated Debentures	5,155	4.33	5,155	3.91	—	5
Senior Convertible Debentures	6,044	8.00	6,064	8.00	(20)	—
Total Interest-Bearing Liabilities	$742,392	1.08%	$708,460	0.73%	$33,932	$723
(1) Annualized

Total interest expense increased $724,000 or 56.3% to $2.0 million during the three months ended June 30, 2019 compared to $1.3 million for the same period in 2018 reflecting the rise in market interest rates over the last year. The increase was attributable to increases in interest rates paid and a $33.9 million increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $767,000 or 86.5% to $1.7 million during the three months ended June 30, 2019 compared to $887,000 for the same period in 2018. The increase was attributable to a 41 basis point increase in the average cost of deposit accounts combined with a $51.6 million or 8.1% increase in average interest-bearing deposits to $685.1 million for the three months ended June 30, 2019 compared to $633.5 million for the three months ended June 30, 2018.

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
Once the analysis is completed, the three components are combined and compared to the allowance amount. Based on this, charges are made to the provision as needed. The table below shows the changes in the allowance for loan losses for the quarters ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
Beginning Balance	$8,798,555	$8,204,016
Charge-offs	(163,365)	(97,274)
Recoveries	118,349	504,434
Net (Charge-offs) Recoveries	(45,016)	407,160
Ending Balance	$8,753,539	$8,611,176
Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	1.96%	1.98%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	182.31%	72.69%
Impaired Loans	$4,801,446	$11,846,522
Gross Loans Receivable, Held For Investment (1)	$446,578,392	$436,007,496
Total Loans Receivable, Net	$441,575,668	$429,926,352
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

There was no provision for loan losses for both the quarters ended June 30, 2019 and 2018. The Company had net charge-offs of $45,000, or 0.04% of gross loans, for the quarter ended June 30, 2019 compared to net recoveries of $407,000, or 0.37% of gross loans, for the comparable period in 2018. The allowance for loan losses as a percentage of gross loans was 1.96% at June 30, 2019 compared to 1.98% at June 30, 2018.
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

Non-Interest Income

Non-interest income increased $748,000 or 42.9% to $2.5 million for the three months ended June 30, 2019 compared to $1.7 million for the three months ended June 30, 2018. The following table summarizes the changes in non-interest income:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amounts	Percent
Gain on Sale of Investment Securities	$670,134	$—	$670,134	100.0%
Gain on Sale of Loans	372,048	367,646	4,402	1.2
Service Fees on Deposit Accounts	254,610	250,493	4,117	1.6
Commissions From Insurance Agency	175,693	149,111	26,582	17.8
BOLI Income	135,000	135,000	—	—
Trust Income	258,600	243,500	15,100	6.2
Check Card Fee Income	355,321	338,611	16,710	4.9
Grant Income	17,414	—	17,414	1.0
Other	253,741	260,185	(6,444)	(2.5)
Total Non-Interest Income	$2,492,561	$1,744,546	$748,015	42.9%

The increase in non-interest income was primarily attributable to an increase in net gain on the sale of investment securities AFS. Net gain on sale of investment securities was $670,000 during the quarter ended June 30, 2019 compared to none for the same period last year.

Non-Interest Expense

For the quarter ended June 30, 2019, non-interest expense increased $1.0 million or 16.0% to $7.2 million compared to $6.2 million for the same period in 2018. The following table summarizes the changes in non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amounts	Percent
Compensation and Employee Benefits	$4,137,872	$3,842,295	$295,577	7.7%
Occupancy	576,987	540,175	36,812	6.8
Advertising	176,480	85,418	91,062	106.6
Depreciation and Maintenance of Equipment	639,840	557,423	82,417	14.8
FDIC Insurance Premiums	69,306	66,595	2,711	4.1
Net (Recovery) Cost of Operation of OREO	(160,033)	(198,493)	38,460	(19.4)
Other	1,800,656	1,346,846	453,810	33.7
Total Non-Interest Expense	$7,241,108	$6,240,259	$1,000,849	16.0%

Compensation and employee benefits expenses increased $296,000 or 7.7% to $4.1 million for the quarter ended June 30, 2019 compared to $3.8 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.

Other non-interest expenses increased $454,000, or 33.7% to $1.8 million for the three months ended June 30, 2019 compared to $1.3 million for the same period in the prior year. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes increased $59,000 or 13.8% to $486,000 for the quarter ended June 30, 2019 from $427,000 for the same period in 2018. Income before income taxes was $2.4 million for the quarter ended June 30, 2019 compared to $2.2 million for the same period in 2018. The Company’s combined federal and state effective income tax rate for the current quarter was 20.5% compared to 19.0% for the same quarter one year ago.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Net Income
Net income increased $423,000 or 11.9% to $4.0 million for the six months ended June 30, 2019 when compared to the same six month period in 2018. The increase in earnings was primarily due to increases in net interest income and non-interest income. These items were partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income increased $1.0 million or 7.7% to $14.4 million for the six months ended June 30, 2019 compared to $13.3 million for the same period last year. During the six months ended June 30, 2019, average interest earning assets increased $47.4 million or 5.8% to $862.1 million from $814.8 million for the six months ended June 30, 2018. Average interest-bearing liabilities also increased by $28.4 million or 4.0% to $735.1 million for the six months ended June 30, 2019 from $706.7 million for the same period in 2018. The increase in average earning assets and the related 33 basis point increase in average yield was partially offset by a higher cost of funds as total interest expense increased $1.3 million, or 54.1%, to $3.8 million in the first six months of 2019 compared to $2.5 million for the same period in 2018. The increase was related to interest expense on deposits, which increased during the first half of 2019 as a result of the increase in short-term interest rates resulting in a 39 basis point increase in average cost combined with an increase in average deposits.
The Company's net interest margin increased to 3.37% for the six months ended June 30, 2019 compared to 3.32% for the six months ended June 30, 2018. The net interest spread on a tax equivalent basis decreased one basis point to 3.22% for the six months ended June 30, 2019 from 3.23% for the comparable period in 2018.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,				Change in Average Balance	Increase in Interest Income
	2019		2018
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$434,289	5.55%	$416,242	5.32%	$18,047	$975
Mortgage-Backed Securities	211,816	2.99	199,659	2.60	12,157	578
Investment Securities(2)	209,597	2.86	195,334	2.34	14,263	706
Overnight Time & Certificates of Deposit	6,442	2.80	3,538	0.97	2,904	73
Total Interest-Earning Assets	$862,144	4.25%	$814,773	3.92%	$47,371	$2,332
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the six months ended June 30, 2019 and 2018. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $144,000 and $168,000 for the six months ended June 30, 2019 and 2018, respectively.

Total tax equivalent interest income increased $2.3 million or 14.6% to $18.3 million during the six months ended June 30, 2019 from $16.0 million for the same period in 2018. This increase was primarily the result of a $47.4 million or 5.8% increase in average interest earning assets combined with an increase of 33 basis points in the average yield on interest-earning assets. Total interest income on loans increased $975,000 or 8.8% to $12.1 million during the six months ended June 30, 2019 from $11.1 million for the same period in 2018. The increase was a result of a $18.0 million or 4.3% increase in the average loan portfolio to $434.3 million from $416.2 million for the same period in 2018 combined with an increase of 23 basis points in the average yield on loans. Interest income from mortgage-backed securities increased $578,000 or 22.3% to $3.2 million for the six months ended June 30, 2019 from $2.6 million for the same period in 2018. The increase was the result of a $12.2 million or 6.1% increase in the average balance of mortgage-backed securities combined with an increase of 39 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities increased $706,000 or 30.9% to $3.0 million for the six months ended June 30, 2019 from $2.3 million for the same period in 2018 due to a $14.3 million increase in the average balance of investment securities combined with an increase of 52 basis points in the average yield on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2019		2018
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$375,118	0.56%	$351,089	0.26%	$24,029	$607
Savings Accounts	49,811	0.14	45,019	0.11	4,792	11
Certificates Accounts	251,373	1.57	231,267	0.99	20,106	827
FHLB Advances and Other Borrowed Money	46,240	1.40	61,715	1.15	(15,475)	(32)
Note Payable	1,361	5.22	6,416	4.33	(5,055)	(103)
Junior Subordinated Debentures	5,155	4.39	5,155	3.65	—	19
Senior Convertible Debentures	6,047	8.00	6,064	8.00	(17)	(1)
Total Interest-Bearing Liabilities	$735,105	1.03%	$706,725	0.69%	$28,380	$1,328
(1) Annualized

Interest expense increased $1.3 million or 54.1% to $3.8 million during the six months ended June 30, 2019 compared to $2.5 million for the same period in 2018. The increase was attributable to increases in interest rates paid combined with a $28.4 million or 4.0% increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $1.4 million or 89.0% to $3.1 million during the six months ended June 30, 2019 compared to $1.6 million for the same period last year. The increase was attributable to a $48.9 million or 7.8% increase in the average balance of interest-bearing deposits to $676.3 million for the six months ended June 30, 2019 compared to $627.4 million for the six months ended June 30, 2018 combined with an increase of 39 basis points in the average cost of deposit accounts.

Interest expense on FHLB advances and other borrowings decreased $32,000 or 8.9% to $324,000 during the six months ended June 30, 2019 from $356,000 during the same period in 2018 due to a $15.5 million or 25.1% decrease in the average balance of FHLB advances and other borrowed money to $46.2 million during the six months ended June 30, 2019 from $61.7 million for the same period last year, which was partially offset by an increase of 25 basis points in the average cost.

Provision for Loan Losses

There was $100,000 in provision for loan losses recorded during the six months ended June 30, 2019 compared to none for the same period in 2018. The provision for loan losses increased due to higher net loan receivable balances and loan charge-offs. The Company had net charge-offs of $518,000 for the six months ended June 30, 2019 compared to net recoveries of $390,000 during the comparable period in 2018. The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning Balance	$9,171,717	$8,221,618
Provision for Loan Losses	100,000	—
Charge-offs	(729,375)	(147,364)
Recoveries	211,197	536,922
Net Recoveries (Charge-offs)	(518,178)	389,558
Ending Balance	$8,753,539	$8,611,176

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $900,000 or 23.8% to $4.7 million for the six months ended June 30, 2019, compared to $3.8 million for the six months ended June 30, 2018. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amounts	Percent
Gain on Sale of Investment Securities	$960,902	$436,304	$524,598	120.2%
Gain on Sale of Loans	546,331	653,649	(107,318)	(16.4)
Service Fees on Deposit Accounts	506,627	507,672	(1,045)	(0.2)
BOLI Income	270,000	270,000	—	—
Commissions From Insurance Agency	326,993	328,336	(1,343)	(0.4)
Trust Income	517,200	476,000	41,200	8.7
Check Card Fee Income	697,655	645,657	51,998	8.1
Grant Income	277,029	—	277,029	100.0
Other	585,656	470,948	114,708	24.4
Total Non-Interest Income	$4,688,393	$3,788,566	$899,827	23.8%
Net gain on sale of investment securities was $961,000 during the six months ended June 30, 2019, an increase of $525,000 or 120.2% compared to a net gain of $436,000 during the same period last year. The Company sold 55 investment securities for proceeds of $61.9 million during the six months ended June 30, 2019 compared to 23 investment securities sold for proceeds of $28.6 million during the same period last year.
Gain on sale of loans decreased $107,000 or 16.4% to $546,000 for the six months ended June 30, 2019 compared to $654,000 during the same period in 2018 as the dollar volume of loans sold decreased.

The Company received a Bank Enterprise Award grant from the United States Department of the Treasury in the amount of $277,000 during the six months ended June 30, 2019 in recognition of its continued commitment to community development in economically distressed areas. A similar grant was received in 2018, but not until the third quarter.
Trust income increased $41,000 or 8.7% due to an increase in assets under management. Check card fee income increased $52,000 or 8.1% reflecting higher transaction volume. Other non-interest income increased $115,000.

Non-Interest Expense
For the six months ended June 30, 2019, non-interest expense increased $1.2 million or 9.6% to $14.0 million compared to $12.8 million for the same period in 2018. The following table summarizes the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amounts	Percent
Compensation and Employee Benefits	$8,316,906	$7,651,419	$665,487	8.7%
Occupancy	1,129,220	1,091,443	37,777	3.5%
Advertising	349,164	274,090	75,074	27.4%
Depreciation and Maintenance of Equipment	1,250,197	1,097,720	152,477	13.9%
FDIC Insurance Premiums	142,482	133,381	9,101	6.8%
Net Benefit of Operation of OREO	(252,147)	(159,760)	(92,387)	57.8%
Other	3,049,801	2,670,912	378,889	14.2%
Total Non-Interest Expense	$13,985,623	$12,759,205	$1,226,418	9.6%
Compensation and employee benefits expenses were $8.3 million for the six months ended June 30, 2019, an increase of $665,000 or 8.7% from $7.7 million during the same period last year. The increase was due to general annual cost of living increases combined with a slight increase in employees. The Company had an average of 228 full time equivalent employees during the six months ended June 30, 2019 compared to an average of 220 during the six months ended June 30, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and maintenance of equipment increased $152,000 or 13.9% primarily due to additional capital expenses related to our newest branch in Evans, Georgia and another branch in Augusta, Georgia, which is scheduled to open later this year.

The Company had a net benefit of $252,000 from the operation of OREO properties during the six months ended June 30, 2019 compared to a net benefit of $160,000 during the six months ended June 30, 2018. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $137,000 in net gain on sales of OREO properties and write-downs of $14,000 during the first six months of 2019 compared to net gain on sales of $295,000 and write-downs of $50,000 during the same period in 2018.

Provision For Income Taxes
The provision for income taxes increased $179,000 or 21.6% to $1.0 million for the six months ended June 30, 2019 from $827,000 for the same period in 2018. Income before taxes was $5.0 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s combined federal and state effective income tax rate was 20.2% for the six months ended June 30, 2019 compared to 18.9% for the same period in 2018.

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

During the six months ended June 30, 2019 loan disbursements exceeded loan repayments resulting in a $11.5 million or 2.7% increase in total net loans receivable. Also during the six months ended June 30, 2019, deposits increased $19.0 million or 2.5% and FHLB advances increased $26.7 million or 78.4%. The Bank had $220.4 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2019, the Bank had $170.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2019, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 16.0%, 9.6%, 16.0%, and 17.3%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2019 the Bank’s conservation buffer was 9.3%.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2019, it would have exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.7%, 9.4%, 15.6%, and 16.9%, respectively.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2019.

(Dollars in thousands)	One Month or Less	One Through Three Months	Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$726	$6,659	$22,185	$29,570	$60,372	$89,942
Standby Letters of Credit	10	495	775	1,280	213	1,493
Total	$736	$7,154	$22,960	$30,850	$60,585	$91,435

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2018 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s 2018 Form 10-K.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	August 13, 2019	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2019	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements