Form 10-Q
period 2019-09-30
SECURITY FEDERAL CORP
filed 2019-11-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 14, 2019	2,956,377

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$13,793,394	$12,705,910
Certificates of Deposit with Other Banks	950,005	1,200,010
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	438,243,435	386,255,837
Held To Maturity ("HTM") (Fair Value of $21,953,200 and $23,249,400 at September 30, 2019 and December 31, 2018, Respectively)	21,416,599	23,638,013
Total Investments and Mortgage-Backed Securities	459,660,034	409,893,850
Loans Receivable, Net:
Held For Sale	3,682,876	1,781,985
Held For Investment (Net of Allowance of $8,758,639 and $9,171,717 at September 30, 2019 and December 31, 2018, Respectively)	449,958,619	428,271,532
Total Loans Receivable, Net	453,641,495	430,053,517
Accrued Interest Receivable:
Loans	1,149,852	1,257,683
Mortgage-Backed Securities	601,984	591,849
Investment Securities	1,728,088	1,877,844
Total Accrued Interest Receivable	3,479,924	3,727,376
Operating Lease Right-of-Use Assets	2,811,157	—
Premises and Equipment, Net	26,377,920	24,174,707
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,852,900	2,204,000
Other Real Estate Owned ("OREO")	703,540	722,442
Bank Owned Life Insurance ("BOLI")	21,366,647	21,237,893
Goodwill	1,199,754	1,199,754
Other Assets	4,424,714	5,494,800
Total Assets	$991,261,484	$912,614,259
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$814,620,366	$767,496,707
Advance Payments By Borrowers for Taxes and Insurance	599,108	258,505
Advances From FHLB	47,800,000	34,030,000
Other Borrowings	14,988,524	10,698,429
Note Payable	—	2,362,500
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,044,000	6,064,000
Operating Lease Liabilities	2,829,652	—
Other Liabilities	6,922,828	6,030,685
Total Liabilities	$898,959,478	$832,095,826
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,157,310 and 2,956,377, Respectively, at September 30, 2019 and 3,154,829 and 2,953,896, Respectively, at December 31, 2018	$31,573	$31,548
Additional Paid-In Capital ("APIC")	12,294,432	12,235,341
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income (Loss) ("AOCI")	6,331,710	(27,909)
Retained Earnings	77,975,003	72,610,165
Total Shareholders' Equity	$92,302,006	$80,518,433
Total Liabilities and Shareholders' Equity	$991,261,484	$912,614,259

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income:
Loans	$6,369,586	$5,890,317	$18,419,922	$16,965,442
Mortgage-Backed Securities	1,807,876	1,351,134	4,978,614	3,943,521
Investment Securities	1,459,810	1,239,798	4,307,922	3,357,698
Other	4,069	25,228	94,106	42,384
Total Interest Income	9,641,341	8,506,477	27,800,564	24,309,045
Interest Expense:
NOW and Money Market Accounts	541,494	325,427	1,597,932	774,637
Savings Accounts	18,753	14,120	53,947	38,420
Certificate Accounts	1,204,990	706,590	3,181,783	1,856,348
FHLB Advances and Other Borrowed Money	351,825	157,148	675,985	513,018
Note Payable	—	51,856	35,515	190,790
Senior Convertible Debentures	120,880	121,280	362,640	363,840
Junior Subordinated Debentures	53,522	53,218	166,703	147,234
Total Interest Expense	2,291,464	1,429,639	6,074,505	3,884,287
Net Interest Income	7,349,877	7,076,838	21,726,059	20,424,758
Provision For Loan Losses	75,000	150,000	175,000	150,000
Net Interest Income After Provision For Loan Losses	7,274,877	6,926,838	21,551,059	20,274,758
Non-Interest Income:
Gain on Sale of Investment Securities	96,057	—	1,056,959	436,304
Gain on Sale of Loans	580,220	345,396	1,126,551	999,045
Service Fees on Deposit Accounts	279,360	262,821	785,987	770,493
Commissions From Insurance Agency	201,253	196,817	528,246	525,153
Trust Income	270,000	249,000	787,200	725,000
BOLI Income	273,609	135,000	543,609	405,000
Check Card Fee Income	365,659	320,708	1,063,314	966,365
Grant Income	55,364	318,102	332,393	318,102
Other	286,935	241,837	872,591	712,785
Total Non-Interest Income	2,408,457	2,069,681	7,096,850	5,858,247
Non-Interest Expense:
Compensation and Employee Benefits	4,270,515	4,032,245	12,587,421	11,683,664
Occupancy	599,512	586,527	1,728,732	1,677,970
Advertising	190,070	181,663	539,234	455,753
Depreciation and Maintenance of Equipment	644,800	575,750	1,894,997	1,673,470
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	41,540	72,837	184,022	206,218
Net Cost (Recovery) of OREO Operation	189,467	(203,104)	(62,680)	(362,864)
Other	1,053,219	1,171,664	4,103,020	3,842,576
Total Non-Interest Expense	6,989,123	6,417,582	20,974,746	19,176,787
Income Before Income Taxes	2,694,211	2,578,937	7,673,163	6,956,218
Provision For Income Taxes	474,744	471,245	1,480,792	1,298,455
Net Income	2,219,467	2,107,692	6,192,371	5,657,763
Net Income Per Common Share (Basic)	$0.75	$0.71	$2.10	$1.92
Net Income Per Common Share (Diluted)	$0.71	$0.68	$1.98	$1.82
Cash Dividend Per Share on Common Stock	$0.10	$0.09	$0.28	$0.27
Weighted Average Shares Outstanding (Basic)	2,956,156	2,953,424	2,955,446	2,953,340
Weighted Average Shares Outstanding (Diluted)	3,258,356	3,256,624	3,257,646	3,256,540

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2019	2018
Net Income	$2,219,467	$2,107,692
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities AFS, Net of Taxes of $421,086 and $(618,602) at September 30, 2019 and 2018, Respectively	1,304,435	(1,888,549)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $24,014 at September 30, 2019	(72,043)	—
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(1,095) and $(6,000) at September 30, 2019 and 2018, Respectively	(3,287)	(17,998)
Other Comprehensive Income (Loss), Net of Tax	1,229,105	(1,906,547)
Comprehensive Income	$3,448,572	$201,145

	Nine Months Ended September 30,
	2019	2018
Net Income	$6,192,371	$5,657,763
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities AFS Net of Taxes of $2,341,270 and $(1,804,885) at September 30, 2019 and 2018, Respectively	7,171,440	(5,515,962)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $264,240 and $109,076 at September 30, 2019 and 2018, Respectively	(792,719)	(327,228)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(6,368) and $(23,718) at September 30, 2019 and 2018, Respectively	(19,102)	(64,238)
Other Comprehensive Income (Loss)	6,359,619	(5,907,428)
Comprehensive Income (Loss)	$12,551,990	$(249,665)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$31,539	$12,212,844	$(4,330,712)	$2,932,122	$67,077,661	$77,923,454
Net Income	—	—	—	—	1,730,117	1,730,117
Other Comprehensive Loss, Net of Tax	—	—	—	(3,095,804)	—	(3,095,804)
Reclassification of stranded tax effects from AOCI to Retained Earnings	—	—	—	611,091	(611,091)	—
Stock Options Exercised	4	8,015	—	—	—	8,019
Cash Dividends on Common Stock					(265,889)	(265,889)
Balance at March 31, 2018	$31,543	$12,220,859	$(4,330,712)	$447,409	$67,930,798	$76,299,897
Net Income	—	—	—	—	1,819,954	1,819,954
Other Comprehensive Loss, Net of Tax	—	—	—	(905,077)	—	(905,077)
Stock Options Exercised	1	2,290	—	—	—	2,291
Cash Dividends on Common Stock	—	—	—	—	(265,898)	(265,898)
Balance at June 30, 2018	$31,544	$12,223,149	$(4,330,712)	$(457,668)	$69,484,854	$76,951,167
Net Income	—	—	—	—	2,107,692	2,107,692
Other Comprehensive Loss, Net of Tax	—	—	—	(1,906,547)	—	(1,906,547)
Cash Dividends on Common Stock	—	—	—	—	(265,899)	(265,899)
Balance at September 30, 2018	$31,544	$12,223,149	$(4,330,712)	$(2,364,215)	$71,326,647	$76,886,413

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250
Net Income	—	—	—	—	1,884,031	1,884,031
Other Comprehensive Loss, Net of Tax	—	—	—	2,312,597	—	2,312,597
Employee Stock Purchases	6	14,780	—	—	—	14,786
Cash Dividends on Common Stock	—	—	—	—	(266,034)	(266,034)
Balance at June 30, 2019	$31,569	$12,282,115	$(4,330,712)	$5,102,605	$76,051,053	$89,136,630
Net Income	—	—	—	—	2,219,467	2,219,467
Other Comprehensive Loss, Net of Tax	—	—	—	1,229,105	—	1,229,105
Employee Stock Purchases	4	12,317	—	—	—	12,321
Cash Dividends on Common Stock	—	—	—	—	(295,517)	(295,517)
Balance at September 30, 2019	$31,573	$12,294,432	$(4,330,712)	$6,331,710	$77,975,003	$92,302,006
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,192,371	$5,657,763
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,167,945	1,062,542
Discount Accretion and Premium Amortization	3,925,218	4,271,865
Provision for Loan Losses	175,000	150,000
Earnings on BOLI	(405,000)	(405,000)
Income Recognized From BOLI Death Benefit	(138,609)	—
Gain on Sales of Loans	(1,126,551)	(999,045)
Gain on Sales of Mortgage-Backed Securities ("MBS")	(98,515)	(181,034)
Gain on Sales of Investment Securities	(958,443)	(255,270)
Gain on Sales of OREO	(181,552)	(547,685)
Write Down on OREO	22,000	56,000
Amortization of Operating Lease Right-of-Use Assets	279,355	—
Amortization of Deferred Loan Costs	138,045	73,163
Proceeds From Sale of Loans Held For Sale	39,321,961	38,316,435
Origination of Loans Held For Sale	(40,096,301)	(35,002,538)
Decrease (Increase) in Accrued Interest Receivable:
Loans	107,831	(129,675)
MBS	(10,135)	11,356
Investment Securities	149,756	(50,354)
Increase in Advance Payments By Borrowers	340,603	363,864
Decrease in Other, Net	(394,763)	(134,725)
Net Cash Provided By Operating Activities	$8,410,216	$12,257,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(97,828,479)	$(41,314,618)
Proceeds from Sales and Maturities of MBS AFS	60,486,276	45,040,636
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	2,057,157	2,536,945
Purchase of Investment Securities AFS	(70,741,583)	(38,965,898)
Proceeds from Sales and Maturities of Investment Securities AFS	61,847,936	35,120,779
Proceeds from Payments and Maturities of Investment Securities HTM	—	2,000,000
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,005	—
Purchase of FHLB Stock	(7,365,500)	(4,194,300)
Redemption of FHLB Stock	6,716,600	4,640,500
Purchase of BOLI	—	(1,900,000)
Proceeds From BOLI Death Benefit	414,855	—
Increase in Loans Receivable	(22,802,932)	(36,340,156)
Proceeds From Sale of OREO	981,254	1,064,664
Purchase and Improvement of Premises and Equipment	(3,371,158)	(2,325,360)
Net Cash Used By Investing Activities	$(69,355,569)	$(34,636,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$47,123,659	$48,891,690
Proceeds from FHLB Advances	228,708,000	160,083,000
Repayment of FHLB Advances	(214,938,000)	(172,763,000)
Increase in Other Borrowings, Net	4,290,095	1,345,109
Repayment of Note Payable	(2,362,500)	(4,600,000)
Proceeds from Employee Stock Options Exercised	—	10,310
Proceeds from Employee Stock Purchases	39,116	—
Dividends to Common Stock Shareholders	(827,533)	(797,686)
Net Cash Provided By Financing Activities	$62,032,837	$32,169,423
Net Increase in Cash and Cash Equivalents	1,087,484	9,790,277
Cash and Cash Equivalents at Beginning of Period	12,705,910	10,319,624
Cash and Cash Equivalents at End of Period	$13,793,394	$20,109,901

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$5,654,177	$3,719,123
Cash Paid for Income Taxes	$1,199,541	$992,273
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$3,090,512	$—
Initial Recognition of Operating Lease Liabilities	$3,090,512	$—
Transfers From Loans Receivable to OREO	$802,800	$315,550
Other Comprehensive Income (Loss)	$6,359,619	$(5,907,428)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2018 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”), Security Federal Investments, Inc. ("SFINV"), and Security Financial Services Corporation (“SFSC”). SFINS is an insurance agency offering auto, business, health and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFSC is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at either September 30, 2019 or September 30, 2018. Diluted EPS also assumes the convertible debentures were converted into 302,200 and 303,200 shares of common stock at the beginning of both the three and nine month periods ended September 30, 2019 and 2018, respectively. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator. The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$2,219,467	2,956,156	$0.75	$2,107,692	2,953,424	$0.71
Senior Convertible Debentures	90,660	302,200	(0.04)	90,960	303,200	(0.03)
Diluted EPS	$2,310,127	3,258,356	$0.71	$2,198,652	3,256,624	$0.68

	Nine Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$6,192,371	2,955,446	$2.10	$5,657,763	2,953,340	$1.92
Senior Convertible Debentures	271,980	302,200	(0.12)	272,880	303,200	(0.10)
Diluted EPS	$6,464,351	3,257,646	$1.98	$5,930,643	3,256,540	$1.82

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2019, the Company had no remaining options outstanding and there was no activity during the nine months ended September 30, 2019.

The following is a summary of the activity under the Company’s stock option plans for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	1,650	$22.91	4,500	$22.91
Options Exercised	—	—	(450)	22.91
Options Forfeited	(1,650)	22.91	(4,050)	22.91
Balance, End of Period	—	$—	—	$—

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$41,569,303	$4,007	$329,972	$41,243,338
Small Business Administration (“SBA”) Bonds	120,910,755	717,658	651,988	120,976,425
Tax Exempt Municipal Bonds	43,187,057	4,329,929	—	47,516,986
Taxable Municipal Bonds	2,013,786	40,892	37,623	2,017,055
Mortgage-Backed Securities	221,931,218	4,836,297	494,126	226,273,389
State Tax Credit	61,242	—	—	61,242
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$429,828,361	$9,928,783	$1,513,709	$438,243,435

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,934,037	$20,713	$69,249	$12,885,501
SBA Bonds	125,777,016	560,352	890,837	125,446,531
Tax Exempt Municipal Bonds	60,141,164	1,518,974	329,769	61,330,369
Taxable Municipal Bonds	1,998,258	3,546	23,919	1,977,885
Mortgage-Backed Securities	185,291,038	1,073,432	1,903,919	184,460,551
Equity Securities	155,000	—	—	155,000
Total Available For Sale	$386,296,513	$3,177,017	$3,217,693	$386,255,837

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2019, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $84.2 million and $85.1 million, respectively, compared to an amortized cost and fair value of $80.4 million and $80.2 million, respectively, at December 31, 2018.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2019 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $25.1 million and $25.4 million, respectively, compared to an amortized cost and fair value of $29.7 million and $29.5 million, respectively, at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2019
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$99,189	$98,978
After One – Five Years	7,796,197	7,840,171
After Five – Ten Years	59,181,477	59,258,866
More Than Ten Years	140,820,280	144,772,031
Mortgage-Backed Securities	221,931,218	226,273,389
Total Available For Sale	$429,828,361	$438,243,435

At September 30, 2019 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $145.1 million and $147.5 million, respectively, compared to an amortized cost and fair value of $111.8 million and $111.7 million, respectively, at December 31, 2018.

The Company received $70.8 million and $28.6 million in gross proceeds from sales of available for sale securities during the nine months ended September 30, 2019 and 2018, respectively. As a result, the Company recognized gross gains of $1.3 million and $503,000 during the nine months ended September 30, 2019 and 2018, respectively, with $288,000 and $67,000 gross losses recognized for the same periods, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$31,327,315	$283,132	$3,030,566	$46,840	$34,357,881	$329,972
SBA Bonds	20,192,185	101,704	49,743,150	550,284	69,935,335	651,988
Taxable Municipal Bonds	981,630	37,623	—	—	981,630	37,623
Mortgage-Backed Securities	44,595,549	256,776	20,595,466	237,350	65,191,015	494,126
	$97,096,679	$679,235	$73,369,182	$834,474	$170,465,861	$1,513,709

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$8,384,145	$69,249	$—	$—	$8,384,145	$69,249
SBA Bonds	59,496,936	479,955	25,054,861	410,882	84,551,797	890,837
Tax Exempt Municipal Bonds	4,585,849	91,281	9,626,613	238,488	14,212,462	329,769
Taxable Municipal Bond	—	—	980,520	23,919	980,520	23,919
Mortgage-Backed Securities	38,168,598	249,050	81,947,249	1,654,869	120,115,847	1,903,919
	$110,635,528	$889,535	$117,609,243	$2,328,158	$228,244,771	$3,217,693

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At September 30, 2019 and December 31, 2018, 55.1% and 72.4% of the unrealized losses, representing 71 and 92 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2019.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") Bond	$998,880	$1,548	$—	$1,000,428
Mortgage-Backed Securities (1)	20,417,719	536,275	1,222	20,952,772
Total Held To Maturity	$21,416,599	$537,823	$1,222	$21,953,200

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC Bond	$998,541	$—	$20,564	$977,977
Mortgage-Backed Securities (1)	22,639,472	78,281	446,330	22,271,423
Total Held To Maturity	$23,638,013	$78,281	$466,894	$23,249,400
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The FHLB, FHLMC and the Federal National Mortgage Association ("FNMA") are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  At September 30, 2019, the Bank held an amortized cost and fair value of $12.0 million and $12.4 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $13.3 million and $13.1 million, respectively, at December 31, 2018. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At September 30, 2019, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $19.6 million and $20.1 million, respectively, compared to an amortized cost and fair value of $19.8 million and $19.4 million, respectively, at December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2019 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2019
Investment Securities HTM:	Amortized Cost	Fair Value
One – Five Years	$998,880	$1,000,428
Mortgage-Backed Securities	20,417,719	20,952,772
Total Held to Maturity	$21,416,599	$21,953,200

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$828,312	$1,222	$828,312	$1,222
	$—	$—	$828,312	$1,222	$828,312	$1,222
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC Bond	$—	$—	$977,977	$20,564	$977,977	$20,564
Mortgage-Backed Securities (1)	—	—	16,855,973	446,330	16,855,973	446,330
	$—	$—	$17,833,950	$466,894	$17,833,950	$466,894
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.   Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2019	December 31, 2018
Residential Real Estate	$85,770,830	$83,965,416
Consumer	55,265,561	56,907,555
Commercial Business	26,925,440	28,086,686
Commercial Real Estate	299,354,651	275,960,438
Total Loans Held For Investment	467,316,482	444,920,095
Loans Held For Sale	3,682,876	1,781,985
Total Loans Receivable, Gross	$470,999,358	$446,702,080
Less:
Allowance For Loan Losses	8,758,638	9,171,717
Loans in Process	8,169,557	7,225,271
Deferred Loan Fees	429,668	251,575
	17,357,863	16,648,563
Total Loans Receivable, Net	$453,641,495	$430,053,517

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2019 and December 31, 2018.

September 30, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,539,946	$4,267,222	$744,155	$4,219,507	$85,770,830
Consumer	43,907,321	8,968,651	513,664	1,875,925	55,265,561
Commercial Business	21,827,500	4,425,501	345,998	326,441	26,925,440
Commercial Real Estate	228,561,878	53,711,353	13,198,173	3,883,247	299,354,651
Total	$370,836,645	$71,372,727	$14,801,990	$10,305,120	$467,316,482

December 31, 2018	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$75,558,544	$3,369,776	$958,354	$4,078,742	$83,965,416
Consumer	46,948,251	6,899,912	567,682	2,491,710	56,907,555
Commercial Business	22,670,318	4,708,036	339,533	368,799	28,086,686
Commercial Real Estate	204,197,354	45,653,796	18,492,785	7,616,503	275,960,438
Total	$349,374,467	$60,631,520	$20,358,354	$14,555,754	$444,920,095

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances, including loans on non-accrual status, by category at September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$803,055	$393,183	$1,196,238	$84,574,592	$85,770,830
Consumer	408,637	186,571	70,458	665,666	54,599,895	55,265,561
Commercial Business	104,213	51,709	1,797	157,719	26,767,721	26,925,440
Commercial Real Estate	1,006,503	—	1,716,611	2,723,114	296,631,537	299,354,651
Total	$1,519,353	$1,041,335	$2,182,049	$4,742,737	$462,573,745	$467,316,482

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$332,000	$497,713	$829,713	$83,135,703	$83,965,416
Consumer	555,798	247,894	1,120,462	1,924,154	54,983,401	56,907,555
Commercial Business	205,613	106,163	18,648	330,424	27,756,262	28,086,686
Commercial Real Estate	1,556,863	424,103	1,634,770	3,615,736	272,344,702	275,960,438
Total	$2,318,274	$1,110,160	$3,271,593	$6,700,027	$438,220,068	$444,920,095

At September 30, 2019 and December 31, 2018, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2019 compared to December 31, 2018:

	September 30, 2019		December 31, 2018		Increase (Decrease)
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$1,375,320	0.3%	$2,084,870	0.5%	$(709,550)	(34.0)%
Consumer	326,972	0.1	1,274,673	0.3	(947,701)	(74.3)
Commercial Business	124,791	—	124,458	—	333	0.3
Commercial Real Estate	2,254,125	0.5	3,564,494	0.8	(1,310,369)	(36.8)
Total Non-accrual Loans	$4,081,208	0.9%	$7,048,495	1.6%	$(2,967,287)	(42.1)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,125,812	$1,092,327	$896,843	$5,638,557	$8,753,539
Provision for Loan Losses	15,059	8,207	(136,254)	187,988	75,000
Charge-Offs	—	(102,273)	—	—	(102,273)
Recoveries	600	25,289	549	5,934	32,372
Ending Balance	$1,141,471	$1,023,550	$761,138	$5,832,479	$8,758,638

	Nine Months Ended September 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,191,443	$1,203,593	$923,600	$5,853,081	$9,171,717
Provision for Loan Losses	(20,899)	82,715	(176,443)	289,627	175,000
Charge-Offs	(34,599)	(367,753)	(1,132)	(428,164)	(831,648)
Recoveries	5,526	104,995	15,113	117,935	243,569
Ending Balance	$1,141,471	$1,023,550	$761,138	$5,832,479	$8,758,638

	Three Months Ended September 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,309,069	$1,213,774	$1,077,433	$5,010,900	$8,611,176
Provision for Loan Losses	128,753	(21,106)	(144,996)	187,349	150,000
Charge-Offs	(27,489)	(27,181)	—	(117,822)	(172,492)
Recoveries	—	8,519	—	4,875	13,394
Ending Balance	$1,410,333	$1,174,006	$932,437	$5,085,302	$8,602,078

	Nine Months Ended September 30, 2018
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,233,843	$1,144,815	$1,011,227	$4,831,733	$8,221,618
Provision for Loan Losses	217,702	51,275	(46,272)	(72,705)	150,000
Charge-Offs	(41,419)	(118,207)	(32,518)	(127,712)	(319,856)
Recoveries	207	96,123	—	453,986	550,316
Ending Balance	$1,410,333	$1,174,006	$932,437	$5,085,302	$8,602,078

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,141,471	$1,141,471
Consumer	—	1,023,550	1,023,550
Commercial Business	—	761,138	761,138
Commercial Real Estate	565,000	5,267,479	5,832,479
Total	$565,000	$8,193,638	$8,758,638

	Allowance For Loan Losses
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,191,443	$1,191,443
Consumer	73,662	1,129,931	1,203,593
Commercial Business	—	923,600	923,600
Commercial Real Estate	665,000	5,188,081	5,853,081
Total	$738,662	$8,433,055	$9,171,717

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,125,232	$84,645,598	$85,770,830
Consumer	132,538	55,133,023	55,265,561
Commercial Business	64,406	26,861,034	26,925,440
Commercial Real Estate	3,000,884	296,353,767	299,354,651
Total	$4,323,060	$462,993,422	$467,316,482

	Loans Receivable
December 31, 2018	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,700,861	$82,264,555	$83,965,416
Consumer	1,060,043	55,847,512	56,907,555
Commercial Business	77,206	28,009,480	28,086,686
Commercial Real Estate	6,526,015	269,434,423	275,960,438
Total	$9,364,125	$435,555,970	$444,920,095

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $4.7 million for the three months ended September 30, 2019 compared to $12.9 million for the three months ended September 30, 2018.

The following tables present information related to impaired loans by loan category at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

	September 30, 2019			December 31, 2018
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,125,232	$1,125,232	$—	$1,700,861	$1,700,861	$—
Consumer	132,538	140,838	—	986,380	994,680	—
Commercial Business	64,406	959,406	—	77,206	972,206	—
Commercial Real Estate	2,003,894	2,296,850	—	5,084,458	6,116,761	—
With an Allowance Recorded:
Consumer	—	—	—	73,662	73,662	73,662
Commercial Real Estate	996,990	1,396,990	565,000	1,441,558	1,441,558	665,000
Total
Residential Real Estate	1,125,232	1,125,232	—	1,700,861	1,700,861	—
Consumer	132,538	140,838	—	1,060,042	1,068,342	73,662
Commercial Business	64,406	959,406	—	77,206	972,206	—
Commercial Real Estate	3,000,884	3,693,840	565,000	6,526,016	7,558,319	665,000
Total	$4,323,060	$5,919,316	$565,000	$9,364,125	$11,299,728	$738,662

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended September 30,
	2019		2018
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,133,768	$—	$1,967,761	$—
Consumer	204,782	—	957,392	—
Commercial Business	70,406	—	78,206	—
Commercial Real Estate	2,320,973	14,377	9,926,344	42,699
With an Allowance Recorded:
Commercial Real Estate	996,990	—	—	—
Total
Residential Real Estate	1,133,768	—	1,967,761	—
Consumer	204,782	—	957,392	—
Commercial Business	70,406	—	78,206	—
Commercial Real Estate	3,317,963	14,377	9,926,344	42,699
Total	$4,726,919	$14,377	$12,929,703	$42,699

	Nine Months Ended September 30,
	2019		2018
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,336,122	$—	$2,407,872	$10,585
Consumer	1,052,347	—	1,043,893	—
Commercial Business	73,526	—	87,284	—
Commercial Real Estate	2,830,359	42,709	10,495,262	162,763
With an Allowance Recorded:
Commercial Real Estate	1,125,904	—	—	—
Total
Residential Real Estate	1,336,122	—	2,407,872	10,585
Consumer	1,052,347	—	1,043,893	—
Commercial Business	73,526	—	87,284	—
Commercial Real Estate	3,956,263	42,709	10,495,262	162,763
Total	$6,418,258	$42,709	$14,034,311	$173,348

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

TDRs included in impaired loans were $848,000 and $1.4 million at September 30, 2019 and December 31, 2018, respectively, and the Company had no commitments at those dates to lend additional funds on these loans. There were no new TDRs during the nine months ended September 30, 2019 and 2018. At September 30, 2019, there were no TDR loans in default. In comparison, at September 30, 2018, one TDR loan with a balance of $570,000 was in default. There were no TDRs, for which there was a payment default within the first 12 months of the modification during the nine months ended September 30, 2019 and 2018. The Bank considers any loan 30 days or more past due to be in default.
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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.6%, 9.1%, 15.5% and 16.7%, respectively, at September 30, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued
Based on its capital levels at September 30, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	September 30, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$91,013	15.7%	$34,791	6.0%	$46,389	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	98,273	16.9%	46,389	8.0%	57,986	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	91,013	15.7%	26,094	4.5%	37,691	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	91,013	9.3%	39,274	4.0%	49,092	5.0%
	December 31, 2018
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,188	16.2%	$33,005	6.0%	$44,007	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	96,092	17.5%	44,007	8.0%	55,009	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	89,188	16.2%	24,754	4.5%	35,756	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,188	9.8%	36,486	4.0%	45,608	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2019 the Bank’s conservation buffer was 8.9%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2019, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, one state tax credit, and one equity investment. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At September 30, 2019 and December 31, 2018, the recorded investment in impaired loans was $4.3 million and $9.4 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$41,243,338	$—	$—	$12,885,501	$—
SBA Bonds	—	120,976,425	—	—	125,446,531	—
Tax Exempt Municipal Bonds	—	47,516,986	—	—	61,330,369	—
Taxable Municipal Bonds	—	2,017,055	—	—	1,977,885	—
Mortgage-Backed Securities	—	226,273,389	—	—	184,460,551	—
State Tax Credit	—	61,242	—	—	—	—
Equity Securities	—	155,000	—	—	155,000	—
Total	$—	$438,243,435	$—	$—	$386,255,837	$—

There were no liabilities measured at fair value on a recurring basis at either September 30, 2019 or December 31, 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,682,876	$—	$3,682,876
Collateral Dependent Impaired Loans (1)	—	—	3,749,734	3,749,734
Foreclosed Assets	—	—	703,540	703,540
Total	$—	$3,682,876	$4,453,274	$8,136,150

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,781,985	$—	$1,781,985
Collateral Dependent Impaired Loans (1)	—	—	8,613,570	8,613,570
Foreclosed Assets	—	—	722,442	722,442
Total	$—	$1,781,985	$9,336,012	$11,117,997
(1) COLLATERAL IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $565,000 AND $739,000 AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018, RESPECTIVELY.

There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2019 or December 31, 2018.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
Level 3 Assets	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$3,749,734	Appraised Value	Discount Rates/ Discounts to Appraised Values	4% - 97%
Foreclosed Assets	$703,540	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 68%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018 presented in accordance with the applicable accounting guidance.

September 30, 2019	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$13,793	$13,793	$13,793	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	459,660	460,197	—	460,197	—
Loans Receivable, Net	453,641	450,165	—	—	450,165
FHLB Stock	2,853	2,853	2,853	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$534,622	$534,622	$534,622	$—	$—
Certificate Accounts	279,999	279,987	—	279,987	—
Advances from FHLB	47,800	47,920	—	47,920	—
Other Borrowed Money	14,989	14,989	14,989	—	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2018	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$12,706	$12,706	$12,706	$—	$—
Certificates of Deposits with Other Banks	1,200	1,200	—	1,200	—
Investment and Mortgage-Backed Securities	409,894	409,505	—	409,505	—
Loans Receivable, Net	430,054	421,379	—	—	421,379
FHLB Stock	2,204	2,204	2,204	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$529,043	$529,043	$529,043	$—	$—
Certificate Accounts	238,454	236,103	—	236,103	—
Advances from FHLB	34,030	33,771	—	33,771	—
Other Borrowed Money	10,698	10,698	10,698	—	—
Note Payable	2,363	2,363	—	2,363	—
Senior Convertible Debentures	6,064	6,064	—	6,064	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

At September 30, 2019, the Bank had $99.9 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022, assuming the adoption of guidance implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, the Company expects the allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
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

The following table presents the Company's non-interest income for the three and nine months ended September 30, 2019 and 2018. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-interest income:
Service fees on deposit accounts	$279,360	$262,821	$785,987	$770,493
Check card fee income	365,659	320,708	1,063,314	966,365
Trust income	270,000	249,000	787,200	725,000
Insurance commissions (1)	201,253	196,817	528,246	525,153
Gain on sale of investment securities, net (1)	96,057	—	1,056,959	436,304
Gain on sale of loans, net (1)	580,220	345,396	1,126,551	999,045
BOLI income (1)	273,609	135,000	543,609	405,000
Grant income (1)	55,364	318,102	332,393	318,102
Other non-interest income (1)	286,935	241,837	872,591	712,785
Total non-interest income	$2,408,457	$2,069,681	$7,096,850	$5,858,247
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the nine months ended September 30, 2019, the Company made cash payments in the amount of $332,000 for operating leases. The lease expense recognized during this period amounted to $343,000 and the lease liability was reduced by $280,000. The following table is a maturity analysis of the operating lease liabilities. The weighted average lease term is eight years and the weighted average discount rate used is 3.2%.

Year	Cash Payments	Lease Expense	Liability Reduction
2019	$443,858	$458,364	$458,364
2020	434,395	448,568	448,568
2021	425,078	438,771	438,771
2022	436,496	438,771	438,771
2023	448,299	438,771	438,771
Thereafter	1,317,256	1,282,137	1,282,137
Total	$3,505,382	$3,505,382	$3,505,382

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2019 and December 31, 2018

Assets

Total assets increased $78.6 million or 8.6% to $991.3 million at September 30, 2019 from $912.6 million at December 31, 2018. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
(Dollars in thousands)	9/30/2019	12/31/2018	$	%
Cash and Cash Equivalents	$13,793	$12,706	$1,087	8.6%
Certificates of Deposits with Other Banks	950	1,200	(250)	(20.8)
Investments and MBS – AFS	438,243	386,256	51,987	13.5
Investments and MBS – HTM	21,417	23,638	(2,221)	(9.4)
Loans Receivable, Net	453,641	430,054	23,587	5.5
OREO	704	722	(18)	(2.5)
Operating Lease Right-of-Use Assets	2,811	—	2,811	100.0
Premises and Equipment, Net	26,378	24,175	2,203	9.1
FHLB Stock	2,853	2,204	649	29.4
BOLI	21,367	21,238	129	0.6
Other Assets	4,425	5,495	(1,070)	(19.5)

Cash and cash equivalents increased $1.1 million or 8.6% to $13.8 million at September 30, 2019 from $12.7 million at December 31, 2018 due to increases in deposits, FHLB Advances and sales of investment securities, which were partially offset by the early repayment of the Company's $2.4 million unsecured term loan from another financial institution during 2019 and the use of excess cash to fund higher yielding interest-earning assets.

Certificates of deposits with other banks decreased $250,000 or 20.8% to $950,000 at September 30, 2019 due to the maturity and redemption of two of the Bank's lower yielding time deposits with other banks during 2019.

Investment and mortgage-backed securities AFS increased $52.0 million or 13.5% to $438.2 million at September 30, 2019 from $386.3 million at December 31, 2018 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the nine months ended September 30, 2019. Investment and mortgage-backed securities HTM decreased $2.2 million or 9.4% to $21.4 million at September 30, 2019 from $23.6 million at December 31, 2018 as a result of maturities and principal paydowns.

Loans receivable, net, including loans held for sale, increased $23.6 million or 5.5% to $453.6 million at September 30, 2019 from $430.1 million at December 31, 2018 primarily due to an increase in commercial real estate loans, which increased $23.4 million or 8.5% to $299.4 million at September 30, 2019 from $276.0 million at December 31, 2018. Consumer loans decreased $1.6 million or 2.9% to $55.3 million at September 30, 2019 compared to $56.9 million at December 31, 2018. Commercial business loans decreased $1.2 million or 4.1% to $26.9 million at September 30, 2019 from $28.1 million at December 31, 2018. These decreases were partially offset by a $1.8 million or 2.2% increase in residential real estate loans to $85.8 million at September 30, 2019 from $84.0 million at December 31, 2018. Loans held for sale increased $1.9 million or 106.7% to $3.7 million at September 30, 2019 from $1.8 million at December 31, 2018.

Premises and equipment, net increased $2.2 million or 9.1% to $26.4 million at September 30, 2019 from $24.2 million at December 31, 2018 as result of our growth and recent expansion into the Augusta, Georgia market. The Bank’s newest branch, located in Augusta, Georgia, opened during the third quarter of 2019. Another branch in Augusta is under construction and scheduled to open later this year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 2019, the Company adopted the amended Leases topic of the ASC 842. As a result of this standard, the Company recognized $3.1 million in right-of-use assets on that date. Currently, the Company has operating leases on six of its facilities that are accounted for under this standard. At September 30, 2019, these assets had a balance of $2.8 million. For additional information regarding the adoption of this topic, refer to Note 13 of the Notes to Consolidated Financial Statements included herein.

FHLB stock increased $649,000 or 29.4% to $2.9 million at September 30, 2019 from $2.2 million at December 31, 2018. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances and assets have increased, so has its required investment in FHLB stock.
The cash value of BOLI increased $129,000 or 0.6% to $21.4 million at September 30, 2019 from $21.2 million at December 31, 2018 as a result of income recognized during the period due to changes in the cash surrender value of the underlying policies. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.
Other assets decreased $1.1 million or 19.5% to $4.4 million at September 30, 2019 from $5.5 million at December 31, 2018. The decrease was primarily the result of a $2.0 million decrease in net deferred tax assets, which was related to increased unrealized gains in the investment portfolio due to increases in the fair value of investment and mortgage-backed securities AFS at September 30, 2019.

Liabilities
Deposit Accounts
Total deposits increased $47.1 million or 6.1% to $814.6 million at September 30, 2019 from $767.5 million at December 31, 2018. This growth was primarily due to increases in checking and certificate accounts, which increased $21.1 million and $41.6 million, respectively, during the first nine months of 2019. The balance, weighted average rate and change in each deposit category at September 30, 2019 and December 31, 2018 is shown below.

	9/30/19		12/31/18		Increase (Decrease)
(Dollars in thousands)	Balance	Weighted Rate	Balance	Weighted Rate	$	%
Demand Accounts:
Checking	$240,644	0.05%	$219,515	0.09%	$21,129	9.6%
Money Market	242,665	0.77	261,136	0.65	(18,471)	(7.1)
Savings	51,313	0.16	48,392	0.14	2,921	6.0
Total	$534,622	0.36%	$529,043	0.31%	$5,579	1.1%
Certificate Accounts
0.00 – 0.99%	$31,807		$70,855		$(39,048)	(55.1)%
1.00 – 1.99%	112,246		120,012		(7,766)	(6.5)
2.00 – 2.99%	135,946		47,587		88,359	185.7
Total	$279,999	1.82%	$238,454	1.37%	$41,545	17.4%
Total Deposits	$814,621	0.86%	$767,497	0.64%	$47,124	6.1%

Included in certificate accounts were $59.9 million and $33.1 million in brokered deposits at September 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 2.04% and 1.86%, respectively. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB
FHLB advances increased $13.8 million or 40.5% to $47.8 million at September 30, 2019 from $34.0 million at December 31, 2018 to fund growth in the Bank’s loan and investment and mortgage-backed securities AFS portfolios. FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below.

	September 30, 2019		December 31, 2018		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	$	%
2019	$4,000,000	1.62%	$23,530,000	1.55%	$(19,530,000)	(83.0)%
2020	18,800,000	2.01	10,500,000	1.91	8,300,000	79.0
2021	25,000,000	1.97	—	—	25,000,000	100.0
Total Advances	$47,800,000	1.96%	$34,030,000	1.66%	$13,770,000	40.5%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $88.2 million and $84.7 million, respectively, at September 30, 2019 and $79.1 million and $71.4 million, respectively, at December 31, 2018.
There were no callable FHLB advances at September 30, 2019. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

Other Borrowings
The Bank had $15.0 million in other borrowings (non-FHLB advances) at September 30, 2019, an increase of $4.3 million or 40.1% from $10.7 million at December 31, 2018. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.50% at September 30, 2019 compared to 0.25% at December 31, 2018.

The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $18.7 million and $18.9 million, respectively, at September 30, 2019 and $16.7 million and $16.7 million, respectively, at December 31, 2018.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 3.82% at September 30, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity
Shareholders’ equity increased $11.8 million or 14.6% to $92.3 million at September 30, 2019 from $80.5 million at December 31, 2018. The increase was attributable to net income of $6.2 million combined with a $6.4 million increase in accumulated other comprehensive income, net of tax during the nine months ended September 30, 2019. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities AFS during the nine months ended September 30, 2019. These increases in shareholders' equity were partially offset by $828,000 in dividends paid to common shareholders during the nine months ended September 30, 2019. Book value per common share was $31.22 at September 30, 2019 compared to $27.26 at December 31, 2018.

Results of Operations for the Three Month Periods Ended September 30, 2019 and 2018

Net Income

Net income increased $112,000 or 5.3% to $2.2 million or $0.71 per diluted common share for the three months ended September 30, 2019 compared to $2.1 million or $0.68 per diluted common share for the three months ended September 30, 2018. The increase in earnings was primarily the result of increases in net interest income and non-interest income combined with a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense.

Net Interest Income

Net interest income increased $273,000 or 3.9% to $7.3 million during the quarter ended September 30, 2019, compared to $7.1 million for the same period in 2018. During the quarter ended September 30, 2019, average interest earning assets increased $78.1 million or 9.4% to $912.3 million from $834.2 million for the same period in 2018. The increase in average earning assets and the related 13 basis point increase in average yield was partially offset by a higher cost of funds as total interest expense increased $862,000, or 60.3%, to $2.3 million during the quarter ended September 30, 2019 compared to $1.4 million for the same period in 2018. The increase was primarily related to interest expense on deposits, which increased due to the rise in local market interest rates, resulting in a 37 basis point increase in average cost and a $45.7 million increase in average deposits for the third quarter of 2019. Average interest-bearing liabilities increased $65.5 million or 9.2% to $780.8 million for the three months ended September 30, 2019 from $715.3 million for the comparable period in 2018 due to the increase in average deposits and a $24.1 million increase in FHLB advances and other borrowed money. The Company's net interest margin was 3.25% for the quarter ended September 30, 2019 compared to 3.43% for the same quarter in 2018. The Company's net interest spread on a tax equivalent basis decreased 25 basis points to 3.07% for the three months ended September 30, 2019 from 3.32% for the comparable period in 2018.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Change in Average Balance	Change in Tax Equivalent Interest Income
	2019		2018
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$451,652	5.64%	$432,807	5.44%	$18,845	$479
Mortgage-Backed Securities	243,003	2.98	195,986	2.76	47,017	457
Investment Securities(2)	216,458	2.80	197,877	2.68	18,581	192
Overnight Time and Certificates of Deposit	1,157	1.41	7,528	1.34	(6,371)	(21)
Total Interest-Earning Assets	$912,270	4.25%	$834,197	4.12%	$78,073	$1,107
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended September 30, 2019 and 2018. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $57,000 and $85,000 for the quarters ended September 30, 2019 and 2018, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Total tax equivalent interest income increased $1.1 million or 12.9% to $9.7 million during the quarter ended September 30, 2019 compared to $8.6 million during the same period in 2018. This increase was the result of a $78.1 million increase in average interest-earning assets combined with an increase of 13 basis points in the average yield earned on interest-earning assets. Total interest income on loans increased $479,000 or 8.1% to $6.4 million during the quarter ended September 30, 2019 from $5.9 million during the comparable period in 2018 as the result of a $18.8 million increase in the average loan portfolio balance combined with an increase of 20 basis points in the average yield on loans. Interest income from MBS increased $457,000 or 33.8% to $1.8 million during the quarter ended September 30, 2019 due to a $47.0 million increase in the average balance combined with an increase of 22 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities increased $192,000 or 14.5% to $1.5 million during the quarter ended September 30, 2019 due to a $18.6 million increase in the average balance of the investment securities portfolio combined with a 12 basis point increase in the average yield on investment securities.

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Change in Average Balance	Change in Interest Expense
	2019		2018
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$372,976	0.58%	$360,644	0.36%	$12,332	$216
Savings Accounts	51,034	0.15	48,571	0.12	2,463	5
Certificate Accounts	268,803	1.79	237,851	1.19	30,952	498
FHLB Advances and Other Borrowed Money	76,769	1.83	52,651	1.19	24,118	195
Note Payable	—	—	4,317	4.80	(4,317)	(52)
Junior Subordinated Debentures	5,155	4.15	5,155	4.13	—	—
Senior Convertible Debentures	6,044	8.00	6,064	8.00	(20)	—
Total Interest-Bearing Liabilities	$780,781	1.17%	$715,253	0.80%	$65,528	$862
(1) Annualized

Total interest expense increased $862,000 or 60.3% to $2.3 million during the three months ended September 30, 2019 compared to $1.4 million for the same period in 2018 reflecting the rise in market interest rates over the last year. The increase was attributable to a 37 basis point increase in the average cost of interest-bearing liabilities and a $65.5 million increase in the average balance of interest-bearing liabilities. Interest expense on deposits increased $719,000 or 68.7% to $1.8 million during the three months ended September 30, 2019 compared to $1.0 million for the same period in 2018. The increase was attributable to a 37 basis point increase in the average cost of deposit accounts combined with a $45.7 million or 7.1% increase in average interest-bearing deposits to $692.8 million for the three months ended September 30, 2019 compared to $647.1 million for the three months ended September 30, 2018.

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

Once the analysis is completed, the three components are combined and compared to the allowance amount. Based on this, charges are made to the provision as needed. The table below shows the changes in the allowance for loan losses for the quarters ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Beginning Balance	$8,753,539	$8,611,176
Provision for Loan Losses	75,000	150,000
Charge-offs	(102,273)	(172,492)
Recoveries	32,372	13,394
Net (Charge-offs) Recoveries	(69,901)	(159,098)
Ending Balance	$8,758,638	$8,602,078

At Period End:	September 30, 2019	September 30, 2018
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	1.9%	2.0%
Allowance For Loan Losses as a % of Impaired Loans	202.6%	68.3%
Impaired Loans	$4,323,060	$12,595,869
Gross Loans Receivable, Held For Investment (1)	$458,717,257	$431,844,768
Total Loans Receivable, Net	$453,641,495	$423,979,788
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The Company had net charge-offs of $70,000 for the quarter ended September 30, 2019 compared to net charge-offs of $159,000 for the comparable period in 2018. Consistent with the decrease in net charge-offs, the provision for loan losses also decreased to $75,000 for the quarter ended September 30, 2019 compared to $150,000 during the third quarter of 2018. The allowance for loan losses as a percentage of gross loans was 1.9% at September 30, 2019 compared to 2.0% at September 30, 2018.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income increased $339,000 or 16.4% to $2.4 million for the three months ended September 30, 2019 compared to $2.1 million for the three months ended September 30, 2018. The following table summarizes the changes in non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Gain on Sale of Investment Securities	$96,057	$—	$96,057	100.0%
Gain on Sale of Loans	580,220	345,396	234,824	68.0
Service Fees on Deposit Accounts	279,360	262,821	16,539	6.3
Commissions From Insurance Agency	201,253	196,817	4,436	2.3
BOLI Income	273,609	135,000	138,609	102.7
Trust Income	270,000	249,000	21,000	8.4
Check Card Fee Income	365,659	320,708	44,951	14.0
Grant Income	55,364	318,102	(262,738)	1.0
Other	286,935	241,837	45,098	18.6
Total Non-Interest Income	$2,408,457	$2,069,681	$338,776	16.4%

The increase in non-interest income was primarily attributable to increases in both gain on sale of loans and net gain on the sale of investment securities AFS, partially offset by a decline in grant income due to a difference in timing of receipt of the grant. Gain on sale of loans increased $235,000 or 68.0% to $580,000 for the three months ended September 30, 2019 compared to $345,000 during the same period in 2018 as the volume of loans sold increased. Net gain on sale of investment securities was $96,000 during the quarter ended September 30, 2019 compared to none for the same period last year.

During the third quarter of 2019, the Bank recognized $139,000 in BOLI death benefits in addition to $135,000 in income related to accrued interest credited to the cash surrender value underlying the BOLI policies. The Company did not receive any BOLI death benefit proceeds during the third quarter of 2018. The entire portion of BOLI income recognized in 2018 was related to changes in the cash surrender value of the BOLI policies.

Non-Interest Expense

For the quarter ended September 30, 2019, non-interest expense increased $572,000 or 8.9% to $7.0 million compared to $6.4 million for the same period in 2018. The following table summarizes the changes in non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amounts	Percent
Compensation and Employee Benefits	$4,270,515	$4,032,245	$238,270	5.9%
Occupancy	599,512	586,527	12,985	2.2
Advertising	190,070	181,663	8,407	4.6
Depreciation and Maintenance of Equipment	644,800	575,750	69,050	12.0
FDIC Insurance Premiums	41,540	72,837	(31,297)	(43.0)
Net Cost (Recovery) of Operation of OREO	189,467	(203,104)	392,571	(193.3)
Other	1,053,219	1,171,664	(118,445)	(10.1)
Total Non-Interest Expense	$6,989,123	$6,417,582	$571,541	8.9%

Compensation and employee benefits expenses increased $238,000 or 5.9% to $4.3 million for the quarter ended September 30, 2019 compared to $4.0 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net cost of $189,000 from the operation of OREO properties during the quarter ended September 30, 2019 compared to a net recovery of $203,000 during the quarter ended September 30, 2018. This includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $44,000 in net gain on sales of OREO properties and write-downs of $8,000 during the third quarter of 2019 compared to net gain on sales of $240,000 and write-downs of $6,000 during the third quarter of 2018.

Depreciation and maintenance of equipment expense increased $69,000 reflecting the growth in our branch network. Deposit and FDIC insurance premiums decreased $31,000 as a result of a small bank credit awarded by the FDIC, which was recognized during the quarter ended September 30, 2019. The Bank has $149,000 in small bank credits on future assessments remaining at September 30, 2019, which may be recognized in future periods when allowed by the FDIC upon insurance fund levels being met.

Other non-interest expenses decreased $118,000, or 10.1% to $1.1 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes
The provision for income taxes increased $3,000 or 0.7% to $475,000 for the quarter ended September 30, 2019 from $471,000 for the same period in 2018. Income before income taxes was $2.7 million for the quarter ended September 30, 2019 compared to $2.6 million for the same period in 2018. The Company’s combined federal and state effective income tax rate for the current quarter was 17.6% compared to 18.3% for the same quarter one year ago as a result of a larger investment in state tax credits made by the Bank during 2019 compared to 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Net Income
Net income increased $535,000 or 9.4% to $6.2 million or $1.98 per diluted common share for the nine months ended September 30, 2019 compared to $5.7 million or $1.82 per diluted common share for the same nine month period in 2018. The increase in earnings was primarily due to increases in net interest income and non-interest income. These items were partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income increased $1.3 million or 6.4% to $21.7 million for the nine months ended September 30, 2019 compared to $20.4 million for the same period last year. During the nine months ended September 30, 2019, average interest earning assets increased $57.3 million or 7.0% to $878.6 million from $821.3 million for the nine months ended September 30, 2018. Average interest-bearing liabilities also increased by $40.9 million or 5.8% to $750.5 million for the nine months ended September 30, 2019 from $709.6 million for the same period in 2018. The increase in average earning assets and the related 26 basis point increase in average yield was partially offset by a higher cost of funds as total interest expense increased $2.2 million, or 56.4%, to $6.1 million in the first nine months of 2019 compared to $3.9 million for the same period in 2018. The increase during 2019 was related to interest expense on deposits, which increased due to the rise in market interest rates, resulting in a 39 basis point increase in average cost combined with an increase in average deposits.
The Company's net interest margin decreased to 3.33% for the nine months ended September 30, 2019 compared to 3.36% for the nine months ended September 30, 2018. The net interest spread on a tax equivalent basis decreased nine basis points to 3.17% for the nine months ended September 30, 2019 from 3.26% for the comparable period in 2018.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,				Change in Average Balance	Increase in Interest Income
	2019		2018
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$439,704	5.59%	$421,795	5.36%	$17,909	$1,454
Mortgage-Backed Securities	222,326	2.99	198,421	2.65	23,905	1,035
Investment Securities(2)	211,909	2.84	196,191	2.45	15,718	898
Overnight Time & Certificates of Deposit	4,661	2.69	4,882	1.16	(221)	52
Total Interest-Earning Assets	$878,600	4.25%	$821,289	3.99%	$57,311	$3,439
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the nine months ended September 30, 2019 and 2018. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $201,000 and $253,000 for the nine months ended September 30, 2019 and 2018, respectively.

Total tax equivalent interest income increased $3.4 million or 14.0% to $28.0 million during the nine months ended September 30, 2019 from $24.6 million for the same period in 2018. Total interest income on loans increased $1.5 million or 8.6% to $18.4 million during the nine months ended September 30, 2019 from $17.0 million for the same period in 2018. The increase was a result of a $17.9 million or 4.2% increase in the average loan portfolio to $439.7 million from $421.8 million for the same period in 2018 combined with an increase of 23 basis points in the average yield on loans. Interest income from MBS increased $1.0 million or 26.2% to $5.0 million for the nine months ended September 30, 2019 from $3.9 million for the same period in 2018. The increase was the result of a $23.9 million increase in the average balance of MBS combined with an increase of 34 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities increased $898,000 to $4.5 million for the nine months ended September 30, 2019 from $3.6 million for the same period in 2018 due to a $15.7 million increase in the average balance of investment securities combined with an increase of 39 basis points in the average yield earned on investment securities.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,				Change in Average Balance	Change in Interest Expense
	2019		2018
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$374,396	0.57%	$354,309	0.29%	$20,087	$823
Savings Accounts	50,223	0.14	46,216	0.11	4,007	16
Certificates Accounts	257,247	1.65	233,486	1.06	23,761	1,325
FHLB Advances and Other Borrowed Money	56,528	1.59	58,660	1.17	(2,132)	163
Note Payable	902	5.25	5,709	4.46	(4,807)	(155)
Junior Subordinated Debentures	5,155	4.31	5,155	3.81	—	19
Senior Convertible Debentures	6,046	8.00	6,064	8.00	(18)	(1)
Total Interest-Bearing Liabilities	$750,497	1.08%	$709,599	0.73%	$40,898	$2,190
(1) Annualized

Interest expense increased $2.2 million or 56.4% to $6.1 million during the nine months ended September 30, 2019 compared to $3.9 million for the same period in 2018. The increase was attributable to a 35 basis point increase in the average cost of interest-bearing liabilities combined with a $40.9 million or 5.8% increase in the average balance of interest-bearing liabilities. Interest

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

expense on deposits increased $2.2 million or 81.1% to $4.8 million during the nine months ended September 30, 2019 compared to $2.7 million for the same period last year. The increase was attributable to a $47.9 million or 7.5% increase in the average balance of interest-bearing deposits to $681.9 million for the nine months ended September 30, 2019 compared to $634.0 million for the nine months ended September 30, 2018 combined with an increase of 39 basis points in the average cost of deposit accounts.

Interest expense on FHLB advances and other borrowings increased $163,000 or 31.8% to $676,000 during the nine months ended September 30, 2019 from $513,000 during the same period in 2018 due to a 42 basis point increase in the average cost of these liabilities, which was partially offset by a $2.1 million or 3.6% decrease in the average balance to $56.5 million during the nine months ended September 30, 2019 from $58.7 million for the same period last year.

Provision for Loan Losses

There was $175,000 in provision for loan losses recorded during the nine months ended September 30, 2019 compared to $150,000 for the same period in 2018. The provision for loan losses increased due to higher net loan receivable balances and loan charge-offs. The Company had net charge-offs of $588,000 for the nine months ended September 30, 2019 compared to net recoveries of $230,000 during the comparable period in 2018. The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning Balance	$9,171,717	$8,221,618
Provision for Loan Losses	175,000	150,000
Charge-offs	(831,648)	(319,856)
Recoveries	243,569	550,316
Net (Charge-offs) Recoveries	(588,079)	230,460
Ending Balance	$8,758,638	$8,602,078

Non-Interest Income
Non-interest income increased $1.2 million or 21.1% to $7.1 million for the nine months ended September 30, 2019, compared to $5.9 million for the nine months ended September 30, 2018. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Gain on Sale of Investment Securities	$1,056,959	$436,304	$620,655	142.3%
Gain on Sale of Loans	1,126,551	999,045	127,506	12.8
Service Fees on Deposit Accounts	785,987	770,493	15,494	2.0
BOLI Income	543,609	405,000	138,609	34.2
Commissions From Insurance Agency	528,246	525,153	3,093	0.6
Trust Income	787,200	725,000	62,200	8.6
Check Card Fee Income	1,063,314	966,365	96,949	10.0
Grant Income	332,393	318,102	14,291	4.5
Other	872,591	712,785	159,806	22.4
Total Non-Interest Income	$7,096,850	$5,858,247	$1,238,603	21.1%
Net gain on sale of investment securities was $1.1 million during the nine months ended September 30, 2019, an increase of $621,000 or 142.3% compared to a net gain of $436,000 during the same period last year. The Company sold 63 investment securities for proceeds of $70.8 million during the nine months ended September 30, 2019 compared to 23 investment securities sold for proceeds of $28.6 million during the same period last year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gain on sale of loans increased $128,000 or 12.8% to $1.1 million for the nine months ended September 30, 2019 compared to $999,000 during the same period in 2018 as the dollar volume of loans sold increased.

BOLI income increased $139,000 or 102.7% to $544,000 during the nine months ended September 30, 2019 from $405,000 for the same period in 2018. The entire increase was related to BOLI death benefit proceeds received during 2019. The Company did not receive any BOLI death benefit proceeds during 2018; all BOLI income recognized was related to changes in the cash surrender value of the policies.

The Company received a Bank Enterprise Award grant from the United States Department of the Treasury in the amount of $233,000 and a Financial Assistance Award grant totaling $99,000 during the nine months ended September 30, 2019 in recognition of its continued commitment to community development in economically distressed areas. Similar grants were received in 2018.
Trust income increased $62,000 or 8.6% due to an increase in assets under management. Check card fee income increased $97,000 or 10.0% reflecting higher transaction volume. Other non-interest income increased $160,000.

Non-Interest Expense
For the nine months ended September 30, 2019, non-interest expense increased $1.8 million or 9.4% to $21.0 million compared to $19.2 million for the same period in 2018. The following table summarizes the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Compensation and Employee Benefits	$12,587,421	$11,683,664	$903,757	7.7%
Occupancy	1,728,732	1,677,970	50,762	3.0
Advertising	539,234	455,753	83,481	18.3
Depreciation and Maintenance of Equipment	1,894,997	1,673,470	221,527	13.2
FDIC Insurance Premiums	184,022	206,218	(22,196)	(10.8)
Net Benefit of Operation of OREO	(62,680)	(362,864)	300,184	(82.7)
Other	4,103,020	3,842,576	260,444	6.8
Total Non-Interest Expense	$20,974,746	$19,176,787	$1,797,959	9.4%
Compensation and employee benefits expenses were $12.6 million for the nine months ended September 30, 2019, an increase of $904,000 or 7.7% from $11.7 million during the same period last year. The increase was due to general annual cost of living increases combined with an increase in the number of full time employees.

Depreciation and maintenance of equipment increased $222,000 or 13.2% primarily due to additional capital expenses related to our newest branches in Ridge Spring, South Carolina and Augusta, Georgia.

The Company had a net benefit of $63,000 from the operation of OREO properties during the nine months ended September 30, 2019 compared to a net benefit of $363,000 during the nine months ended September 30, 2018. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $182,000 in net gain on sales of OREO properties and write-downs of $22,000 during the first nine months of 2019 compared to net gain on sales of $548,000 and write-downs of $56,000 during the same period in 2018.

Provision For Income Taxes
The provision for income taxes increased $182,000 or 14.0% to $1.5 million for the nine months ended September 30, 2019 from $1.3 million for the same period in 2018. Income before taxes was $7.7 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s combined federal and state effective income tax rate was 19.3% for the nine months ended September 30, 2019 compared to 18.7% for the same period in 2018.

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

During the nine months ended September 30, 2019 loan disbursements exceeded loan repayments resulting in a $23.6 million or 5.5% increase in total net loans receivable. During the same period, deposits increased $47.1 million or 6.1% and FHLB advances increased $13.8 million or 40.5%. The Bank had $244.2 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2019, the Bank had $176.8 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2019, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 15.7%, 9.3%, 15.7%, and 16.9%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares and paying discretionary bonuses. At September 30, 2019 the Bank’s conservation buffer was 8.9%.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2019, it would have exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 14.6%, 9.1%, 15.5% and 16.7%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is not required to support commitments. The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2019.

(Dollars in thousands)	One Month or Less	One Through Three Months	Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$134	$1,700	$33,556	$35,390	$63,161	$98,551
Standby Letters of Credit	—	—	1,146	1,146	214	1,360
Total	$134	$1,700	$34,702	$36,536	$63,375	$99,911

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	November 14, 2019	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 14, 2019	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101 The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements