Form 10-K
period 2019-12-31
SECURITY FEDERAL CORP
filed 2020-03-20
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _________ to _________

Commission File Number: 0-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-08580504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
238 Richland Avenue Northwest, Aiken, South Carolina	29801
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(803) 641-3000

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [ ]  NO [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [ X ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [ X ]

As of March 20, 2020, there were issued and outstanding 3,252,884 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2019, was $57.5 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2019. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the potential effects of coronavirus on international trade (including supply chains and export levels), and the other risks described elsewhere in this document.

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

At December 31, 2019, the Company had assets of $963.2 million, deposits of $771.4 million and shareholders' equity of $91.8 million.

The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 17 branch offices in Aiken, Lexington, Richland and Saluda counties in South Carolina and Columbia and Richmond counties in Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. The Bank will open its 18th branch office in Augusta, Georgia in 2021.

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

Security Federal has two active wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS") and Security Federal Investments, Inc. ("SFINV"). SFINS is an insurance agency subsidiary that offers auto, business, health and home insurance. SFINS also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. Security Federal also has one inactive subsidiary, Security Financial Services Corporation.

Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Company’s 2019 Annual Report to Shareholders (“Annual Report”).

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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$67,287	14.2%	$72,501	16.2%	$71,867	17.7%	$72,366	19.5%	$70,762	20.7%
Owner occupied residential construction	23,108	4.9	13,246	3.0	12,440	3.1	9,858	2.6	8,074	2.4
Total residential real estate loans	90,395	19.1	85,747	19.2	84,307	20.8	82,224	22.1	78,836	23.1
Commercial loans:
Commercial business	22,234	4.7	28,087	6.3	26,778	6.6	16,279	4.4	12,514	3.7
Commercial real estate	295,878	62.6	268,688	60.2	228,818	56.4	208,958	56.2	187,934	55.0
Multi-family	7,673	1.6	7,272	1.6	8,996	2.2	13,641	3.7	12,149	3.6
Total commercial loans	325,785	68.9	304,047	68.1	264,592	65.2	238,878	64.3	212,597	62.2
Consumer loans:
Deposit account	665	0.1	491	0.1	647	0.1	400	0.1	487	0.1
Home equity lines	28,531	6.0	27,732	6.2	28,690	7.1	24,615	6.6	24,163	7.1
Consumer first and second mortgages	3,625	0.8	3,954	0.9	4,827	1.2	5,527	1.5	6,959	2.0
Premium finance	2,933	0.6	4,896	1.1	4,904	1.2	4,250	1.1	3,409	1.0
Other	20,577	4.4	19,835	4.4	17,694	4.4	15,876	4.3	15,362	4.5
Total consumer loans	56,331	11.9	56,908	12.7	56,762	14.0	50,668	13.6	50,380	14.7
Total loans	472,511	100.0%	446,702	100.0%	405,661	100.0%	371,770	100.0%	341,813	100.0%
Less:
Loans in process	9,957		7,225		6,805		3,526		2,903
Deferred fees and discount	469		252		142		165		62
Allowance for loan losses	9,226		9,171		8,221		8,356		8,275
Total loans receivable	$452,859		$430,054		$390,493		$359,723		$330,573

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$19,277	4.1%	$17,473	3.9%	$17,746	4.3%	$17,336	4.7%	$14,158	4.1%
Commercial business and commercial real estate	263,146	55.7	264,654	59.2	222,952	55.0	203,032	54.6	180,285	52.7
Consumer	23,978	5.1	25,447	5.7	24,407	6.0	22,310	6.0	22,286	6.5
Total fixed rate loans	$306,401	64.8	$307,574	68.9	$265,105	65.3	$242,678	65.3	$216,729	63.4
Adjustable rate loans
Residential real estate	$71,118	15.1	$68,274	15.3	$66,561	16.4	$64,888	17.5	$64,678	18.9
Commercial business and commercial real estate	62,639	13.3	39,393	8.8	41,640	10.3	35,846	9.6	32,312	9.5
Consumer	32,353	6.8	31,461	7	32,355	8.0	28,358	7.6	28,094	8.2
Total adjustable rate loans	166,110	35.2	139,128	31.1	140,556	34.7	129,092	34.7	125,084	36.6
Total loans	$472,511	100.0%	$446,702	100.0%	$405,661	100.0%	$371,770	100.0%	$341,813	100.0%
Less
Loans in process	$9,957		$7,225		$6,805		$3,526		$2,903
Deferred fees and discounts	469		252		142		165		62
Allowance for loan losses	9,226		9,171		8,221		8,356		8,275
Total loans receivable	$452,859		$430,054		$390,493		$359,723		$330,573

As of December 31, 2019, the total amount of loans due after December 31, 2020, which have predetermined or fixed interest rates was $233.0 million, and the total amount of loans due after that date which have floating or adjustable interest rates was $122.4 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2019.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction	Consumer	Commercial Construction and A&D	Commercial Business and Other Commercial Real Estate	Total Loans
	(In Thousands)
Six months or less (1)	$3,930	$16,292	$9,062	$19,596	$16,267	$65,147
Over six months to one year	210	6,724	572	16,862	27,645	52,013
Over one year to three years	1,125	92	5,778	13,581	71,804	92,380
Over three to five years	1,641	—	9,050	11,152	76,712	98,555
Over five to ten years	1,738	—	9,972	4,935	53,664	70,309
Over ten years	58,642	—	21,897	40	13,528	94,107
Total	$67,286	$23,108	$56,331	$66,166	$259,620	$472,511
__________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and personal line of credit loans.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$25,955	$24,625	$21,676	$19,851	$14,298
Fixed rate - residential real estate (1)	62,526	42,940	42,069	35,435	24,181
Consumer	23,419	22,268	21,466	18,441	11,540
Commercial business and commercial real estate	257,132	204,940	168,474	190,914	130,241
Total loans originated/ renewed	369,032	294,773	253,685	264,641	180,260
Loans Purchased	57	253	5,500	5,005	—
Less:
Loans Sold:
Fixed rate - residential real estate	59,737	45,345	41,977	33,654	23,583
Adjustable rate- residential real estate	—	—	—	—	—
Fixed rate - commercial real estate	625	—	100	—	—
Transfers to OREO	833	436	581	1,026	4,363
Principal repayments	282,721	208,205	182,636	205,009	160,135
Increase (decrease) in other items, net	3,004	1,480	3,121	807	1,481
Net increase (decrease)	$22,169	$39,560	$30,770	$29,150	$(9,302)
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

Total fee income (including amounts amortized to income as yield adjustments) received by the Bank from loan originations was $845,000 for the year ended December 31, 2019.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$52	$21	$(13)	$23	$23
Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.2%	0.1%	(0.06)%	0.1%	0.2%
Net deferred mortgage loan origination fees (costs) in loan portfolio at end of period	$46	$359	$13	$(27)	$18
__________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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
Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2019, Security Federal sold $59.7 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2019, the Bank had $4.0 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2019, the Bank's legal lending limit under this restriction was $16.6 million.  At that date, the Bank's largest loan relationship to a single borrower was $11.3 million, comprised of three loans for commercial properties. These loans were performing in accordance with their repayment terms at December 31, 2019.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2019, the Board approved an increase in the Bank's lending limit to a single borrower to 15% of unimpaired capital, or $16.6 million for the year ended December 31, 2019.

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
Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements. The Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer and Senior Vice President/Mortgage Lending individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.  Loans in excess of $500,000 and up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the President of the Company, the Executive Vice President/Financial Services, the Executive Vice President/Insurance, Mortgage and Trust Services, the Chief Lending Officer, or the Secretary of the Executive Committee.  Any loan in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits discussed above are the aggregate of all loans to any one borrower or entity, not including loans that are secured by the borrower's primary residence, and are conventionally underwritten.
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2019, the Bank had $282,000 in outstanding commitments on mortgage loans not yet closed compared to $991,000 at December 31, 2018. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $108.0 million at December 31, 2019.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Residential Real Estate Lending.  At December 31, 2019 the Bank had $90.4 million or 19.1% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
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
During the year ended December 31, 2019, the Bank originated $88.5 million in residential real estate loans, 29.3% of which had adjustable interest rates. At December 31, 2019, residential ARMs totaled $71.1 million or 15.1% of the Bank's loan portfolio. At December 31, 2019, the Bank also held approximately $19.3 million or 4.1% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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
When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value of the collateral.  When loans are made for amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value.  In general, the Bank restricts its residential lending to South Carolina and the nearby Evans and Augusta, Georgia market.

Many of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Freddie Mac or Fannie Mae. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac or Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to their underwriting guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Freddie Mac or Fannie Mae.
Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2019, residential construction loans on one- to four-family dwellings to owner-occupants totaled $23.1 million, or 4.9%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 3.25% to 6.25% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2019, the Bank had $22.2 million, or 4.7% of its total loan portfolio, in commercial business loans.  A total of $827,000, or 3.5% of these loans were unsecured at December 31, 2019.
The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family speculative dwellings or pre-sold homes, land lots, income property developments, and undeveloped land.  At December 31, 2019, the Bank had $303.6 million, or 64.2% of its total loan portfolio, in commercial real estate loans and multi-family loans. Also included in commercial real estate loans at December 31, 2019 was $18.6 million in A&D loans with terms of typically two to three years.
Multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2019, the Bank had $7.7 million, or 1.6% of its total loan portfolio, in multi-family loans.
The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2019.

	Aiken County, SC	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$85,141	$89,171	$73,959	$45,869	$294,140
Multi-family	3,169	805	3,699	—	7,673
Commercial business	10,170	7,343	4,701	1,758	23,972
Total	$98,480	$97,319	$82,359	$47,627	$325,785

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
In 2012, the Bank instituted interest rate floors, which currently range from 3.25% to 4.25%, on new home equity line originations and a maximum loan-to-value ratio of 80%.  At December 31, 2019, the Bank had $28.5 million of home equity lines of credit outstanding and $35.2 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2019, the Bank had $56.3 million, or 11.9% of its loan portfolio, in consumer loans.
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
The Bank also has a credit card program.  As of December 31, 2019, the Bank had issued 3,042 Mastercard credit cards with total approved credit lines of $9.1 million, of which $2.9 million was outstanding on that date.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2019.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	—	$—	13	$3,850	61	$422	5	$148	$4,420
60 - 89 days	4	355	—	—	11	218	2	77	650
90 days and over	2	144	11	1,353	4	82	2	20	1,599
Total delinquent loans	6	$499	24	$5,203	76	$722	9	$245	$6,669

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

At December 31, 2019, $8.5 million of the total loan balance was classified "substandard" compared to $14.6 million at December 31, 2018. At December 31, 2019, $16.4 million of the total loan balance was designated as "special mention" compared to $20.4 million at December 31, 2018. At December 31, 2019, $75.7 million of the total loan balance was designated as “caution” compared to $60.6 million at December 31, 2018. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2019 and 2018. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2019, there were $825,000 in TDRs compared to $1.4 million at December 31, 2018.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

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

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$355	$332	$—	$—	$1,144
Consumer	218	248	85	120	282
Commercial Business	77	106	102	69	—
Commercial Real Estate	—	424	365	256	930
Total	$650	$1,110	$552	$445	$2,356
Total as a percentage of total assets	0.07%	0.12%	0.06%	0.05%	0.29%

Loans Delinquent 90 or more Days or Non-Accruing Loans:
Residential Real Estate	$1,520	$2,085	$1,949	$2,488	$3,307
Consumer	319	1,275	319	242	576
Commercial Business	123	124	109	145	178
Commercial Real Estate	1,474	3,564	3,341	2,640	2,973
Total	$3,436	$7,048	$5,718	$5,515	$7,034
Total as a percentage of total assets	0.36%	0.77%	0.66%	0.68%	0.88%
TDRs (1)	$825	$1,369	$4,114	$4,595	$6,714
OREO	$678	$722	$1,116	$2,721	$4,361
Allowance for loan losses	$9,226	$9,171	$8,221	$8,356	$8,275
_______________________
(1) Includes two loans with a combined balance of $36,000 at December 31, 2019 that are also included in the Non-Accruing Loans section of this table.

Non-performing loans decreased $3.6 million or 51.2% to $3.4 million at December 31, 2019 from $7.0 million at December 31, 2018. The largest decrease in non-performing loans was in the non-performing commercial real estate loans category, which decreased $2.1 million or 58.6% to $1.5 million at December 31, 2019 from $3.6 million at December 31, 2018. The balance in non-performing commercial real estate loans at December 31, 2019 consisted of 14 loans to nine borrowers with an average loan balance of $105,000 compared to 18 loans to 15 borrowers with an average loan balance of $198,000 at December 31, 2018.
Non-performing loans within the residential real estate loan category decreased $564,000 or 27.1% to $1.5 million at December 31, 2019 from $2.1 million at December 31, 2018. Non-performing residential real estate loans at December 31, 2019 consisted of 12 loans to 12 borrowers with an average loan balance of $127,000, the largest of which was $341,000, compared to 14 loans to 14 borrowers with an average loan balance of $149,000 at December 31, 2018.
Non-performing consumer loans decreased $955,000 or 75.0% to $319,000 at December 31, 2019 compared to $1.3 million at December 31, 2018. Non-performing consumer loans at December 31, 2019 consisted of 10 loans to 10 borrowers with an average loan balance of $32,000, the largest of which was $68,000, compared to 12 loans to 12 borrowers with an average loan balance of $106,000, the largest of which was $843,000, at December 31, 2018.

At December 31, 2019, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2019, the interest income not recognized that would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $468,000 compared to $760,000 for the year ended December 31, 2018.  For the year ended December 31, 2019 actual interest recorded on these loans was $54,000 compared to $329,000 for the year ended December 31, 2018.

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

The Bank did not modify any loans that were considered to be TDRs during the year ended December 31, 2019. The Bank had five loans totaling $825,000 at December 31, 2019 which were TDRs modified in prior years, compared to seven TDRs totaling $1.4 million at December 31, 2018. The five TDRs consisted of four commercial real estate loans to three separate borrowers, the largest of which had a balance of $451,000, and one unsecured consumer loan with a balance of $7,000 at December 31, 2019. The commercial real estate loans were secured primarily by first mortgages on one single family residence and three churches. At December 31, 2019, there were no TDRs in default. The Bank considers any loan 30 days or more past due to be in default. At December 31, 2019 and 2018, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible borrower credit issues that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2019 and 2018, the Bank had identified $21.4 million and $27.9 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $678,000 at December 31, 2019 and consisted of the following real estate properties: 14 acres of residential land, 5 acres of commercial loan and a commercial strip center located in South Carolina.

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
At December 31, 2019, the allowance for loan losses or reserve was $9.2 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $382.1 million, or 80.9% of the total loan portfolio, at December 31, 2019.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2019, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.42%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.
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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Balance at beginning of period	$9,172	$8,221	$8,356	$8,275	$8,358
Provision for loan losses	375	925	300	500	—
Charge-offs:
Residential real estate	35	46	212	197	217
Commercial business and commercial real estate	518	385	435	524	773
Consumer	432	225	184	242	527
Total charge-offs	985	656	831	963	1,517
Recoveries:
Residential real estate	6	2	2	11	94
Commercial business and commercial real estate	543	570	319	446	1,186
Consumer	115	110	75	87	154
Total recoveries	664	682	396	544	1,434
Balance at end of period	$9,226	$9,172	$8,221	$8,356	$8,275
Net charge-offs (recoveries) to average loans outstanding during the period	0.07%	(0.01)%	0.11%	0.12%	0.02%

The following table summarizes the distribution of the Bank's allowance for loan losses at the dates indicated.  The entire allowance is available to absorb losses from all loan categories.

	December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in Thousands)
Residential Real Estate	$1,391	15.1%	$1,191	13.0%	$1,233	15.0%	$1,360	16.3%	$1,323	16.0%
Consumer	1,211	13.1	1,204	13.1	1,145	13.9	997	11.9	1,063	12.8
Commercial Business	545	5.9	924	10.1	1,011	12.3	883	10.6	774	9.4
Commercial Real Estate	6,079	65.9	5,853	63.8	4,832	58.8	5,116	61.2	5,115	61.8
Total	$9,226	100.0%	$9,172	100.0%	$8,221	100.0%	$8,356	100.0%	$8,275	100.0%

Subsidiaries
At December 31, 2019, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $11.1 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.
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
Security Federal Investments, Inc.  SFINV, a wholly owned subsidiary of the Bank, was formed to hold investment securities and allow for better management of the securities portfolio. The operations of SFINV are included in the Company's Consolidated Financial Statements contained in the Annual Report.

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

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Interest bearing deposit at FHLB	$500	$311	$238	$179	$490
Certificates of deposits at financial institutions	950	1,200	1,950	2,445	3,445
Total other investments	$1,450	$1,511	$2,188	$2,624	$3,935
Investment Securities:
Available for Sale:
FHLB securities	$—	$—	$—	$998	$1,932
Federal Farm Credit Bank ("FFCB") bonds	—	—	—	—	1,988
Fannie Mae bonds	—	—	—	—	1,004
Student Loan Pools	40,232	12,886	8,522	—	—
Small Business Administration ("SBA") bonds	111,893	125,447	124,248	101,906	111,417
Tax exempt municipal bonds	47,241	61,330	62,356	71,535	76,066
Taxable municipal bonds	14,840	1,978	1,997	1,991	—
Total securities available for sale	$214,206	$201,641	$197,123	$176,430	$192,407
Held to Maturity:
FHLB securities	$—	$—	$1,997	$—	$—
Freddie Mac bonds	—	977	986	—	—
Total securities held to maturity	$—	$977	$2,983	$—	$—
Total securities (1)	$214,206	$202,618	$200,106	$176,430	$192,407
FHLB stock	2,537	2,204	2,932	2,777	2,215
Total securities and FHLB stock (1)	$216,743	$204,822	$203,038	$179,207	$194,622
__________
(1)      Does not include mortgage-backed securities. Also excludes trust preferred equity securities previously included in securities available for sale, which are included within "Other Assets"

At December 31, 2019, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government.

The following table sets forth the maturities or repricing of investment securities and FHLB stock, not including mortgage-backed securities, at December 31, 2019, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 21% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  SBA bonds are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2019
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Student Loan pools	$41,088	2.58%	$—	—%	$—	—%	$—	—%	$41,088	2.58%
SBA bonds	106,063	2.74	428	2.63	1,340	3.44	4,097	3.26	111,928	2.77
Tax exempt municipal bonds	—	—	2,679	3.89	33,548	3.08	6,926	4.05	43,153	3.29
Taxable municipal bonds	—	—	995	3.20	13,156	2.56	1,019	2.54	15,170	2.60
FHLB stock (1)	2,536	6.72	—	—	—	—	—	—	2,536	6.72
Total (2)	$149,687	2.76%	$4,102	3.59%	$48,044	2.95%	$12,042	3.65%	$213,875	2.87%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $216.6 million and a yield of 2.84%.

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

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Available for sale, at fair value:
Freddie Mac	$93,346	$48,771	$34,931	$32,084	$29,973
Fannie Mae	27,051	25,934	23,756	24,219	30,518
Ginnie Mae	63,939	80,232	102,106	109,222	118,539
Private Label	16,102	29,523	26,903	19,736	3,767
Total	$200,438	$184,460	$187,696	$185,261	$182,797
Held to maturity, at cost:
Freddie Mac	$5,155	$6,256	$6,857	$7,836	$7,604
Fannie Mae	2,827	3,109	1,280	1,436	1,761
Ginnie Mae	11,265	13,274	15,946	16,312	20,508
Total	$19,247	$22,639	$24,083	$25,584	$29,873

At December 31, 2019, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricing, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2019.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								December 31, 2019
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$2,492	3.55%	$1,241	4.59%	$1,362	2.76%	$24,562	2.92%	$29,657	3.04%
Freddie Mac	4,363	2.66	802	2.98	23,074	2.78	68,382	3.02	96,621	2.95
Ginnie Mae	38,669	2.30	2,088	3.09	8	7.59	33,748	2.70	74,513	2.51
Private Label	10,007	3.37	660	2.47	—	—	5,145	3.52	15,812	3.38
Total	$55,531	2.58%	$4,791	3.38%	$24,444	2.78%	$131,837	2.94%	$216,603	2.84%

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes.  In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below and Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

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

At December 31, 2019, the Bank had $34.6 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the deposit balances at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2019:
Savings accounts 0% - 1.00%	$51,125	6.7%	$48,392	6.3%	$42,927	6.1%	$36,523	5.6%	$31,192	4.8%
Checking accounts 0% - 1.98%	260,136	33.7	219,515	28.6	197,435	28.1	171,133	26.1	155,766	23.9
Money market funds 0% - 1.48%	230,693	29.9	261,136	34.0	231,653	33.0	230,902	35.3	229,017	35.1
Total non-certificates	$541,954	70.3%	$529,043	68.9%	$472,015	67.2%	$438,558	67.0%	$415,975	63.8%
Certificates:
0.00-1.99%	$150,764	19.5%	$190,867	24.9%	$228,982	32.6%	$214,903	32.9%	$227,235	34.8%
2.00-2.99%	78,689	10.2	47,587	6.2	1,110	0.2	642	0.1	8,887	1.4
Total certificates	229,453	29.7%	238,454	31.1%	230,092	32.8%	215,545	33.0%	236,122	36.2%
Total deposits	$771,407	100.0%	$767,497	100.0%	$702,107	100.0%	$654,103	100.0%	$652,097	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2019, Jumbo CDs constituted $144.2 million or 18.7% of the Bank's total deposits. At December 31, 2019, the Bank held $47.4 million in public funds which consisted of $13.5 million in certificates of deposit and $33.9 million in demand deposit accounts.

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2019.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2020	$30,124	$14,688	$44,812
June 30, 2020	23,712	12,624	36,336
September 30, 2020	29,248	12,509	41,757
December 31, 2020	22,786	3,791	26,577
March 31, 2021	15,394	2,523	17,917
June 30, 2021	7,583	2,482	10,065
September 30, 2021	8,664	3,336	12,000
December 31, 2021	1,758	949	2,707
March 31, 2022	1,403	10,300	11,703
June 30, 2022	1,135	659	1,794
September 30, 2022	3,159	193	3,352
December 31, 2022	1,549	339	1,888
Thereafter	4,249	14,296	18,545
Total	$150,764	$78,689	$229,453

The following table summarizes the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2019.

Maturity Period	Certificates of Deposit	Savings, Checking and Money Market Accounts
	(In Thousands)
Three months or less	$27,763	$350,327
Over three through six months	19,687	—
Over six through twelve months	42,120	—
Over twelve months	54,676	—
Total	$144,246	$350,327

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2019, the Bank had $38.1 million in outstanding advances from the FHLB of Atlanta.  See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2019, the Bank had $11.6 million in retail repurchase agreements with an average rate of 0.50%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table below.

At December 31, 2019, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 3.59% at December 31, 2019.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company's common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The convertible senior debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2019, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. On January 2, 2020, the Company announced its intention to redeem all of the convertible debentures on March 2, 2020. Subsequent to the announcement, $5.9 million was converted into 295,600 common shares by holders of the debt. The Company redeemed the remaining $132,000 for cash on March 2, 2020. See Notes 13 and 25 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On October 31, 2016, the Company repurchased all 22,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) from the United States Department of the Treasury (“U.S. Treasury”) for $21.3 million plus accrued but unpaid interest of $93,000 for a total payment of $21.4 million. In connection with this repurchase, the Company obtained a $14.0 million unsecured term loan from another financial institution. The loan was paid off prior to its maturity date of October 1, 2019. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On November 22, 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”). The 10-Year Notes have a stated maturity of November 22, 2029, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2024. From and including November 22, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset semi-annually to an interest rate equal to the then-current three-month LIBOR rate plus 369 basis points. The 15-Year Notes have a stated maturity of November 22, 2034, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2029. From and including November 22, 2029 to but excluding the maturity date or early redemption date, the interest rate for the 15-Year Notes shall reset semi-annually to an interest rate equal to the then-current three-month LIBOR rate plus 357 basis points. The Notes are payable semi-annually in arrears on June 1 and December 1 of each year commencing June 1, 2020.

The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2024 and November 22, 2029, respectively. The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes.  The Company expects to use the net proceeds from the sale of the Notes for general corporate purposes to support future growth. See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

The following table sets forth the maximum month-end balance and average balance of all borrowings for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Maximum Balance:
FHLB advances	$77,158	$61,618	$51,680	$56,500	$47,300
Other borrowings	15,754	14,258	13,096	12,598	10,340
Note payable	2,363	8,500	13,000	14,000	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	30,000	—	—	—	—
Senior convertible debentures	6,064	6,064	6,084	6,084	6,084
Average Balance:
FHLB advances	$45,900	$42,971	$45,779	$40,848	$37,484
Other borrowings	14,182	13,230	11,517	9,318	8,560
Note payable	675	5,089	11,120	2,369	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	2,630	—	—	—	—
Senior convertible debentures	6,045	6,064	6,075	6,084	6,084

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Balance at Year End:
FHLB advances	$38,138	$34,030	$51,680	$48,395	$34,640
Other borrowings	11,580	10,698	11,307	9,338	6,412
Note payable	—	2,363	8,500	13,000	—
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	30,000	—	—	—	—
Senior convertible debentures	6,044	6,064	6,064	6,084	6,084
Weighted Average Interest Rate at Year End:
FHLB advances	1.94%	1.66%	1.34%	1.05%	3.87%
Other borrowings	0.50	0.25	0.15	0.15	0.15
Note payable	—	4.95	3.95	3.45	—
Junior subordinated debentures	3.59	4.49	2.66	2.21	—
Subordinated debentures	5.25	—	—	—	—
Senior convertible debentures	8.00	8.00	8.00	8.00	—
During Fiscal Year:
FHLB advances	1.94%	1.49%	1.21%	1.71%	3.52%
Other borrowings	0.49	0.24	0.15	0.15	0.15
Note payable	5.33	4.56	3.78	3.26	—
Junior subordinated debentures	4.19	3.91	2.93	2.42	2.02
Subordinated debentures	5.25	—	—	—	—
Senior convertible debentures	8.00	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Lexington, Richland and Saluda, South Carolina, and the counties of Columbia and Richmond, Georgia through its 17 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Ridge Spring, Wagener, and West Columbia, South Carolina, and Augusta and Evans, Georgia.
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

Personnel

At December 31, 2019, the Company employed 228 full-time and 22 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2019.

	Age at December 31,	Position
Name	2019	Company	Bank
J. Chris Verenes	63	Chief Executive Officer	Chief Executive Officer Chairman of the Board
Roy G. Lindburg	59	President	—
Philip R. Wahl	56	—	President
Jessica T. Cummins	39	Chief Financial Officer	Chief Financial Officer

Biographical Information. The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

J. Chris Verenes is Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since January 1, 2012 and January 1, 2011, respectively.  Prior to that, he served as President of the Bank since 2004.  Before joining the Bank he held a variety of management positions with Washington Group International, from 1996 to 2004.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

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

Philip R. Wahl was appointed President of the Bank effective August 2019. Prior to that, he served as the Bank's Augusta Market President since 2017.  Prior to joining the Bank, Mr. Wahl held a variety of management positions with local and national banks in the Augusta area during his 34 year banking career. Most recently, he was employed by First Community Bank from 2012 to 2016. He currently serves on the Georgia Health Sciences Foundation Board of Trustees and is Chairman of the Board of the Augusta Convention & Visitors Bureau.

Richard T. Harmon was appointed President of the Bank effective June 2014. Prior to that, he served as the Bank's Chief Lending Officer since 2011. He was appointed to the Company’s and the Bank’s respective Boards of Directors in 2013. Mr. Harmon retired as the Bank's President in August 2019 but continues to serve on the Company's and the Bank's Board of Directors.

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
As a bank holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. The Company also is subject to the rules and regulations of the SEC under the federal securities laws. The Bank, as a state-chartered commercial bank, is subject to regulation and oversight by the State Board, the applicable provisions of South Carolina law and by the regulations of the State Board adopted thereunder. In some circumstances, the law and regulations of other states can apply. The Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.
The laws and regulations affecting depository institutions and their holding companies changed significantly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements under these laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with federal and state consumer financial protection laws and regulations.
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
The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio of between 8 and 10 percent. Effective January 1, 2020, the Community Bank Leverage Ratio is 9.0%. Any qualifying depository institution or its holding company that exceeds that ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.
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
It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and its implementing rules and regulations will have on community banks.

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

Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2019, the Bank paid $278,000 in FDIC premiums. The assessment base for these premiums is the Bank’s total average consolidated assets less average tangible capital.
Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
In addition, federally insured institutions were required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980's. The final FICO assessments were collected in March 2019. For 2019, the Bank incurred approximately $24,000 in these assessments.
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

At December 31, 2019, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. The Bank is subject to capital adequacy requirements adopted by the FDIC, which establish minimum risk-based ratios for CET1, Tier 1 and total capital, and a minimum leverage ratio and the risk-weightings of assets for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

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
In addition to the FDIC’s minimum capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the minimum risk-based capital ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2019, the Bank’s capital conservation buffer was 11.4%.
To be considered well capitalized, a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter.
At December 31, 2019, the Bank met the requirements to be "well capitalized" and met the capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions.
The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
The FDIC has the authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. For a complete description of the Bank's required and actual capital levels on December 31, 2019, see Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2019, the Bank had $38.1 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $259.2 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."
As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2019, the Bank had $2.5 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB of Atlanta stock. These dividend yields have averaged 6.22% for the year ended December 31, 2019; 6.16% for the year ended December 31, 2018 and 4.96% for the year ended December 31, 2017.

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

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be "covered transactions" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency's assessment of a bank's record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. The Bank received an "outstanding" rating during its most recent CRA examination.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2019, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

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

Capital Requirements. As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

Jumpstart Our Business Startups ("JOBS") Act. The JOBS Act was signed into law on April 5, 2012 and allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons. The Company's Board continues to evaluate the costs and advantages and disadvantages of being an SEC registered company and the effects of deregistering its shares of common stock, including among other things, the resulting decrease in the liquidity of its shares.

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
Net Operating Loss Carryovers. Under the Tax Act, a financial institution may carryforward net operating losses indefinitely. As of December 31, 2019, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $23,458.
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
Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2019.  See Note 15 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

State Taxation
South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see Note 15 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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
Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists primarily of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia and Richmond Counties in Georgia. A decline in the economies of these five counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.
The coronavirus outbreak may also have an adverse effect on our customers directly or indirectly, including those engaged in international trade, travel and tourism. These effects could include disruptions or restrictions in our customers’ supply chains or employee productivity, closures of customers' facilities, decreases in demand for customers' products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If our customers are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected, despite having no direct operations in China.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.01% of total loans outstanding and 224.2% of non-performing assets at December 31, 2019.
The Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss ("CECL") which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is applicable to us beginning January 1, 2023. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
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
At December 31, 2019, our non-performing assets (which consist of non-accruing loans and OREO) were $4.1 million, or 0.4% of total assets. Our non-performing assets adversely affect our net income in various ways:

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
At December 31, 2019, commercial and multifamily real estate loans were $303.6 million or 64.8% of our total loan portfolio. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Consequently, this could materially adversely affect our future earnings. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets.

Our construction and land loans are based upon estimates of costs and the value of the completed project.
We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2019, commercial construction and A&D loans totaled $66.2 million or 14.0% of our total loan portfolio.
At that date, A&D loans were $18.6 million or 3.9% of our total loan portfolio. At December 31, 2019, included in our commercial real estate loan portfolio was $15.5 million, or 3.3% of our total loan portfolio, in loans for the speculative construction of single family dwellings to builders. At December 31, 2019, our residential loan portfolio included $23.1 million or 4.9% of our total loan portfolio of owner occupied residential construction loans.
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
A&D loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There was one non-performing A&D loan with a balance of $17,000 at December 31, 2019. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At December 31, 2019, $22.2 million or 4.8% of our total loans were commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2019, total commercial real estate loans represented 280% of risk based capital plus the excess allowance for loan losses. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Declines in property values have increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.
Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers may have little or no equity because of the declines in home values. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, these loans may experience higher rates of delinquencies, defaults and losses.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2019, we did not incur any other-than-temporary impairments on our securities portfolio.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

As with most financial institutions, our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve steadily increased the targeted Fed Funds rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. In a rare emergency move, the Federal Reserve Board further lowered the targeted federal funds rate in March 2020, by a half-point to a range of 1% to 1.25% in response to the evolving risks the coronavirus outbreak poses to the economy. If the Federal Reserve decreases the targeted federal funds rates further, overall interest rates will likely decline, which may negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $166.1 million or 35.2% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2019, and approximately $108.7 million, or 65.5%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.  At December 31, 2019, the weighted average floor interest rate of these loans was 4.59%.  At that date, approximately $43.5 million, or 40.0%, of these loans were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and investments or other sources could have a substantial negative effect on our liquidity. Our primary sources of liquidity are increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2019, $47.4 million of our deposits were public funds.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

We rely on dividends from Security Federal Bank for substantially all of our revenue.
Security Federal Corporation is a separate and distinct legal entity from our principal subsidiary, Security Federal Bank, and receives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, Security Federal Corporation is, and will be, dependent upon dividends from Security Federal Bank to pay dividends on Security Federal Corporation's capital stock and interest and principal on its debt. Various federal and/or state laws and regulations, including the capital conservation buffer requirement, limit the amount of dividends that Security Federal Bank may pay to Security Federal Corporation. In the event Security Federal Bank is unable to pay dividends, Security Federal Corporation may not be able to service its debt, pay obligations or pay dividends on its capital stock. The inability of Security Federal Corporation to receive dividends from Security

Federal Bank could have a material adverse effect on Security Federal Corporation’s business, financial condition and results of operations.

We are subject to certain risks in connection with our data management or aggregation.
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2019, Security Federal owned the buildings and land for 12 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased five of the remaining six offices, including its main office.  The remaining branch, located in Ridge Spring, is owned by the Town of Ridge Spring; however, Security Federal has made some capital improvements to the building, which had a net book value of $30,000 at December 31, 2019. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $19.0 million at December 31, 2019.  At December 31, 2019, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.5 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2019.  The five properties consist of (i) two lots owned for potential future branch sites located in Aiken County, South Carolina and Richland County, South Carolina, which had a combined book value of $1.3 million at December 31, 2019, (ii) another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2019, (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $263,000 at December 31, 2019, and (iv) a property consisting of land and a building located in Augusta, Georgia, which will be a future branch opening in 2021. The building is currently being renovated and had a net book value of $170,000 at December 31, 2019.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. The Company’s stock is traded on the Over-The-Counter-Bulletin Board under the symbol “SFDL.OB.” As of December 31, 2019, the Company had approximately 280 shareholders of record, not including shares held in street name, and 2,956,854 outstanding shares of common stock.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 117 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2019.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P Regional Bank Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2014.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Security Federal Corporation	$100.00	$123.56	$206.33	$186.75	$170.37	$213.15
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
S&P 600 Regional Banks	$100.00	$106.44	$154.13	$150.74	$135.89	$163.84
Source: S&P Global Market Intelligence

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2019 and December 31, 2018*
Consolidated Statements of Income For the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017*
Notes to Consolidated Financial Statements*

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2019 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Delinquent Section 16(a) Reports. None. The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

(d)	Equity Compensation Plan Information. There were no securities remaining to be issued under the Company's equity compensation plans as of December 31, 2019.

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

3.	Exhibit Index:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Description of Capital Stock of Security Federal Corporation
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.10	2018 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)
10.12	Form of Compensation Modification Agreement (13)
13	Annual Report to Shareholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23.0	Consent of Elliott Davis, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date: March 20, 2020	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2020
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 20, 2020
Jessica T. Cummins
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 20, 2020
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 20, 2020
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2020
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 20, 2020
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 20, 2020
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 20, 2020
Robert E. Alexander
Director

By:		March ___, 2020
Thomas L. Moore
Director

By:		March ___, 2020
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2020
Harry O. Weeks, Jr.
Director