Form 10-Q
period 2020-03-31
SECURITY FEDERAL CORP
filed 2020-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 14, 2020	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$15,462,336	$12,536,311
Certificates of Deposit with Other Banks	950,005	950,005
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	469,324,205	414,644,840
Held To Maturity ("HTM") (Fair Value of $19,196,143 and $19,805,841 at March 31, 2020 and December 31, 2019, Respectively)	18,286,574	19,246,935
Total Investments and Mortgage-Backed Securities	487,610,779	433,891,775
Loans Receivable, Net:
Held For Sale	5,408,570	3,990,606
Held For Investment (Net of Allowance of $9,871,838 and $9,225,574 at March 31, 2020 and December 31, 2019, Respectively)	454,557,940	448,868,129
Total Loans Receivable, Net	459,966,510	452,858,735
Accrued Interest Receivable:
Loans	1,332,054	1,211,826
Mortgage-Backed Securities	619,704	551,214
Investment Securities	1,583,949	1,635,497
Total Accrued Interest Receivable	3,535,707	3,398,537
Operating Lease Right-of-Use Assets	2,625,530	2,718,676
Premises and Equipment, Net	27,041,941	27,219,883
Federal Home Loan Bank ("FHLB") Stock, at Cost	4,086,200	2,536,500
Other Real Estate Owned ("OREO")	647,740	677,740
Bank Owned Life Insurance ("BOLI")	21,636,647	21,501,647
Goodwill	1,199,754	1,199,754
Other Assets	5,010,812	3,737,978
Total Assets	$1,029,773,961	$963,227,541
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$775,999,946	$771,407,482
Advance Payments By Borrowers for Taxes and Insurance	379,176	207,582
Advances from FHLB	75,769,000	38,138,000
Borrowings from Federal Reserve Bank ("FRB")	19,900,000	—
Other Borrowings	17,006,411	11,579,819
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	—	6,044,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,646,578	2,733,531
Other Liabilities	6,655,461	6,204,122
Total Liabilities	$933,511,572	$871,469,536
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,453,817 and 3,252,884, Respectively, at March 31, 2020 and 3,157,787 and 2,956,854, Respectively, at December 31, 2019	$34,538	$31,578
Additional Paid-In Capital	18,230,187	12,308,179
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	2,308,164	4,467,527
Retained Earnings	80,020,212	79,281,433
Total Shareholders' Equity	$96,262,389	$91,758,005
Total Liabilities and Shareholders' Equity	$1,029,773,961	$963,227,541

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest Income:
Loans	$6,121,871	$6,003,502
Mortgage-Backed Securities	1,650,086	1,549,122
Investment Securities	1,280,142	1,413,993
Other	43,028	64,205
Total Interest Income	9,095,127	9,030,822
Interest Expense:
NOW and Money Market Accounts	449,275	485,473
Savings Accounts	20,616	16,326
Certificate Accounts	974,038	912,660
FHLB Advances and Other Borrowed Money	255,675	157,110
Note Payable	—	23,777
Senior Convertible Debentures	81,796	120,880
Subordinated Debentures	393,750	—
Junior Subordinated Debentures	44,186	57,410
Total Interest Expense	2,219,336	1,773,636
Net Interest Income	6,875,791	7,257,186
Provision For Loan Losses	700,000	100,000
Net Interest Income After Provision For Loan Losses	6,175,791	7,157,186
Non-Interest Income:
Gain on Sale of Investment Securities	706,743	290,768
Gain on Sale of Loans	502,851	174,283
Service Fees on Deposit Accounts	285,075	252,017
Commissions From Insurance Agency	148,031	151,300
Trust Income	299,325	258,600
BOLI Income	135,000	135,000
Check Card Fee Income	354,099	342,334
Grant Income	58,340	259,615
Other	306,426	331,915
Total Non-Interest Income	2,795,890	2,195,832
Non-Interest Expense:
Compensation and Employee Benefits	4,674,047	4,179,034
Occupancy	591,609	552,233
Advertising	263,003	172,684
Depreciation and Maintenance of Equipment	690,930	610,357
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	16,080	73,176
Net Cost (Recovery) of Operation of OREO	12,740	(92,114)
Other	1,395,177	1,249,145
Total Non-Interest Expense	7,643,586	6,744,515
Income Before Income Taxes	1,328,095	2,608,503
Provision For Income Taxes	263,908	519,630
Net Income	1,064,187	2,088,873
Net Income Per Common Share (Basic)	$0.34	$0.71
Net Income Per Common Share (Diluted)	$0.34	$0.67
Cash Dividend Per Share on Common Stock	$0.10	$0.09
Weighted Average Shares Outstanding (Basic)	3,092,455	2,954,515
Weighted Average Shares Outstanding (Diluted)	3,092,455	3,256,715

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$1,064,187	$2,088,873
Other Comprehensive (Loss) Income:
Unrealized Holding (Losses) Gains on Securities AFS, Net of Taxes of $(541,264) and $998,996 at March 31, 2020 and 2019, Respectively	(1,623,967)	3,046,017
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $176,686 and $72,692 at March 31, 2020 and 2019, Respectively	(530,057)	(218,076)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(1,780) and $(3,341) at March 31, 2020 and 2019, Respectively	(5,339)	(10,024)
Other Comprehensive (Loss) Income, Net of Tax	(2,159,363)	2,817,917
Comprehensive (Loss) Income	$(1,095,176)	$4,906,790

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Redemption of Convertible Debentures	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,064,187	$2,088,873
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	464,387	390,743
Discount Accretion and Premium Amortization	1,185,119	1,292,404
Provision for Loan Losses	700,000	100,000
Earnings on BOLI	(135,000)	(135,000)
Gain on Sales of Loans	(502,851)	(174,283)
Gain on Sales of Investment Securities	(706,843)	(290,768)
Gain on Sales of OREO	(3,291)	(110,302)
Amortization of Operating Lease Right-of-Use Assets	93,146	98,141
Amortization of Deferred Loan Costs	69,236	41,739
Proceeds From Sale of Loans Held For Sale	16,882,646	7,131,184
Origination of Loans Held For Sale	(17,797,759)	(7,611,361)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(120,228)	(71,426)
MBS	(68,490)	(12,411)
Investment Securities	51,548	(2,704)
Increase in Advance Payments By Borrowers	171,594	154,037
(Increase) Decrease in Other, Net	(195,838)	736,821
Net Cash Provided By Operating Activities	$1,151,563	$3,625,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(42,508,264)	$(13,971,139)
Proceeds from Payments and Maturities of MBS AFS	5,698,171	7,665,227
Proceeds from Payments and Maturities of MBS Held To Maturity ("HTM")	901,954	149,162
Purchase of Investment Securities AFS	(41,965,408)	(21,531,244)
Proceeds from Payments and Maturities of Investment Securities AFS	9,655,542	7,989,484
Proceeds from Sale of Investment Securities AFS	11,148,752	6,555,400
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,000
Purchase of FHLB Stock	(5,069,100)	(1,698,100)
Redemption of FHLB Stock	3,519,400	1,975,700
(Increase) Decrease in Loans Receivable	(6,459,047)	812,445
Proceeds From Sale of OREO	33,291	463,603
Purchase and Improvement of Premises and Equipment	(286,445)	(1,435,353)
Net Cash Used By Investing Activities	$(65,331,154)	$(12,774,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$4,592,464	$21,351,459
Proceeds from FHLB Advances	163,155,000	54,180,000
Repayment of FHLB Advances	(125,524,000)	(62,210,000)
Increase in Other Borrowings, Net	5,426,592	3,345,823
Repayment of Note Payable	—	(850,000)
Redemption of Senior Convertible Debentures	(132,000)	—
Proceeds from FRB Borrowings	19,900,000	—
Proceeds from Employee Stock Purchases	12,968	12,009
Dividends to Common Stock Shareholders	(325,408)	(265,982)
Net Cash Provided By Financing Activities	$67,105,616	$15,563,309
Net Increase in Cash and Cash Equivalents	2,926,025	6,414,181
Cash and Cash Equivalents at Beginning of Period	12,536,311	12,705,910
Cash and Cash Equivalents at End of Period	$15,462,336	$19,120,091

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,902,816	$1,401,916
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$—	$3,090,512
Initial Recognition of Operating Lease Liabilities	$—	$3,090,512
Transfers From Loans Receivable to OREO	$—	$440,200
Other Comprehensive (Loss) Income	$(2,159,363)	$2,817,917

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2019 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”), Security Federal Investments, Inc. ("SFINV") and Security Financial Services Corporation (“SFSC”). SFINS is an insurance agency offering auto, business, health and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFSC is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2019 included in our 2019 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2020 or March 31, 2019; and therefore, no dilutive options in the calculation of diluted EPS for those periods. Diluted EPS also assumes the convertible debentures were converted into 302,200 shares of common stock at the beginning of the three month period ended March 31, 2019. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2020			2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,064,187	3,092,455	$0.34	$2,088,873	2,954,515	$0.71
Effect of Dilutive Securities:
Senior Convertible Debentures	—	—	—	90,660	302,200	(0.04)
Diluted EPS	$1,064,187	3,092,455	$0.34	$2,179,533	3,256,715	$0.67

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2020 and 2019, the Company had no options outstanding and there was no activity during the three months ended March 31, 2020 and 2019. At those dates, there were 50,000 options available for grants.

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$51,954,147	$—	$4,154,233	$47,799,914
Small Business Administration (“SBA”) Bonds	116,275,454	677,769	598,900	116,354,323
Tax Exempt Municipal Bonds	36,159,875	4,115,386	—	40,275,261
Taxable Municipal Bonds	27,911,455	106,427	503,698	27,514,184
Mortgage-Backed Securities	233,945,687	5,622,860	2,188,024	237,380,523
Total Available For Sale	$466,246,618	$10,522,442	$7,444,855	$469,324,205

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$41,088,231	$—	$856,401	$40,231,830
SBA Bonds	111,927,938	622,105	656,944	111,893,099
Tax Exempt Municipal Bonds	43,153,086	4,088,408	—	47,241,494
Taxable Municipal Bonds	15,169,737	35,359	364,686	14,840,410
Mortgage-Backed Securities	197,356,288	3,664,621	582,902	200,438,007
Total Available For Sale	$408,695,280	$8,410,493	$2,460,933	$414,644,840

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2020, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $69.9 million and $70.2 million, respectively, compared to an amortized cost and fair value of $63.2 million and $63.9 million, respectively, at December 31, 2019.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2020 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $28.0 million and $27.1 million, respectively, compared to an amortized cost and fair value of $15.8 million and $16.1 million, respectively, at December 31, 2019.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2020 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

	March 31, 2020
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$22,564	$22,471
After One – Five Years	5,723,428	5,774,746
After Five – Ten Years	66,054,005	66,119,094
More Than Ten Years	160,500,934	160,027,371
Mortgage-Backed Securities	233,945,687	237,380,523
Total Available For Sale	$466,246,618	$469,324,205

At March 31, 2020 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $204.5 million and $210.5 million, respectively, compared to an amortized cost and fair value of $171.4 million and $173.1 million, respectively, at December 31, 2019.

The Company received $11.1 million and $6.6 million in gross proceeds from sales of available for sale securities during the three months ended March 31, 2020 and 2019, respectively. As a result, the Company recognized gross gains of $707,000 and $299,000 and gross losses of $0 and $8,000 during the three months ended March 31, 2020 and 2019, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$28,402,671	$2,305,196	$19,397,243	$1,849,037	$47,799,914	$4,154,233
SBA Bonds	28,353,399	174,615	42,900,499	424,285	71,253,898	598,900
Taxable Municipal Bonds	16,813,764	503,698	—	—	16,813,764	503,698
Mortgage-Backed Securities	79,832,042	1,954,994	8,080,882	233,030	87,912,924	2,188,024
	$153,401,876	$4,938,503	$70,378,624	$2,506,352	$223,780,500	$7,444,855

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$30,079,497	$534,048	$10,152,333	$322,353	$40,231,830	$856,401
SBA Bonds	13,844,666	106,110	47,395,036	550,834	61,239,702	656,944
Taxable Municipal Bond	13,810,279	364,686	—	—	13,810,279	364,686
Mortgage-Backed Securities	55,326,064	480,958	7,975,863	101,944	63,301,927	582,902
	$113,060,506	$1,485,802	$65,523,232	$975,131	$178,583,738	$2,460,933

Securities classified as available for sale are recorded at fair market value.  At March 31, 2020 and December 31, 2019, 33.7% and 39.6% of the unrealized losses, representing 72 and 69 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Additional deterioration in market and economic conditions related to COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2020.

7. Investment and Mortgage-Backed Securities, Held to Maturity

At March 31, 2020 and December 31, 2019, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$18,286,574	$910,708	$1,139	$19,196,143
Total Held To Maturity	$18,286,574	$910,708	$1,139	$19,196,143

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$19,246,935	$560,067	$1,161	$19,805,841
Total Held To Maturity	$19,246,935	$560,067	$1,161	$19,805,841
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At March 31, 2020, the Bank held an amortized cost and fair value of $10.7 million and $11.2 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $11.3 million and $11.6 million, respectively, at December 31, 2019. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At March 31, 2020, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $16.7 million and $17.6 million, respectively, compared to an amortized cost and fair value of $17.5 million and $18 million, respectively, at December 31, 2019.

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$812,158	$1,139	$812,158	$1,139
	$—	$—	$812,158	$1,139	$812,158	$1,139
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$820,313	$1,161	$820,313	$1,161
	$—	$—	$820,313	$1,161	$820,313	$1,161
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2020	December 31, 2019
Residential Real Estate Loans	$86,708,745	$86,404,304
Consumer Loans	59,064,397	56,331,013
Commercial Business Loans	24,221,626	22,234,189
Commercial Real Estate Loans	305,483,071	303,550,905
Total Loans Held For Investment	475,477,839	468,520,411
Loans Held For Sale	5,408,570	3,990,606
Total Loans Receivable, Gross	$480,886,409	$472,511,017
Less:
Allowance For Loan Losses	9,871,838	9,225,574
Loans in Process	10,622,153	9,957,140
Deferred Loan Fees	425,908	469,568
	20,919,899	19,652,282
Total Loans Receivable, Net	$459,966,510	$452,858,735

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at March 31, 2020 and December 31, 2019.

March 31, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,650,860	$5,302,605	$1,060,055	$3,695,225	$86,708,745
Consumer	45,658,549	10,769,030	780,448	1,856,370	59,064,397
Commercial Business	18,275,291	5,074,669	438,534	433,132	24,221,626
Commercial Real Estate	236,711,024	52,122,797	14,162,480	2,486,770	305,483,071
Total	$377,295,724	$73,269,101	$16,441,517	$8,471,497	$475,477,839

December 31, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,674,539	$4,612,182	$1,155,802	$3,961,781	$86,404,304
Consumer	44,294,400	9,617,301	624,248	1,795,064	56,331,013
Commercial Business	16,140,592	5,486,393	301,462	305,742	22,234,189
Commercial Real Estate	230,810,756	56,025,352	14,285,015	2,429,782	303,550,905
Total	$367,920,287	$75,741,228	$16,366,527	$8,492,369	$468,520,411

The following tables present an age analysis of past due balances by loan category at March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$493,064	$—	$706,590	$1,199,654	$85,509,091	$86,708,745
Consumer	386,364	198,759	95,369	680,492	58,383,905	59,064,397
Commercial Business	751,042	23,257	169,506	943,805	23,277,821	24,221,626
Commercial Real Estate	4,508,722	138,935	1,226,852	5,874,509	299,608,562	305,483,071
Total	$6,139,192	$360,951	$2,198,317	$8,698,460	$466,779,379	$475,477,839

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$355,290	$144,209	$499,499	$85,904,805	$86,404,304
Consumer	422,443	217,542	81,736	721,721	55,609,292	56,331,013
Commercial Business	147,959	76,515	20,316	244,790	21,989,399	22,234,189
Commercial Real Estate	3,849,424	—	1,352,716	5,202,140	298,348,765	303,550,905
Total	$4,419,826	$649,347	$1,598,977	$6,668,150	$461,852,261	$468,520,411

At March 31, 2020 and December 31, 2019, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following table shows non-accrual loans by category at March 31, 2020 compared to December 31, 2019:

	March 31, 2020		December 31, 2019		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$1,773,173	0.4%	$1,520,485	0.3%	$252,688	16.6%
Consumer	402,084	0.1	319,280	0.1	82,804	25.9
Commercial Business	278,817	0.1	122,605	—	156,212	127.4
Commercial Real Estate	1,341,406	0.3	1,474,036	0.3	(132,630)	(9.0)
Total Non-accrual Loans	$3,795,480	0.9%	$3,436,406	0.7%	$359,074	10.4%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	79,144	141,944	103,002	375,910	700,000
Charge-Offs	—	(47,107)	(35,048)	—	(82,155)
Recoveries	600	22,599	—	5,220	28,419
Ending Balance	$1,470,338	$1,328,285	$612,718	$6,460,497	$9,871,838

	Three Months Ended March 31, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,191,443	$1,203,593	$923,600	$5,853,081	$9,171,717
Provision for Loan Losses	(12,650)	4,806	55,446	52,398	100,000
Charge-Offs	(34,599)	(130,194)	(1,132)	(400,085)	(566,010)
Recoveries	3,476	43,000	14,068	32,304	92,848
Ending Balance	$1,147,670	$1,121,205	$991,982	$5,537,698	$8,798,555

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
March 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,470,338	$1,470,338
Consumer	—	1,328,285	1,328,285
Commercial Business	—	612,718	612,718
Commercial Real Estate	—	6,460,497	6,460,497
Total	$—	$9,871,838	$9,871,838

	Allowance For Loan Losses
December 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,390,594	$1,390,594
Consumer	—	1,210,849	1,210,849
Commercial Business	—	544,764	544,764
Commercial Real Estate	—	6,079,367	6,079,367
Total	$—	$9,225,574	$9,225,574

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
March 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,175,502	$85,533,243	$86,708,745
Consumer	180,171	58,884,226	59,064,397
Commercial Business	64,406	24,157,220	24,221,626
Commercial Real Estate	1,854,023	303,629,048	305,483,071
Total	$3,274,102	$472,203,737	$475,477,839

	Loans Receivable
December 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,086,433	$85,317,871	$86,404,304
Consumer	184,402	56,146,611	56,331,013
Commercial Business	64,406	22,169,783	22,234,189
Commercial Real Estate	1,894,642	301,656,263	303,550,905
Total	$3,229,883	$465,290,528	$468,520,411

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $3.3 million for the three months ended March 31, 2020 compared to $6.7 million for the three months ended March 31, 2019.

The following tables present information related to impaired loans by loan category at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019. There was no allowance recorded related to any impaired loans at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,175,502	$1,175,502	$—	$1,086,433	$1,086,433	$—
Consumer	180,171	188,471	—	184,402	192,702	—
Commercial Business	64,406	959,406	—	64,406	959,406	—
Commercial Real Estate	1,854,023	2,026,242	—	1,894,642	2,066,862	—
Total	$3,274,102	$4,349,621	$—	$3,229,883	$4,305,403	$—

	Three Months Ended March 31,
	2020		2019
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,185,056	$1,195	$1,361,079	$—
Consumer	182,282	—	984,528	—
Commercial Business	64,406	—	77,206	—
Commercial Real Estate	1,874,528	15,560	2,884,732	14,247
With an Allowance Recorded:
Consumer	—	—	72,651	—
Commercial Real Estate	—	—	1,319,274	—
Total
Residential Real Estate	1,185,056	1,195	1,361,079	—
Consumer	182,282	—	1,057,179	—
Commercial Business	64,406	—	77,206	—
Commercial Real Estate	1,874,528	15,560	4,204,006	14,247
Total	$3,306,272	$16,755	$6,699,470	$14,247

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

TDRs included in impaired loans at March 31, 2020 and December 31, 2019 were $797,000 and $825,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There were no new TDRs during the three months ended March 31, 2020 and 2019. At March 31, 2020, no TDRs were in default. In comparison, at March 31, 2019, one TDR loan with a balance of $363,000 was in default. There were no TDRs, for which there was a payment default within the first 12 months of the modification during the three months ended March 31, 2020 and 2019. The Bank considers any loan 30 days or more past due to be in default.
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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President or (B) December 31, 2020. At March 31, 2020 the Company had made six short-term modifications as a result of the COVID-19 pandemic.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.5%, 10.0%, 17.4% and 24.0%, respectively, at March 31, 2020.
Based on its capital levels at March 31, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	March 31, 2020
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$102,698	18.3%	$33,701	6.0%	$44,934	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	109,754	19.5%	44,934	8.0%	56,168	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	102,698	18.3%	25,276	4.5%	36,509	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	102,698	10.3%	39,870	4.0%	49,838	5.0%
	December 31, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$101,280	18.2%	$33,418	6.0%	$44,558	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	108,270	19.4%	44,558	8.0%	55,697	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	101,280	18.2%	25,064	4.5%	36,203	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	101,280	10.4%	39,134	4.0%	48,917	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2020 the Bank’s conservation buffer was 11.5%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2020, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2020, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2020 and December 31, 2019, the recorded investment in impaired loans was $3.3 million and $3.2 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$47,799,914	$—	$—	$40,231,830	$—
SBA Bonds	—	116,354,323	—	—	111,893,099	—
Tax Exempt Municipal Bonds	—	40,275,261	—	—	47,241,494	—
Taxable Municipal Bonds	—	27,514,184	—	—	14,840,410	—
Mortgage-Backed Securities	—	237,380,523	—	—	200,438,007	—
Total	$—	$469,324,205	$—	$—	$414,644,840	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$5,408,570	$—	$5,408,570
Collateral Dependent Impaired Loans (1)	—	—	3,268,153	3,268,153
Foreclosed Assets	—	—	647,740	647,740
Total	$—	$5,408,570	$3,915,893	$9,324,463

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,990,606	$—	$3,990,606
Collateral Dependent Impaired Loans (1)	—	—	3,222,746	3,222,746
Foreclosed Assets	—	—	677,740	677,740
Total	$—	$3,990,606	$3,900,486	$7,891,092
(1) COLLATERAL IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES. THERE WERE NO SPECIFIC RESERVES AT MARCH 31, 2020 AND DECEMBER 31, 2019.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2020 or December 31, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	March 31, 2020	December 31, 2019
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Collateral Dependent Impaired Loans	Appraised Value	Discount Rates/ Discounts to Appraised Values	10% - 95%	8% - 92%
Foreclosed Assets	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	18% - 42%	18% - 42%

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
Loans Receivable, Net—The fair value of loans is estimated using an exit price notion. The exit price notion uses a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument and also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, other commercial, residential real estate, consumer and all other loans. The results are then adjusted to account for credit risk as described above. A further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

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
FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms.
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
Subordinated Debentures—The fair value is estimated by discounting the future cash flows using the current rates at which similar debenture offerings with similar terms and maturities would be issued by similar institutions. As discount rates are based on current debenture rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.
Junior Subordinated Debentures—The carrying value of junior subordinated debentures approximates fair value.

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019 presented in accordance with the applicable accounting guidance.

March 31, 2020	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$15,462	$15,462	$15,462	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	487,611	488,520	—	488,520	—
Loans Receivable, Net	459,967	465,391	—	—	465,391
FHLB Stock	4,086	4,086	4,086	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$552,879	$552,879	$552,879	$—	$—
Certificate Accounts	223,121	224,691	—	224,691	—
Advances from FHLB	75,769	76,269	—	76,269	—
Borrowings from FRB	19,900	20,031	—	20,031	—
Other Borrowed Money	17,006	17,006	17,006	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2019	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$12,536	$12,536	$12,536	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	433,892	434,451	—	434,451	—
Loans Receivable, Net	452,859	450,796	—	—	450,796
FHLB Stock	2,537	2,537	2,537	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$541,954	$541,954	$541,954	$—	$—
Certificate Accounts	229,453	229,363	—	229,363	—
Advances from FHLB	38,138	38,233	—	38,233	—
Other Borrowed Money	11,580	11,580	11,580	—	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2020, the Bank had $102.7 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
In March 2017, the FASB issued guidance on Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. The amendments were effective for the Company for reporting periods beginning after December 15, 2018. The adoption of these amendments did not have a material effect on its consolidated financial statements.
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
In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC to remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. The amendments became effective for reporting periods beginning after December 15, 2019. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.
In March 2019, the FASB issued guidance to address concerns by lessors that are not manufacturers or dealers when assessing the fair value of underlying assets under the leases standard discussed above and to clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments became effective for reporting periods beginning after December 15, 2019. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.
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
In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for reporting periods beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued guidance that applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued
On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the novel coronavirus of 2019 (“COVID-19”) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.
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

The following table presents the Company's non-interest income for the three months ended March 31, 2020 and 2019. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended March 31,
	2020	2019
Non-interest income:
Service fees on deposit accounts	$285,075	$252,017
Check card fee income	354,099	342,334
Trust income	299,325	258,600
Insurance commissions (1)	148,031	151,300
Gain on sale of investment securities, net (1)	706,743	290,768
Gain on sale of loans, net (1)	502,851	174,283
BOLI income (1)	135,000	135,000
Grant income (1)	58,340	259,615
Other non-interest income (1)	306,426	331,915
Total non-interest income	$2,795,890	$2,195,832
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on five of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the three months ended March 31, 2020, the Company made cash payments in the amount of $111,000 for operating leases. The lease expense recognized during this period amounted to $114,000 and the lease liability was reduced by $87,000. The weighted average lease term is seven years and the weighted average discount rate used is 3.2%.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•
the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

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

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act; and

•	the other risks described elsewhere in this document.

Some of these and other factors are discussed in the Company's 2019 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations.
Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.
Response to COVID-19
In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.
Paycheck Protection Program ("PPP") Participation. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. The Company has accepted more than 1,000 applications for PPP loans, including applications from new and existing customers who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020.
We began funding these loans in April 2020 and as of April 30, 2020, we have funded over $51.3 million in PPP loans, with an average loan amount of $73,000. Another $24.1 million in PPP loans have been approved and are awaiting funding and $1.0 million were in the application pipeline process as of April 30, 2020. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2.0 million; and (iii) 1% for loans of at least $2.0 million. We may not collect any fees from the loan applicants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, through a partnership with the City of Aiken, Aiken Corporation and the Aiken Chamber of Commerce, the Company has implemented a small business loan program. As of April 30, 2020, we have funded over $414,000 in these loans to 42 local businesses. The loans are unsecured and the maximum loan amount is $10,000. Loans up to $5,000 carry a one-year amortization, 2.0% fixed interest rate and six-month deferral on all payments.  Loans of $5,001 - $10,000 carry a two-year amortization, 2.0% fixed interest rate and also a six-month deferral of payments.
Allowance for Loan Losses and Loan Modifications
The Company recorded a provision of $700,000 for the first quarter of 2020, compared to $100,000 in the first quarter a year ago due primarily to the increased risk of charge-offs from loan defaults reflecting the potential future impact of COVID-19 on the economy. As of April 30, 2020, the Bank had modified 276 loans totaling $84.7 million due to COVID-19 related issues. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act.
We have received, and continue to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President or (B) December 31, 2020.
As of April 30, 2020, we have provided payment relief to approximately 202 borrowers on 276 loans in the form of a three month payment deferral. The total balance of loans modified is $84.7 million, representing 16% of our total loan portfolio at April 30, 2020. The majority of these modifications ($81.1 million) have been to commercial real estate loans. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.
As of April 30, 2020, we had funded $3.4 million in PPP loans to customers who have also been granted some form of loan modification. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
Branch Operations and Additional Client Support
The impact of COVID-19 is rapidly evolving and its future social and economic effects are uncertain at this time. The actual impact will depend on many factors beyond our Company’s control; however, the Company is taking every step to protect the health and safety of its employees and customers. Many of our non-branch personnel are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges.
The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs, including branch lobby closures. To ensure the safety of our customers and employees, services are offered through our drive through facilities, ATMs and/or by appointment. The Company has also opted to conduct our Annual Shareholders Meeting via teleconference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2020 and December 31, 2019

Assets

Total assets increased $66.5 million or 6.9% to $1,029.8 million at March 31, 2020 from $963.2 million at December 31, 2019. Changes in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2020	December 31, 2019	Amount	Percent
Cash and Cash Equivalents	$15,462,336	$12,536,311	$2,926,025	23.3%
Certificates of Deposits with Other Banks	950,005	950,005	—	—
Investments and MBS – AFS	469,324,205	414,644,840	54,679,365	13.2
Investments and MBS – HTM	18,286,574	19,246,935	(960,361)	(5.0)
Loans Receivable, Net	459,966,510	452,858,735	7,107,775	1.6
OREO	647,740	677,740	(30,000)	(4.4)
Operating Lease Right-of-Use Assets	2,625,530	2,718,676	(93,146)	(3.4)
Premises and Equipment, Net	27,041,941	27,219,883	(177,942)	(0.7)
FHLB Stock	4,086,200	2,536,500	1,549,700	61.1
BOLI	21,636,647	21,501,647	135,000	0.6
Other Assets	5,010,812	3,737,978	1,272,834	34.1

Cash and cash equivalents increased $2.9 million or 23.3% to $15.5 million at March 31, 2020 from $12.5 million at December 31, 2019. Investment and mortgage-backed securities AFS increased $54.7 million or 13.2% to $469.3 million at March 31, 2020 from $414.6 million at December 31, 2019 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the quarter. Investment and mortgage-backed securities HTM decreased $960,000 or 5.0% to $18.3 million at March 31, 2020 from $19.2 million at December 31, 2019 as a result of principal paydowns.

Loans receivable, net, including loans held for sale, increased $7.1 million or 1.6% to $460.0 million at March 31, 2020 from $452.9 million at December 31, 2019 due to increases in all loan categories. Consumer loans increased $2.7 million or 4.9% to $59.1 million at March 31, 2020 compared to $56.3 million at December 31, 2019. Commercial business loans increased $2.0 million or 8.9% to $24.2 million at March 31, 2020 from $22.2 million at December 31, 2019 while commercial real estate loans increased $1.9 million or 0.6% to $305.5 million at March 31, 2020 from $303.6 million at December 31, 2019. Residential real estate loans increased $0.3 million or 0.4% to $86.7 million at March 31, 2020 from $86.4 million at December 31, 2019. Loans held for sale increased $1.4 million or 35.5% to $5.4 million at March 31, 2020 from $4.0 million at December 31, 2019.

FHLB stock increased $1.5 million or 61.1% to $4.1 million at March 31, 2020 from $2.5 million at December 31, 2019 as a result of an increase in advances from the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have increased, so has its required investment in FHLB stock.
Other assets increased $1.3 million or 34.1% to $5.0 million at March 31, 2020 from $3.7 million at December 31, 2019. The increase was primarily the result of a $773,000 increase in net deferred taxes, which was related to decreased unrealized gains in the investment portfolio at March 31, 2020. Also contributing to the increase in other assets was an increase of $483,000 in principal payments receivable on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $4.6 million or 0.6% to $776.0 million at March 31, 2020 from $771.4 million at December 31, 2019. This growth was primarily due to an increase in checking and savings accounts which had a combined increase of $9.4 million partially offset by a $6.3 million decrease in certificate accounts during the first three months of 2020. The balances, weighted average rates and increases and decreases in deposit accounts were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$265,278,458	0.09%	$260,135,924	0.11%	$5,142,534	2.0%
Money Market	232,252,619	0.45	230,693,518	0.72	1,559,101	0.7
Savings	55,347,764	0.17	51,124,806	0.16	4,222,958	8.3
Total	$552,878,841	0.25%	$541,954,248	0.36%	$10,924,593	2.0%
Certificate Accounts
0.00 – 0.99%	$30,458,878		$28,599,107		$1,859,771	6.5%
1.00 – 1.99%	141,204,896		122,164,536		19,040,360	15.6
2.00 – 2.99%	51,457,331		78,689,591		(27,232,260)	(34.6)
Total	$223,121,105	1.64%	$229,453,234	1.71%	$(6,332,129)	(2.8)%
Total Deposits	$775,999,946	0.65%	$771,407,482	0.76%	$4,592,464	0.6%

Included in certificate accounts were $36.9 million and $34.6 million in brokered deposits at March 31, 2020 and December 31, 2019, respectively, with a weighted average interest rate of 1.81% and 1.87%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2020		December 31, 2019		Increase
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2020	40,500,000	0.63%	13,138,000	1.88%	27,362,000	208.3%
2021	25,269,000	1.97	25,000,000	1.97	269,000	1.1
Thereafter	10,000,000	1.45	—	—	10,000,000	—
Total Advances	$75,769,000	1.19%	$38,138,000	1.94%	$37,631,000	98.7%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $122.7 million and $121 million, respectively, at March 31, 2020 and $100.5 million and $96.7 million, respectively, at December 31, 2019.
There were no callable FHLB advances at March 31, 2020. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Borrowings From the Federal Reserve Bank
At March 31, 2020, the Bank had $19.9 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.

At March 31, 2020, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $23.5 million and $20.1 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $17.0 million in other borrowings at March 31, 2020, an increase of $5.4 million or 46.9% from $11.6 million at December 31, 2019. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.40% at March 31, 2020 compared to 0.50% at December 31, 2019.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $18.8 million and $18.9 million, respectively, at March 31, 2020 and $20.4 million and $20.5 million, respectively, at December 31, 2019.

Note Payable
In October 2016, the Company obtained a $14.0 million term loan from another financial institution. The Company used the net proceeds from the loan for the sole purpose of financing a portion of the Company's redemption of its Series B Fixed Rate Cumulative Perpetual Preferred Stock. The Company repaid the remaining balance of the term loan prior to its maturity date of October 1, 2019.

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.44% at March 31, 2020 compared to 3.59% at December 31, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

Convertible Debentures
In December 2009, the Company issued $6.1 million in Convertible Debentures. The debentures mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year and commenced on June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. Since December 1, 2019, the Company has the right to redeem the debentures, in whole or in part, at the option of the Company, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption.
On January 2, 2020, the Company announced its intention to redeem all of the Convertible Debentures on March 2, 2020. Subsequent to the announcement, $5.9 million of Convertible Debentures were converted into 295,600 common shares by holders of the debt. The Company redeemed the remaining $132,000 of outstanding debentures for cash on March 2, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Subordinated Debentures
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
The Notes are not subject to redemption at the option of the holder and may be redeemed by the Company only under certain limited circumstances prior to November 22, 2024, with respect to the 10-Year Notes, and November 22, 2029, with respect to the 15-Year Notes. The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2024 and November 22, 2029, respectively. The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes. The Company used the net proceeds from the sale of the Notes to fund the redemption of the Convertible Debentures and for general corporate purposes.

Equity
Shareholders’ equity increased $4.5 million or 4.9% to $96.3 million at March 31, 2020 from $91.8 million at December 31, 2019. The increase was attributable to net income of $1.1 million combined with a $2.2 million or 48.3% increase in accumulated other comprehensive income, net of tax during the three months ended March 31, 2020. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities during the first quarter of 2020. These increases in equity were partially offset by $325,000 in dividends paid to common shareholders during the three months ended March 31, 2020. Book value per common share was $29.59 at March 31, 2020 compared to $31.01 at December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2020 and 2019

Net Income

Net income decreased $1.0 million or 49.1% to $1.1 million or $0.34 per diluted common share for the three months ended March 31, 2020 compared to $2.1 million or $0.67 per diluted common share for the three months ended March 31, 2019. The decrease in earnings was primarily the result of a significant increase in our provision for loan losses due primarily to the increased risk of charge-offs from loan defaults reflecting the potential future impact of COVID-19 on the economy.

Net Interest Income

Net interest income decreased $381,000 or 5.3% to $6.9 million during the quarter ended March 31, 2020, compared to $7.3 million for the same period in 2019. During the quarter ended March 31, 2020, average interest earning assets increased $74.7 million or 5.1% to $926.2 million from $851.5 million for the same period in 2019, while average interest-bearing liabilities increased $81.1 million or 3.2% to $808.8 million for the three months ended March 31, 2020 from $727.7 million for the comparable period in 2019. The Company's net interest margin was 2.99% for the quarter ended March 31, 2020 compared to 3.45% for the same quarter in 2019. The Company's net interest spread on a tax equivalent basis decreased 45 basis points to 2.85% for the three months ended March 31, 2020 from 3.30% for the comparable period in 2019.

Beginning in August 2019, the Federal Reserve reduced the targeted Federal Funds Rate by 25 basis points three times in 2019 and 150 basis points during the first quarter of 2020 to a range of 0.00% to 0.25% at March 31, 2020. The 150 basis-point decrease in the targeted Federal Funds Rate in response to COVID-19 pandemic did not occur until late in the quarter in March 2020, and the full effect of the lower interest rate environment had not yet been realized at quarter end. Furthermore, the effect of recent changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted Federal Funds Rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Income
	2020		2019
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$457,023	5.36%	$429,392	5.59%	$27,631	$118
Mortgage-Backed Securities	233,124	2.83	209,293	2.96	23,831	101
Investment Securities(2)	224,739	2.36	203,510	2.93	21,229	(166)
Overnight Time and Certificates of Deposit	11,338	1.52	9,307	2.76	2,031	(21)
Total Interest-Earning Assets	$926,224	3.95%	$851,503	4.28%	$74,721	$32
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended March 31, 2020 and 2019. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $45,889 and $77,951 for the quarters ended March 31, 2020 and 2019, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Total tax equivalent interest income increased $32,000 or 0.4% to $9.1 million during the quarter ended March 31, 2020 compared to the same period in 2019. This increase was primarily the result of a $74.7 million increase in average interest-earning assets, which was partially offset by a 33 basis point decrease in the average yield on interest-earning assets. Total interest income on loans increased $118,000 or 2.0% to $6.1 million during the quarter ended March 31, 2020 from $6.0 million during the comparable period in 2019. The increase was the result of a $27.6 million or 6.4% increase in the average loan portfolio balance, which was partially offset by a decrease of 23 basis points in the average yield on loans. Interest income from MBS increased $101,000 or 6.5% to $1.7 million during the quarter ended March 31, 2020 due to a $23.8 million increase in the average balance. The increase was partially offset by a decrease of 13 basis points in the average MBS portfolio yield. Tax equivalent interest income from investment securities decreased $166,000 or 11.1% to $1.3 million during the quarter ended March 31, 2020 due to a decrease of 57 basis points in the average yield on investment securities. This decrease was partially offset by a $21.2 million or 10.4% increase in the average balance of the investment securities portfolio.

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2020		2019
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$410,158	0.44%	$369,224	0.53%	$40,934	$(36)
Savings Accounts	52,886	0.16	48,784	0.13	4,102	4
Certificate Accounts	233,217	1.67	249,362	1.46	(16,145)	61
FHLB Advances and Other Borrowings (2)	72,909	1.40	47,328	1.33	25,581	99
Note Payable	—	—	1,834	5.19	(1,834)	(24)
Junior Subordinated Debentures	5,155	3.43	5,155	4.45	—	(13)
Subordinated Debentures	30,000	5.25	—	—	30,000	394
Senior Convertible Debentures	4,516	7.24	6,051	7.99	(1,535)	(39)
Total Interest-Bearing Liabilities	$808,841	1.10%	$727,738	0.97%	$81,103	$446

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense increased $446,000 or 25.1% to $2.2 million during the three months ended March 31, 2020 compared to $1.8 million for the same period in 2019. The increase in interest expense was due to a $81.1 million or 11.1% increase in the average balance of interest-bearing liabilities combined with a 13 basis point increase in the average cost of interest bearing liabilities. The largest increase in interest expense was related to the $30 million subordinated notes issued by the Company in November 2019. Interest expense on FHLB advances, FRB borrowings and repurchase agreements increased $99,000 during the first quarter of 2020 due to a $25.6 million or 54.1% increase in the average balance of these interest-bearing liabilities combined with a seven basis point increase in the average cost. Interest expense on deposits increased $29,000 or 2.1% to $1.4 million during the three months ended March 31, 2020 compared to the same period in 2019. The increase was attributable to a $28.9 million or 4.3% increase in average interest-bearing deposits to $696.3 million for the three months ended March 31, 2020 compared to $667.4 million for the three months ended March 31, 2019. This increase was partially offset by a decrease of two basis points in the average cost of deposits.

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

The table below shows the changes in the allowance for loan losses for the quarters ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$9,225,574	$9,171,717
Provision for Loan Losses	700,000	100,000
Charge-offs	(82,155)	(566,010)
Recoveries	28,419	92,848
Net Charge-offs	(53,736)	(473,162)
Ending Balance	$9,871,838	$8,798,555
Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the End of the Period	2.1%	2.0%
Allowance For Loan Losses as a % of Impaired Loans at the End of the Period	301.5%	160.0%
Impaired Loans	$3,274,102	$5,497,920
Gross Loans Receivable, Held For Investment (1)	$464,429,778	$435,675,703
Total Loans Receivable, Net	$459,966,510	$429,313,593
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net charge-offs of $54,000, or 0.05% of gross loans, for the quarter ended March 31, 2020 compared to net charge-offs of $473,000, or 0.43% of gross loans, for the comparable period in 2019. The provision for loan losses increased to $700,000 for the quarter ended March 31, 2020 compared to $100,000 during the first quarter of 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the potential future impact of COVID-19 on the economy.
Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them. Management believes the allowance for loan losses is adequate based on its best estimates of the probable losses inherent in the loan portfolio, although there can be no guarantee these estimates will not be proven incorrect in the future. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income increased $600,000 or 27.3% to $2.8 million for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019. The following table summarizes the changes in non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amounts	Percent
Gain on Sale of Investment Securities	$706,743	$290,768	$415,975	143.1%
Gain on Sale of Loans	502,851	174,283	328,568	188.5
Service Fees on Deposit Accounts	285,075	252,017	33,058	13.1
Commissions From Insurance Agency	148,031	151,300	(3,269)	(2.2)
BOLI Income	135,000	135,000	—	0.0
Trust Income	299,325	258,600	40,725	15.7
Check Card Fee Income	354,099	342,334	11,765	3.4
Grant Income	58,340	259,615	(201,275)	100.0
Other	306,426	331,915	(25,489)	(7.7)
Total Non-Interest Income	$2,795,890	$2,195,832	$600,058	27.3%
The increase in non-interest income was primarily attributable to increases in gain on sale of investment securities and gain on sale of loans, which were partially offset by a decrease in grant income. Net gain on sale of investment securities was $707,000 during the quarter ended March 31, 2020, an increase of $416,000 or 143.1% compared to $291,000 for the same period last year. The increase resulted from higher sales of investment securities during the first quarter of 2020 compared to the same period last year. Gain on sale of loans increased $329,000 or 188.5% as the dollar volume of loans sold to investors increased.

Non-Interest Expense

For the quarter ended March 31, 2020, non-interest expense increased $899,000 or 13.3% to $7.6 million compared to $6.7 million for the same period in 2019. The following table summarizes the changes in non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amounts	Percent
Compensation and Employee Benefits	$4,674,047	$4,179,034	$495,013	11.8%
Occupancy	591,609	552,233	39,376	7.1
Advertising	263,003	172,684	90,319	52.3
Depreciation and Maintenance of Equipment	690,930	610,357	80,573	13.2
FDIC Insurance Premiums	16,080	73,176	(57,096)	(78.0)
Net Cost (Recovery) of Operation of OREO	12,740	(92,114)	104,854	(113.8)
Other	1,395,177	1,249,145	146,032	11.7
Total Non-Interest Expense	$7,643,586	$6,744,515	$899,071	13.3%

Compensation and employee benefits expenses increased $495,000 or 11.8% to $4.7 million for the quarter ended March 31, 2020 compared to $4.2 million for the same period last year due to general annual cost of living increases combined with an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.

The Company had a net cost of $13,000 from the operation of OREO properties during the quarter ended March 31, 2020 compared to a net recovery of $92,000 during the quarter ended March 31, 2019. This line item includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period. The Company recorded $3,000 in net gain on sales of OREO properties and no write-downs during the first quarter of 2020 compared to net gain on sales of $110,000 and no write-downs during the first quarter of 2019.

Other non-interest expenses increased $146,000, or 11.7% to $1.4 million for the three months ended March 31, 2020 compared to $1.2 million for the same period in the prior year reflecting the growth in our operations. Other expenses include legal, professional and consulting expenses, supplies and other miscellaneous expenses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision For Income Taxes
The provision for income taxes decreased $256,000 or 49.2% to $264,000 for the three months ended March 31, 2020 from $520,000 for the same period in 2019 due primarily to lower pre-tax income. Income before income taxes was $1.3 million for the three months ended March 31, 2020 compared to $2.6 million for the same three month period in 2019. The Company’s combined federal and state effective income tax rate was 19.9% for both the quarters ended March31, 2020 and 2019.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment and mortgage-backed securities repayments, including interest payments, maturities and sales of loans and investment and mortgage-backed securities, advances from the FHLB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments.

During the three months ended March 31, 2020 loan disbursements exceeded loan repayments resulting in a $7.1 million or 1.6% increase in total net loans receivable. Also during the three months ended March 31, 2020, deposits increased $4.6 million or 0.6% and FHLB advances increased $37.6 million or 98.7%. The Bank had $213.0 million in additional borrowing capacity at the FHLB at the end of the period. In addition, the Bank has secured a $19.9 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $20.1 million. The Bank had no additional borrowing capacity at FRB at March 31, 2020. The Bank has the ability to supplement its liquidity in the second quarter of 2020 by its participation in the Federal Reserve’s PPPLF pursuant to which the Bank could pledge PPP loans as collateral at face value to obtain FRB non-recourse loans. The Bank does not anticipate a need to participate in this program but will continue to evaluate its options. At March 31, 2020, the Bank had $140.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2020, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.3%, 10.3%, 18.3%, and 19.5%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2020 the Bank’s conservation buffer was 11.5%.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2020, it would have exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.5%, 10.0%, 17.4% and 24.0%, respectively.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2020.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$890	$339	$28,618	$29,847	$71,836	$101,683
Standby Letters of Credit	186	—	729	915	151	1,066
Total	$1,076	$339	$29,347	$30,762	$71,987	$102,749

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2019 Form 10-K.

For the three months ended March 31, 2020, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.85%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
In light of recent developments relating to the novel coronavirus of 2019 (“COVID-19”), the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 20, 2020. The following risk factor should be read in conjunction with the risk factors described in the 2019 Annual Report.
The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our clients. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our clients with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our clients.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

In response to the stay-at-home orders, the majority our employees currently are working remotely to enable us to continue to provide banking services to our clients. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our clients to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
The Payroll Protection Program (“PPP”) loans made by the Bank are guaranteed by the U.S. Small Business Administration (“SBA”) and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 10-K and any subsequent Quarterly Reports on Form 10-Q.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive (Loss) Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Filed on January 16, 2015 as an exhibit to the Company’s Current Report on Form 8-K dated January 15, 2015 and incorporated herein by reference.

(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(4)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(6)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(7)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(8)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(9)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(10)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(11)	Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	May 14, 2020	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2020	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative