Form 10-Q
period 2020-06-30
SECURITY FEDERAL CORP
filed 2020-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2020	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$15,340,792	$12,536,311
Certificates of Deposit with Other Banks	950,005	950,005
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	471,931,623	414,644,840
Held To Maturity ("HTM") (Fair Value of $17,833,004 and $19,805,841 at June 30, 2020 and December 31, 2019, Respectively)	16,858,861	19,246,935
Total Investments and Mortgage-Backed Securities ("MBS")	488,790,484	433,891,775
Loans Receivable, Net:
Held For Sale	6,155,830	3,990,606
Held For Investment (Net of Allowance of $10,676,271 and $9,225,574 at June 30, 2020 and December 31, 2019, Respectively)	528,290,665	448,868,129
Total Loans Receivable, Net	534,446,495	452,858,735
Accrued Interest Receivable:
Loans	2,457,713	1,211,826
Mortgage-Backed Securities	575,230	551,214
Investment Securities	1,359,940	1,635,497
Total Accrued Interest Receivable	4,392,883	3,398,537
Operating Lease Right-of-Use Assets	2,531,674	2,718,676
Premises and Equipment, Net	27,051,354	27,219,883
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,672,800	2,536,500
Other Real Estate Owned ("OREO")	184,300	677,740
Bank Owned Life Insurance ("BOLI")	21,771,647	21,501,647
Goodwill	1,199,754	1,199,754
Other Assets	1,186,910	3,737,978
Total Assets	$1,100,519,098	$963,227,541
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$875,185,557	$771,407,482
Advance Payments By Borrowers for Taxes and Insurance	501,493	207,582
Advances from FHLB	42,500,000	38,138,000
Borrowings from Federal Reserve Bank ("FRB")	9,700,000	—
Other Borrowings	20,953,072	11,579,819
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	—	6,044,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,553,516	2,733,531
Other Liabilities	6,897,932	6,204,122
Total Liabilities	$993,446,570	$871,469,536
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,453,817 and 3,252,884, Respectively, at June 30, 2020 and 3,157,787 and 2,956,854, Respectively, at December 31, 2019	$34,538	$31,578
Additional Paid-In Capital	18,230,187	12,308,179
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	11,427,261	4,467,527
Retained Earnings	81,711,254	79,281,433
Total Shareholders' Equity	$107,072,528	$91,758,005
Total Liabilities and Shareholders' Equity	$1,100,519,098	$963,227,541

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income:
Loans	$6,437,349	$6,046,834	$12,559,220	$12,050,336
Mortgage-Backed Securities	1,602,695	1,621,616	3,252,781	3,170,738
Investment Securities	1,052,300	1,434,119	2,332,442	2,848,112
Other	6,303	25,832	49,331	90,037
Total Interest Income	9,098,647	9,128,401	18,193,774	18,159,223
Interest Expense:
NOW and Money Market Accounts	277,774	570,965	727,049	1,056,438
Savings Accounts	22,372	18,868	42,988	35,194
Certificate Accounts	810,857	1,064,133	1,784,895	1,976,793
FHLB Advances and Other Borrowed Money	220,665	167,050	476,340	324,160
Note Payable	—	11,738	—	35,515
Senior Convertible Debentures	—	120,880	81,796	241,760
Subordinated Debentures	393,750	—	787,500	—
Junior Subordinated Debentures	30,822	55,771	75,008	113,181
Total Interest Expense	1,756,240	2,009,405	3,975,576	3,783,041
Net Interest Income	7,342,407	7,118,996	14,218,198	14,376,182
Provision For Loan Losses	700,000	—	1,400,000	100,000
Net Interest Income After Provision For Loan Losses	6,642,407	7,118,996	12,818,198	14,276,182
Non-Interest Income:
Gain on Sale of MBS and Investment Securities	486,577	670,134	1,193,320	960,902
Gain on Sale of Loans	806,415	372,048	1,309,266	546,331
Service Fees on Deposit Accounts	188,401	254,610	473,476	506,627
Commissions From Insurance Agency	163,745	175,693	311,776	326,993
Trust Income	238,895	258,600	538,220	517,200
BOLI Income	135,000	135,000	270,000	270,000
Check Card Fee Income	446,931	355,321	801,030	697,655
Grant Income	87,164	17,414	145,504	277,029
Other	252,859	253,741	559,285	585,656
Total Non-Interest Income	2,805,987	2,492,561	5,601,877	4,688,393
Non-Interest Expense:
Compensation and Employee Benefits	4,236,956	4,137,872	8,911,003	8,316,906
Occupancy	603,335	576,987	1,194,944	1,129,220
Advertising	188,018	176,480	451,021	349,164
Depreciation and Maintenance of Equipment	746,635	639,840	1,437,565	1,250,197
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	—	69,306	16,080	142,482
Net Recovery from Operation of OREO	(18,020)	(160,033)	(5,280)	(252,147)
Other	1,234,007	1,800,656	2,629,184	3,049,801
Total Non-Interest Expense	6,990,931	7,241,108	14,634,517	13,985,623
Income Before Income Taxes	2,457,463	2,370,449	3,785,558	4,978,952
Provision For Income Taxes	441,132	486,418	705,040	1,006,048
Net Income	2,016,331	1,884,031	3,080,518	3,972,904
Net Income Per Common Share (Basic)	$0.62	$0.64	$0.97	$1.34
Net Income Per Common Share (Diluted)	$0.62	$0.61	$0.97	$1.28
Cash Dividend Per Share on Common Stock	$0.10	$0.09	$0.20	$0.18
Weighted Average Shares Outstanding (Basic)	3,252,884	2,995,650	3,172,669	2,955,086
Weighted Average Shares Outstanding (Diluted)	3,252,884	3,257,850	3,172,669	3,257,286

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2020	2019
Net Income	$2,016,331	$1,884,031
Other Comprehensive Income:
Unrealized Holding Gains on Securities AFS, Net of Taxes of $3,097,343 and $921,187 at June 30, 2020 and 2019, Respectively	9,490,255	2,820,989
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $121,644 and $167,534 at June 30, 2020 and 2019, Respectively	(364,933)	(502,600)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(2,075) and $(1,931) at June 30, 2020 and 2019, Respectively	(6,225)	(5,792)
Other Comprehensive Income, Net of Tax	9,119,097	2,312,597
Comprehensive Income	$11,135,428	$4,196,628

	Six Months Ended June 30,
	2020	2019
Net Income	$3,080,518	$3,972,904
Other Comprehensive Income:
Unrealized Holding Gains on Securities AFS Net of Taxes of $2,556,079 and $1,920,184 at June 30, 2020 and 2019, Respectively	7,866,288	5,867,006
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $298,330 and $240,226 at June 30, 2020 and 2019, Respectively	(894,990)	(720,676)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(3,855) and $(5,272) at June 30, 2020 and 2019, Respectively	(11,564)	(15,816)
Other Comprehensive Income, Net of Tax	6,959,734	5,130,514
Comprehensive Income	$10,040,252	$9,103,418

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Senior Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250
Net Income	—	—	—	—	1,884,031	1,884,031
Other Comprehensive Income, Net of Tax	—	—	—	2,312,597	—	2,312,597
Employee Stock Purchases	6	14,780	—	—	—	14,786
Cash Dividends on Common Stock	—	—	—	—	(266,034)	(266,034)
Balance at June 30, 2019	$31,569	$12,282,115	$(4,330,712)	$5,102,605	$76,051,053	$89,136,630

	Common Stock	Additional Paid – In Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Conversion of Senior Convertible Debentures, 295,600 shares of common stock	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389
Net Income	—	—	—	—	2,016,331	2,016,331
Other Comprehensive Income, Net of Tax	—	—	—	9,119,097	—	9,119,097
Cash Dividends on Common Stock	—	—	—	—	(325,289)	(325,289)
Balance at June 30, 2020	$34,538	$18,230,187	$(4,330,712)	$11,427,261	$81,711,254	$107,072,528

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,080,518	$3,972,904
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	936,139	781,982
Discount Accretion and Premium Amortization	2,255,935	2,636,812
Provision for Loan Losses	1,400,000	100,000
Earnings on BOLI	(270,000)	(270,000)
Gain on Sales of Loans	(1,309,266)	(546,331)
Gain on Sales of MBS	(486,577)	(2,459)
Gain on Sales of Investment Securities	(706,743)	(958,443)
Gain on Sales of OREO	(23,007)	(137,274)
Write Down on OREO	—	14,000
Amortization of Operating Lease Right-of-Use Assets	187,002	188,759
Amortization of Deferred Loan Costs	371,886	89,585
Proceeds From Sale of Loans Held For Sale	41,597,366	19,548,315
Origination of Loans Held For Sale	(42,453,324)	(20,970,814)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(1,245,887)	48,723
MBS	(24,016)	(16,278)
Investment Securities	275,557	109,588
Increase in Advance Payments By Borrowers	293,911	271,370
Decrease (Increase) in Other, Net	795,549	(2,678)
Net Cash Provided By Operating Activities	$4,675,043	$4,857,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(50,610,348)	$(71,340,833)
Proceeds from Payments and Maturities of MBS AFS	12,284,007	16,427,795
Proceeds from Sale of MBS AFS	9,262,188	26,770,329
Proceeds from Payments and Maturities of MBS HTM	2,271,470	1,020,431
Purchase of Investment Securities AFS	(46,571,411)	(67,023,891)
Proceeds from Payments and Maturities of Investment Securities AFS	15,483,066	17,308,244
Proceeds from Sale of Investment Securities AFS	11,148,752	35,174,873
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,005
Purchase of FHLB Stock	(6,031,400)	(4,517,900)
Redemption of FHLB Stock	5,895,100	3,320,700
Increase in Loans Receivable	(81,214,022)	(10,545,706)
Proceeds From Sale of OREO	536,047	914,376
Purchase and Improvement of Premises and Equipment	(767,610)	(2,112,625)
Net Cash Used By Investing Activities	$(128,314,161)	$(54,354,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$103,778,075	$18,952,122
Proceeds from FHLB Advances	226,285,000	143,080,000
Repayment of FHLB Advances	(221,923,000)	(116,410,000)
Increase in Other Borrowings, Net	9,373,253	5,055,157
Repayment of Note Payable	—	(2,362,500)
Redemption of Senior Convertible Debentures	(132,000)	—
Proceeds from FRB Borrowings	19,900,000	—
Repayment of FRB Borrowings	(10,200,000)	—
Proceeds from Employee Stock Purchases	12,968	26,795
Dividends to Common Stock Shareholders	(650,697)	(532,016)
Net Cash Provided By Financing Activities	$126,443,599	$47,809,558
Net Increase (Decrease) in Cash and Cash Equivalents	2,804,481	(1,686,883)
Cash and Cash Equivalents at Beginning of Period	12,536,311	12,705,910
Cash and Cash Equivalents at End of Period	$15,340,792	$11,019,027

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$4,184,818	$3,531,407
Cash Paid for Income Taxes	$—	$746,541
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$—	$3,090,512
Initial Recognition of Operating Lease Liabilities	$—	$3,090,512
Transfers From Loans Receivable to OREO	$19,600	$802,800
Conversion of Senior Convertible Debentures	$5,912,000	$—
Other Comprehensive Income	$6,959,734	$5,130,514

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2019 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2020 or June 30, 2019; and therefore, no dilutive options in the calculation of diluted EPS for those periods. Diluted EPS also assumes the Senior Convertible Debentures were converted into 302,200 shares of common stock at the beginning of the three and six months ended June 30, 2019. The related interest expense recorded during the period is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,
	2020			2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,016,331	3,252,884	$0.62	$1,884,031	2,995,650	$0.64
Effect of Dilutive Securities:
Senior Convertible Debentures	—	—	—	90,660	302,200	(0.03)
Diluted EPS	$2,016,331	3,252,884	$0.62	$1,974,691	3,257,850	$0.61

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Share, Continued

	Six Months Ended June 30,
	2020			2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,080,518	3,172,669	$0.97	$3,972,904	2,955,086	$1.34
Effect of Dilutive Securities:
Senior Convertible Debentures	—	—	—	181,320	302,200	(0.06)
Diluted EPS	$3,080,518	3,172,669	$0.97	$4,154,224	3,257,286	$1.28

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2020 and 2019, the Company had no options outstanding and there was no activity during the six months ended June 30, 2020 and 2019. At those dates, there were 50,000 options available for grants.

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$52,946,093	$24,329	$1,785,755	$51,184,667
Small Business Administration (“SBA”) Bonds	110,532,402	647,863	693,082	110,487,183
Tax Exempt Municipal Bonds	38,913,210	5,180,069	—	44,093,279
Taxable Municipal Bonds	27,901,187	774,999	90,446	28,585,740
Mortgage-Backed Securities	226,394,056	11,425,761	305,132	237,514,685
State Tax Credit	66,069	—	—	66,069
Total Available For Sale	$456,753,017	$18,053,021	$2,874,415	$471,931,623

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$41,088,231	$—	$856,401	$40,231,830
SBA Bonds	111,927,938	622,105	656,944	111,893,099
Tax Exempt Municipal Bonds	43,153,086	4,088,408	—	47,241,494
Taxable Municipal Bonds	15,169,737	35,359	364,686	14,840,410
Mortgage-Backed Securities	197,356,288	3,664,621	582,902	200,438,007
Total Available For Sale	$408,695,280	$8,410,493	$2,460,933	$414,644,840

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

At June 30, 2020, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $68.0 million and $69.8 million, respectively, compared to an amortized cost and fair value of $63.2 million and $63.9 million, respectively, at December 31, 2019.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2020 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $32.0 million and $32.6 million, respectively, compared to an amortized cost and fair value of $15.8 million and $16.1 million, respectively, at December 31, 2019.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2020 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2020
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$78,977	$78,893
After One – Five Years	5,183,070	5,225,881
After Five – Ten Years	67,925,056	67,955,648
More Than Ten Years	157,171,858	161,156,516
Mortgage-Backed Securities	226,394,056	237,514,685
Total Available For Sale	$456,753,017	$471,931,623

At June 30, 2020 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $221.6 million and $231.6 million, respectively, compared to an amortized cost and fair value of $171.4 million and $173.1 million, respectively, at December 31, 2019.

The Bank received $9.3 million and $55.4 million in gross proceeds from sales of available for sale securities during the three months ended June 30, 2020 and 2019, respectively. As a result, the Company recognized gross gains of $486,000 and $945,000 and gross losses of $0 and $275,000 during the three months ended June 30, 2020 and 2019, respectively.

The Bank received $20.4 million and $61.9 million in gross proceeds from sales of available for sale securities during the six months ended June 30, 2020 and 2019, respectively. As a result, the Company recognized gross gains of $1.2 million and $1.2 million and gross losses of $0 and $283,000 for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$19,529,136	$538,513	$29,869,847	$1,247,242	$49,398,983	$1,785,755
SBA Bonds	30,451,987	179,367	43,790,190	513,715	74,242,177	693,082
Taxable Municipal Bonds	3,508,658	90,446	—	—	3,508,658	90,446
Mortgage-Backed Securities	24,160,716	205,894	29,139,252	99,238	53,299,968	305,132
	$77,650,497	$1,014,220	$102,799,289	$1,860,195	$180,449,786	$2,874,415

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

Securities classified as available for sale are recorded at fair market value.  At June 30, 2020 and December 31, 2019, 64.7% and 39.6% of the unrealized losses, representing 93 and 69 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Additional deterioration in market and economic conditions related to COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2020.

7. Investment and Mortgage-Backed Securities, Held to Maturity

At June 30, 2020 and December 31, 2019, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$16,858,861	$974,384	$241	$17,833,004
Total Held To Maturity	$16,858,861	$974,384	$241	$17,833,004

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$19,246,935	$560,067	$1,161	$19,805,841
Total Held To Maturity	$19,246,935	$560,067	$1,161	$19,805,841
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At June 30, 2020, the Bank held an amortized cost and fair value of $9.6 million and $10.2 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $11.3 million and $11.6 million, respectively, at December 31, 2019. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

At June 30, 2020, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $15.6 million and $16.5 million, respectively, compared to an amortized cost and fair value of $17.5 million and $18 million, respectively, at December 31, 2019.

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$804,758	$241	$804,758	$241
	$—	$—	$804,758	$241	$804,758	$241
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$820,313	$1,161	$820,313	$1,161
	$—	$—	$820,313	$1,161	$820,313	$1,161
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2020	December 31, 2019
Residential Real Estate Loans	$84,864,381	$86,404,304
Consumer Loans	58,235,306	56,331,013
Commercial Business Loans	24,003,787	22,234,189
Commercial Real Estate Loans	311,975,450	303,550,905
Paycheck Protection Program Loans	72,672,428	—
Total Loans Held For Investment	551,751,352	468,520,411
Loans Held For Sale	6,155,830	3,990,606
Total Loans Receivable, Gross	$557,907,182	$472,511,017
Less:
Allowance For Loan Losses	10,676,271	9,225,574
Loans in Process	9,755,038	9,957,140
Deferred Loan Fees	3,029,378	469,568
	23,460,687	19,652,282
Total Loans Receivable, Net	$534,446,495	$452,858,735

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at June 30, 2020 and December 31, 2019.

June 30, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$74,090,846	$5,558,599	$1,073,323	$4,141,613	$84,864,381
Consumer	44,897,990	10,759,361	937,761	1,640,194	58,235,306
Commercial Business	17,787,879	4,935,589	468,875	811,444	24,003,787
Commercial Real Estate	236,153,488	56,777,380	15,486,771	3,557,811	311,975,450
PPP	72,672,428	—	—	—	72,672,428
Total	$445,602,631	$78,030,929	$17,966,730	$10,151,062	$551,751,352

December 31, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,674,539	$4,612,182	$1,155,802	$3,961,781	$86,404,304
Consumer	44,294,400	9,617,301	624,248	1,795,064	56,331,013
Commercial Business	16,140,592	5,486,393	301,462	305,742	22,234,189
Commercial Real Estate	230,810,756	56,025,352	14,285,015	2,429,782	303,550,905
Total	$367,920,287	$75,741,228	$16,366,527	$8,492,369	$468,520,411

The following tables present an age analysis of past due balances by loan category at June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$107,237	$1,233,577	$1,340,814	$83,523,567	$84,864,381
Consumer	312,743	8,504	95,369	416,616	57,818,690	58,235,306
Commercial Business	79,696	26,902	932	107,530	23,896,257	24,003,787
Commercial Real Estate	2,019,784	364,649	754,100	3,138,533	308,836,917	311,975,450
PPP	—	—	—	—	72,672,428	72,672,428
Total	$2,412,223	$507,292	$2,083,978	$5,003,493	$546,747,859	$551,751,352

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$355,290	$144,209	$499,499	$85,904,805	$86,404,304
Consumer	422,443	217,542	81,736	721,721	55,609,292	56,331,013
Commercial Business	147,959	76,515	20,316	244,790	21,989,399	22,234,189
Commercial Real Estate	3,849,424	—	1,352,716	5,202,140	298,348,765	303,550,905
Total	$4,419,826	$649,347	$1,598,977	$6,668,150	$461,852,261	$468,520,411

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

At June 30, 2020 and December 31, 2019, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2020 compared to December 31, 2019:

	June 30, 2020		December 31, 2019		Increase (Decrease)
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$2,393,501	0.4%	$1,520,485	0.3%	$873,016	57.4%
Consumer	402,084	0.1	319,280	0.1	82,804	25.9
Commercial Business	120,042	—	122,605	—	(2,563)	(2.1)
Commercial Real Estate	864,409	0.2	1,474,036	0.3	(609,627)	(41.4)
Total Non-accrual Loans	$3,780,036	0.7%	$3,436,406	0.7%	$343,630	10.0%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,470,338	$1,328,285	$612,718	$6,460,497	$9,871,838
Provision for Loan Losses	61,866	26,726	27,013	584,395	700,000
Charge-Offs	—	(55,886)	—	—	(55,886)
Recoveries	600	18,609	—	141,110	160,319
Ending Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271

	Six Months Ended June 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	141,010	168,670	130,015	960,305	1,400,000
Charge-Offs	—	(102,993)	(35,048)	—	(138,041)
Recoveries	1,200	41,208	—	146,330	188,738
Ending Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271

	Three Months Ended June 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,147,670	$1,121,205	$991,982	$5,537,698	$8,798,555
Provision for Loan Losses	(23,308)	69,702	(95,635)	49,241	—
Charge-Offs	—	(135,286)	—	(28,079)	(163,365)
Recoveries	1,450	36,706	496	79,697	118,349
Ending Balance	$1,125,812	$1,092,327	$896,843	$5,638,557	$8,753,539

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

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,532,804	$1,532,804
Consumer	—	1,317,734	1,317,734
Commercial Business	—	639,731	639,731
Commercial Real Estate	—	7,186,002	7,186,002
Total	$—	$10,676,271	$10,676,271

	Allowance For Loan Losses
December 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,390,594	$1,390,594
Consumer	—	1,210,849	1,210,849
Commercial Business	—	544,764	544,764
Commercial Real Estate	—	6,079,367	6,079,367
Total	$—	$9,225,574	$9,225,574

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,816,520	$83,047,861	$84,864,381
Consumer	176,522	58,058,784	58,235,306
Commercial Business	55,446	23,948,341	24,003,787
Commercial Real Estate	1,502,437	310,473,013	311,975,450
PPP	—	72,672,428	72,672,428
Total	$3,550,925	$548,200,427	$551,751,352

Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA; PPP loans are excluded from our allowance for loan losses calculation.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $3.9 million for the three months ended June 30, 2020 compared to $4.9 million for the three months ended June 30, 2019.

The following tables present information related to impaired loans by loan category at June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019. There was no allowance recorded related to any impaired loans at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,816,520	$1,816,520	$—	$1,086,433	$1,086,433	$—
Consumer	176,522	184,822	—	184,402	192,702	—
Commercial Business	55,446	950,446	—	64,406	959,406	—
Commercial Real Estate	1,502,437	1,674,657	—	1,894,642	2,066,862	—
Total	$3,550,925	$4,626,445	$—	$3,229,883	$4,305,403	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended June 30,
	2020		2019
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,826,881	$11,835	$1,157,380	$—
Consumer	178,355	—	137,233	—
Commercial Business	61,366	—	73,606	—
Commercial Real Estate	1,836,782	18,232	2,481,028	14,085
With an Allowance Recorded:
Consumer	—	—	71,554	—
Commercial Real Estate	—	—	996,990	—
Total
Residential Real Estate	1,826,881	11,835	1,157,380	—
Consumer	178,355	—	208,787	—
Commercial Business	61,366	—	73,606	—
Commercial Real Estate	1,836,782	18,232	3,478,018	14,085
Total	$3,903,384	$30,067	$4,917,791	$14,085

	Six Months Ended June 30,
	2020		2019
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,837,270	$13,030	$1,347,984	$—
Consumer	180,340	—	982,404	—
Commercial Business	62,669	—	75,149	—
Commercial Real Estate	1,856,463	33,792	2,866,245	28,332
With an Allowance Recorded:
Consumer	—	—	72,072	—
Commercial Real Estate	—	—	1,181,152	—
Total
Residential Real Estate	1,837,270	13,030	1,347,984	—
Consumer	180,340	—	1,054,476	—
Commercial Business	62,669	—	75,149	—
Commercial Real Estate	1,856,463	33,792	4,047,397	28,332
Total	$3,936,742	$46,822	$6,525,006	$28,332

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
TDRs included in impaired loans at June 30, 2020 and December 31, 2019 had a combined balance of $774,000 and $825,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There were no new TDRs modified during the six months ended June 30, 2020 or 2019 and there were no TDRs in default at those dates. The Bank considers any loan 30 days or more past due to be in default.
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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be 1) related to COVID-19; 2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and 3) executed between March 1, 2020, and the earlier of A) 60 days after the date of termination of the national emergency by the President or B) December 31, 2020. On March 22, 2020, federal banking regulators issued an interagency statement that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provides that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. See Footnote 11 – Accounting and Reporting Changes.

As of June 30, 2020 the Bank had approved 324 loan modifications related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees, totaling $110.6 million, which consisted of deferral of regularly scheduled principal and interest payments for three to six months. The majority of these modifications ($104.0 million) have been for commercial real estate loans. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.5%, 9.6%, 17.4% and 23.9%, respectively, at June 30, 2020.
Based on its capital levels at June 30, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$105,039	18.3%	$34,406	6.0%	$45,875	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	112,250	19.6%	45,875	8.0%	57,344	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	105,039	18.3%	25,805	4.5%	37,273	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	105,039	9.8%	43,017	4.0%	53,771	5.0%
December 31, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$101,280	18.2%	$33,418	6.0%	$44,558	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	108,270	19.4%	44,558	8.0%	55,697	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	101,280	18.2%	25,064	4.5%	36,203	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	101,280	10.4%	39,134	4.0%	48,917	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2020 the Bank’s conservation buffer was 11.6%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2020, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one state tax credit. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2020, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2020 and December 31, 2019, the recorded investment in impaired loans was $3.6 million and $3.2 million
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Foreclosed assets are recorded as nonrecurring Level 3.

Assets measured at fair value on a recurring basis were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$51,184,667	$—	$—	$40,231,830	$—
SBA Bonds	—	110,487,183	—	—	111,893,099	—
Tax Exempt Municipal Bonds	—	44,093,279	—	—	47,241,494	—
Taxable Municipal Bonds	—	28,585,740	—	—	14,840,410	—
Mortgage-Backed Securities	—	237,514,685	—	—	200,438,007	—
State Tax Credit	—	66,069	—	—	—	—
Total	$—	$471,931,623	$—	$—	$414,644,840	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$6,155,830	$—	$6,155,830
Collateral Dependent Impaired Loans (1)	—	—	3,546,165	3,546,165
Foreclosed Assets	—	—	184,300	184,300
Total	$—	$6,155,830	$3,730,465	$9,886,295

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,990,606	$—	$3,990,606
Collateral Dependent Impaired Loans (1)	—	—	3,222,746	3,222,746
Foreclosed Assets	—	—	677,740	677,740
Total	$—	$3,990,606	$3,900,486	$7,891,092
(1) COLLATERAL IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES. THERE WERE NO SPECIFIC RESERVES AT JUNE 30, 2020 AND DECEMBER 31, 2019.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2020 or December 31, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	June 30, 2020	December 31, 2019
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Collateral Dependent Impaired Loans	Appraised Value	Discount Rates/ Discounts to Appraised Values	12% - 95%	8% - 92%
Foreclosed Assets	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	11% - 40%	18% - 42%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019 presented in accordance with the applicable accounting guidance.

June 30, 2020	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$534,446	$534,446	$534,446	$—	$—
Certificates of Deposits with Other Banks	950,005	950	—	950	—
Investment and Mortgage-Backed Securities	488,790	489,765	—	489,765	—
Loans Receivable, Net	534,446	540,345	—	—	540,345
FHLB Stock	2,673	2,673	2,673	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$663,357	$663,357	$663,357	$—	$—
Certificate Accounts	211,828	213,407	—	213,407	—
Advances from FHLB	42,500	43,104	—	43,104	—
Borrowings from FRB	9,700	9,838	—	9,838	—
Other Borrowed Money	20,953	20,953	20,953	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2019	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$12,536	$12,536	$12,536	$—	$—
Certificates of Deposits with Other Banks	950,005	950	—	950	—
Investment and Mortgage-Backed Securities	433,892	434,451	—	434,451	—
Loans Receivable, Net	452,859	450,796	—	—	450,796
FHLB Stock	2,537	2,537	2,537	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$541,954	$541,954	$541,954	$—	$—
Certificate Accounts	229,453	229,363	—	229,363	—
Advances from FHLB	38,138	38,233	—	38,233	—
Other Borrowed Money	11,580	11,580	11,580	—	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2020, the Bank had $113.8 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

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

The following table presents the Company's non-interest income for the three months ended June 30, 2020 and 2019. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-interest income:
Service fees on deposit accounts	$188,401	$254,610	$473,476	$506,627
Check card fee income	446,931	355,321	801,030	697,655
Trust income	238,895	258,600	538,220	517,200
Insurance commissions (1)	163,745	175,693	311,776	326,993
Gain on sale of investment securities, net (1)	486,577	670,134	1,193,320	960,902
Gain on sale of loans, net (1)	806,415	372,048	1,309,266	546,331
BOLI income (1)	135,000	135,000	270,000	270,000
Grant income (1)	87,164	17,414	145,504	277,029
Other non-interest income (1)	252,859	253,741	559,285	585,656
Total non-interest income	$2,805,987	$2,492,561	$5,601,877	$4,688,393
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on five of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the six months ended June 30, 2020, the Company made cash payments in the amount of $223,000 for operating leases. The lease expense recognized during this period amounted to $229,000 and the lease liability was reduced by $180,000. The weighted average lease term is seven years and the weighted average discount rate used is 3.2%.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:
•the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our allowance for loan losses;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
•results of examinations of the Company by the Federal Reserve and our bank subsidiary by the FDIC and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in regulatory policies and principles, or the interpretation of regulatory capital requirements or other rules, including as a result of Basel III;
•our ability to attract and retain deposits;
•our ability to control operating costs and expenses;
•our ability to implement our business strategies;
•the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•difficulties in reducing risks associated with the loans on our balance sheet;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing;
•our ability to retain key members of our senior management team;

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
•costs and effects of litigation, including settlements and judgments;
•our ability to manage loan delinquency rates;
•increased competitive pressures among financial services companies;
•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•our ability to pay dividends on our common stock;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act; and
•the other risks described elsewhere in this document.

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
Paycheck Protection Program ("PPP") Participation
The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as certain criteria are met. The Company has accepted more than 1,300 applications for PPP loans, including applications from new and existing customers who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020.

As of June 30, 2020, we funded over $72.6 million in PPP loans, with an average loan amount of $56,000. Another $864,000 in PPP loans were approved and awaiting funding as of June 30, 2020. The deadline for PPP loan applications to the SBA was extended to August 8, 2020. The Bank continued to accept new PPP applications based on this extended deadline. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2.0 million; and (iii) 1% for loans of at least $2.0 million. These fees are amortized over the life of the loan, or earlier if the loan is forgiven and repaid by the SBA. We may not collect any fees from the loan applicants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, through a partnership with the City of Aiken, Aiken Corporation and the Aiken Chamber of Commerce, the Company implemented a small business loan program, which provided funding of over $464,000 to 47 local businesses as of June 30, 2020. The loans are unsecured and the maximum loan amount is $10,000. Loans up to $5,000 carry a one-year amortization, 2.0% fixed interest rate and six-month deferral on all payments.  Loans of $5,001 - $10,000 carry a two-year amortization, 2.0% fixed interest rate and also a six-month deferral of payments. This loan program concluded during the second quarter of 2020. The Bank is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.
Allowance for Loan Losses and Loan Modifications

The Company recorded loan loss provisions of $1.4 million during the first six months of 2020, compared to $100,000 during the first six months of 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the potential future impact of COVID-19 on the economy. According to the CARES Act and related bank agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act and related bank agency guidance prior to any relief. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related bank agency guidance if they are not more than 30 days past due on their contractual payments prior to any relief.
As of June 30, 2020, the Bank had modified 324 loans to 239 borrowers totaling $110.6 million or 21% of total loans due to COVID-19 related issues. The primary method of relief is to allow the borrower a three to six month payment deferral. The majority of these modifications ($104.1 million) have been to commercial real estate loans. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.
As of June 30, 2020, we had funded $3.9 million in PPP loans to customers who have also been granted some form of loan modification. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
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
The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs, including branch lobby closures. To ensure the safety of our customers and employees, services are offered through our drive through facilities, ATMs, Online/Mobile Digital Platforms and/or by appointment.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at June 30, 2020 and December 31, 2019

Assets

Total assets increased $137.3 million or 14.3% to $1.1 billion at June 30, 2020 from $963.2 million at December 31, 2019. Changes in total assets are shown below.

			Increase (Decrease)
	June 30, 2020	December 31, 2019	Amount	Percent
Cash and Cash Equivalents	$15,340,792	$12,536,311	$2,804,481	22.4%
Investments and MBS – AFS	471,931,623	414,644,840	57,286,783	13.8
Investments and MBS – HTM	16,858,861	19,246,935	(2,388,074)	(12.4)
Loans Receivable, Net	534,446,495	452,858,735	81,587,760	18.0
OREO	184,300	677,740	(493,440)	(72.8)
Operating Lease Right-of-Use Assets	2,531,674	2,718,676	(187,002)	(6.9)
Premises and Equipment, Net	27,051,354	27,219,883	(168,529)	(0.6)
FHLB Stock	2,672,800	2,536,500	136,300	5.4
BOLI	21,771,647	21,501,647	270,000	1.3
Other Assets	1,186,910	3,737,978	(2,551,068)	(68.2)

Cash and cash equivalents increased $2.8 million or 22.4% to $15.3 million at June 30, 2020 from $12.5 million at December 31, 2019, primarily due to increased cash limits at several of our branches in response to COVID-19. Investment and mortgage-backed securities AFS increased $57.3 million or 13.8% to $471.9 million at June 30, 2020 from $414.6 million at December 31, 2019 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the six months ended June 30, 2020. Investment and mortgage-backed securities HTM decreased $2.4 million or 12.4% to $16.9 million at June 30, 2020 from $19.2 million at December 31, 2019 as a result of principal paydowns.

Loans receivable, net, including loans held for sale, increased $81.6 million or 18.0% to $534.4 million at June 30, 2020 from $452.9 million at December 31, 2019, primarily due to $72.6 million in PPP loans originated during the period. Loan balances grew in all loan categories grew with the exception of residential real estate loans, which decreased $1.5 million or 1.8% to $84.9 million at June 30, 2020 from $86.4 million at December 31, 2019. Consumer loans increased $1.9 million or 3.4% to $58.2 million at June 30, 2020 from $56.3 million at December 31, 2019. Commercial business loans increased $1.8 million or 8.0% to $24.0 million at June 30, 2020 from $22.2 million at December 31, 2019 while commercial real estate loans increased $8.4 million or 2.8% to $312.0 million at June 30, 2020 from $303.6 million at December 31, 2019. Loans held for sale increased $2.2 million or 54.3% to $6.2 million at June 30, 2020 from $4.0 million at December 31, 2019.

OREO decreased $493,000 or 72.8% to $184,000 at June 30, 2020 from $678,000 at December 31, 2019 due to the sale of three OREO properties during the six months ended June 30, 2020, with a combined book value of $513,000. At June 30, 2020, OREO consisted of one commercial land property located in Aiken, South Carolina.

FHLB stock increased $136,000 or 5.4% to $2.7 million at June 30, 2020 from $2.5 million at December 31, 2019 as a result of an increase in advances from the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have increased, so has its required investment in FHLB stock.
Other assets decreased $2.6 million or 68.2% to $1.2 million at June 30, 2020 from $3.7 million at December 31, 2019. The decrease was primarily the result of a $2.1 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio at June 30, 2020. Also contributing to the decrease in other assets was a decrease of $701,000 in principal payments receivable on investment securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liabilities
Deposit Accounts
Total deposits increased $103.8 million or 13.5% to $875.2 million at June 30, 2020 from $771.4 million at December 31, 2019. This growth was primarily due to proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The $121.4 million increase in demand accounts was partially offset by a $17.6 million decrease in certificate accounts during the first six months of 2020. The balance, weighted average rates and increases and decreases in deposit accounts at June 30, 2020 and December 31, 2019 are shown below.

	June 30, 2020		December 31, 2019		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Percent
Demand Accounts:
Checking	$347,387,913	0.11%	$260,135,924	0.11%	$87,251,989	33.5%
Money Market	252,973,309	0.22	230,693,518	0.72	22,279,791	9.7
Savings	62,996,052	0.17	51,124,806	0.16	11,871,246	23.2
Total	$663,357,274	0.18%	$541,954,248	0.36%	$121,403,026	22.4%
Certificate Accounts
0.00 – 0.99%	$70,323,638		$28,599,107		$41,724,531	145.9%
1.00 – 1.99%	113,260,975		122,164,536		(8,903,561)	(7.3)
2.00 – 2.99%	28,243,670		78,689,591		(50,445,921)	(64.1)
Total	$211,828,283	1.33%	$229,453,234	1.71%	$(17,624,951)	(7.7)%
Total Deposits	$875,185,557	0.46%	$771,407,482	0.76%	$103,778,075	13.5%

Included in certificate accounts were $27.0 million and $34.6 million in brokered deposits at June 30, 2020 and December 31, 2019, respectively, with a weighted average interest rate of 1.28% and 1.87%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	June 30, 2020		December 31, 2019		(Decrease) Increase
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2020	7,500,000	1.58%	13,138,000	1.88%	(5,638,000)	(42.9)%
2021	25,000,000	1.97	25,000,000	1.97	—	—
Thereafter	10,000,000	1.45	—	—	10,000,000	100.0
Total Advances	$42,500,000	1.78%	$38,138,000	1.94%	$4,362,000	11.4%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $117.1 million and $117.3 million, respectively, at June 30, 2020 and $100.5 million and $96.7 million, respectively, at December 31, 2019.
There were no callable FHLB advances at June 30, 2020. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Borrowings From the Federal Reserve Bank
At June 30, 2020, the Bank had $9.7 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.

At June 30, 2020, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $18.3 million and $21.1 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $21.0 million in other borrowings at June 30, 2020, an increase of $9.4 million or 80.9% from $11.6 million at December 31, 2019. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.25% at June 30, 2020 compared to 0.50% at December 31, 2019.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $27.1 million and $27.3 million, respectively, at June 30, 2020 and $20.4 million and $20.5 million, respectively, at December 31, 2019.

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

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.01% at June 30, 2020 compared to 3.59% at December 31, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

Senior Convertible Debentures
In December 2009, the Company issued $6.1 million in Senior Convertible Debentures. The debentures mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year and commenced on June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. Since December 1, 2019, the Company has the right to redeem the debentures, in whole or in part, at the option of the Company, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption.
On January 2, 2020, the Company announced its intention to redeem all of the Senior Convertible Debentures on March 2, 2020. Subsequent to the announcement, $5.9 million of Senior Convertible Debentures were converted into 295,600 common shares by holders of the debt. The Company redeemed the remaining $132,000 of outstanding debentures for cash on March 2, 2020.

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

Equity
Shareholders’ equity increased $15.3 million or 16.7% to $107.1 million at June 30, 2020 from $91.8 million at December 31, 2019. The increase was attributable to net income of $3.1 million combined with a $7.0 million increase in accumulated other comprehensive income, net of tax and a $5.9 million increase in additional paid in capital during the six months ended June 30, 2020. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities during the first half of 2020. The increase in additional paid in capital was a result of the conversion of a large portion of the Company's Senior Convertible Debentures into 295,600 shares of common stock at a conversion price of $20 per share. These increases in equity were partially offset by $651,000 in dividends paid to common shareholders during the six months ended June 30, 2020. Book value per common share was $32.92 at June 30, 2020 compared to $31.01 at December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Month Periods Ended June 30, 2020 and 2019

Net Income
Net income increased $132,000 or 7.0% to $2.0 million or $0.62 per basic common share for the quarter ended June 30, 2020 compared to $1.9 million or $0.64 per basic common share for the quarter ended June 30, 2019. Increases in net interest income and non-interest income combined with a decrease in non-interest expense contributed to the growth in income. These were partially offset by increased provision for loan losses in response to the worsening economic impact of COVID-19, including increased risk of charge-offs from loan defaults.
Net Interest Income
Net interest income increased $223,000 or 3.1% to $7.3 million during the quarter ended June 30, 2020, compared to $7.1 million for the same period in 2019. During the quarter ended June 30, 2020, average interest-earning assets increased $128 million or 14.7% to $1.0 billion from $872 million for the same period in 2019, while average interest-bearing liabilities increased $96.5 million or 13.0% to $839 million for the quarter ended June 30, 2020 from $742 million for the comparable period in 2019. The Company's net interest margin was 2.97% for the quarter ended June 30, 2020 compared to 3.30% for the same quarter in 2019. The Company's net interest spread on a tax equivalent basis decreased 30 basis points to 2.83% for the quarter ended June 30, 2020 from 3.13% for the comparable period in 2019.

In response to COVID-19, the Federal Reserve reduced the targeted Federal Funds Rate by 150 basis points during March 2020 to a range of 0.00% to 0.25%, where it remains at June 30, 2020. The effect of changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are based on local competition and not tied to a specific market-based index. Interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the effects of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2020		2019
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$514,333	5.01%	$438,613	5.51%	$75,720	$391
Mortgage-Backed Securities	246,182	2.60	214,312	3.03	31,870	(19)
Investment Securities(2)	237,155	1.92	215,617	2.78	21,538	(364)
Overnight Time and Certificates of Deposit	2,881	0.88	3,608	2.86	(727)	(20)
Total Interest-Earning Assets	$1,000,551	3.67%	$872,150	4.22%	$128,401	$(12)
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended June 30, 2020 and 2019. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $83,682 and $66,219 for the quarters ended June 30, 2020 and 2019, respectively.
Despite a $128.4 million increase in average interest-earning assets, total tax equivalent interest income decreased $12,000 to $9.2 million for the quarter ended June 30, 2020 compared to the same period in 2019 due to a 55 basis point decline in the average yield on interest-earning assets. Total interest income on loans increased $391,000 or 6.5% to $6.4 million for the quarter ended June 30, 2020 from $6.0 million during the second quarter of 2019. The increase was the result of a $75.7 million or 17.3% increase in the average loan portfolio balance, largely due to the origination of PPP loans, which was partially offset by a decrease of 50 basis points in the average yield on loans. Interest income from MBS decreased $19,000 or 1.2% to $1.6 million during the quarter ended June 30, 2020 due to a decrease of 43 basis points in the average MBS portfolio yield, which was partially offset by a $31.9 million increase in the average balance of these assets. Tax equivalent interest income

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
from investment securities decreased $364,000 or 24.3% to $1.1 million during the quarter ended June 30, 2020 due to a decrease of 86 basis points in the average yield on investment securities, partially offset by a $21.5 million or 10.0% increase in the average balance of the investment securities portfolio.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2020		2019
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$427,620	0.26%	$380,947	0.60%	$46,673	$(293)
Savings Accounts	59,480	0.15	50,827	0.15	8,653	4
Certificate Accounts	218,548	1.48	253,362	1.68	(34,814)	(253)
FHLB Advances and Other Borrowings (2)	98,074	0.90	45,164	1.48	52,910	54
Note Payable	—	—	893	5.26	(893)	(12)
Junior Subordinated Debentures	5,155	2.39	5,155	4.33	—	(25)
Subordinated Debentures	30,000	5.25	—	—	30,000	394
Senior Convertible Debentures	—	—	6,044	8.00	(6,044)	(121)
Total Interest-Bearing Liabilities	$838,877	0.84%	$742,392	1.08%	$96,485	$(252)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $253,000 or 12.6% to $1.8 million for the quarter ended June 30, 2020 compared to $2.0 million for the same period in 2019 due to a 24 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a $96.5 million or 13.0% increase in the average balance of these liabilities.
The largest decrease in interest expense was related to deposits. Despite a $46.7 million increase in the average balance of now and money market deposit accounts, the average cost fell 34 basis points, resulting in a $293,000 decrease in interest expense during the second quarter of 2020 when compared to the second quarter in 2019. Interest expense on certificate accounts also decreased due to a lower average cost of 1.48% during the second quarter of 2020 combined with a $35 million decrease in the average balance. Interest expense on FHLB advances, FRB borrowings and repurchase agreements increased $54,000 for the second quarter of 2020 due to a $52.9 million or 117.2% increase in the average balance of these interest-bearing liabilities, which was partially offset by a 58 basis point decline in the average cost.

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
The table below shows the changes in the allowance for loan losses for the quarters ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
Beginning Balance	$9,871,838	$8,798,555
Provision for Loan Losses	700,000	—
Charge-offs	(55,886)	(163,365)
Recoveries	160,319	118,349
Net Recoveries (Charge-offs)	104,433	(45,016)
Ending Balance	$10,676,271	$8,753,539
As of Period End:
Impaired Loans	$3,550,925	$4,801,446
Gross Loans Receivable, Held For Investment (1)	$538,966,936	$446,578,392
Total Loans Receivable, Net	$534,446,495	$441,575,668
Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment	2.0%	2.0%
Allowance For Loan Losses as a % of Impaired Loans	300.7%	182.3%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net recoveries of $104,000, or 0.08% of gross loans on an annualized basis, for the quarter ended June 30, 2020 compared to net charge-offs of $45,000, or 0.04% of gross loans on an annualized basis, for the comparable period in 2019. The provision for loan losses was $700,000 for the quarter ended June 30, 2020 compared to no provision expense during the second quarter of 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the worsening impact of COVID-19 on the economy. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, these loans do not have a corresponding allowance for loan loss. Refer to the "Response to COVID-19 - Allowance for Loan Losses and Loan Modifications" section herein for further information.
Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them. Management believes the allowance for loan losses is adequate based on its best estimates of the probable losses inherent in the loan portfolio, although there can be no guarantee these estimates will not be proven incorrect in the future. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there is no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income

Non-interest income increased $313,000 or 12.6% to $2.8 million for the three months ended June 30, 2020 compared to $2.5 million for the three months ended June 30, 2019. The following table summarizes the changes in non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amounts	Percent
Gain on Sale of MBS & Investment Securities	$486,577	$670,134	$(183,557)	(27.4)%
Gain on Sale of Loans	806,415	372,048	434,367	116.8
Service Fees on Deposit Accounts	188,401	254,610	(66,209)	(26.0)
Commissions From Insurance Agency	163,745	175,693	(11,948)	(6.8)
BOLI Income	135,000	135,000	—	—
Trust Income	238,895	258,600	(19,705)	(7.6)
Check Card Fee Income	446,931	355,321	91,610	25.8
Grant Income	87,164	17,414	69,750	400.5
Other	252,859	253,741	(882)	(0.3)
Total Non-Interest Income	$2,805,987	$2,492,561	$313,426	12.6%
The increase in non-interest income was primarily attributable to an increase in gain on sale of loans, which was partially offset by a decrease in net gain on sale of MBS and investment securities. Gain on sale of loans increased $434,000 or 116.8% as the dollar volume of loans sold to investors increased reflecting increased refinance activity of residential loans. Net gain on sale of MBS and investment securities was $487,000 during the quarter ended June 30, 2020, a decrease of $184,000 or 27.4% compared to $670,000 for the same period last year. The decrease resulted from lower sales of investment securities during the second quarter of 2020 compared to the same period last year.

Non-Interest Expense

For the quarter ended June 30, 2020, non-interest expense decreased $250,000 or 3.5% to $7.0 million compared to $7.2 million for the same period in 2019. The following table summarizes the changes in non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amounts	Percent
Compensation and Employee Benefits	$4,236,956	$4,137,872	$99,084	2.4%
Occupancy	603,335	576,987	26,348	4.6
Advertising	188,018	176,480	11,538	6.5
Depreciation and Maintenance of Equipment	746,635	639,840	106,795	16.7
FDIC Insurance Premiums	—	69,306	(69,306)	(100.0)
Net Recovery of Operation of OREO	(18,020)	(160,033)	142,013	(88.7)
Other	1,234,007	1,800,656	(566,649)	(31.5)
Total Non-Interest Expense	$6,990,931	$7,241,108	$(250,177)	(3.5)%

Other non-interest expenses declined $567,000 or 31.5% to $1.2 million for the three months ended June 30, 2020 compared to $1.8 million for the same period in the prior year as a result of lower operating expenses, primarily meetings and education, mileage expense, supplies, decreased community sponsorships and cancellations of sponsored events due to COVID-19 restrictions, and other expenses related to branch closures due primarily to the COVID-19 pandemic.

Provision For Income Taxes
The provision for income taxes decreased $45,000 or 9.3% to $441,000 for the quarter ended June 30, 2020 from $486,000 for the same period in 2019 primarily due to purchased tax credits. Pre-tax net income was $2.5 million for the quarter ended June 30, 2020 compared to $2.4 million for the second quarter of 2019. The Company’s combined federal and state effective income tax rate was 18.0% and 20.5% for the quarters ended June 30, 2020 and 2019, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Net Income
Net income decreased $892,000 or 22.5% to $3.1 million for the six months ended June 30, 2020 when compared to the same six month period in 2019. The decrease in earnings was primarily the result of a significant increase in loan loss provisions in response to the current and projected economic impact of COVID-19.

Net Interest Income
Net interest income decreased $158,000 or 1.1% to $14.2 million for the six months ended June 30, 2020 compared to $14.4 million for the same period last year. During the six months ended June 30, 2020, average interest earning assets increased $101.2 million or 11.7% to $963.4 million from $862.1 million for the six months ended June 30, 2019. Average interest-bearing liabilities also increased by $88.8 million or 12.1% to $823.9 million for the six months ended June 30, 2020 from $735.1 million for the same period in 2019. The Company's net interest margin fell 39 basis points to 2.98% for the six months ended June 30, 2020 compared to 3.37% for the six months ended June 30, 2019. The net interest spread on a tax equivalent basis also fell 39 basis points to 2.83% for the six months ended June 30, 2020 from 3.22% for the comparable period in 2019.
Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2020		2019
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$485,648	5.17%	$434,289	5.55%	$51,359	$509
Mortgage-Backed Securities	239,653	2.71	211,816	2.99	27,837	82
Investment Securities(2)	230,947	2.13	209,597	2.86	21,350	(530)
Overnight Time & Certificates of Deposit	7,109	1.39	6,442	2.80	667	(41)
Total Interest-Earning Assets	$963,357	3.80%	$862,144	4.25%	$101,213	$20
        (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the six months ended June 30, 2020 and 2019. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $129,571 and $144,170 for the six months ended June 30, 2020 and 2019, respectively.

Total tax equivalent interest income increased $20,000 to $18.3 million during the six months ended June 30, 2020 when compared to the first six months of 2019, due to increases in interest income from loans and MBS, which were offset by decreases in interest income from investment securities and other interest-earning assets. Total interest income on loans increased $509,000 or 4.2% to $12.6 million during the six months ended June 30, 2020 from $12.1 million for the same period in 2019. The increase was a result of a $51.4 million or 11.8% increase in the average loan portfolio, which was partially offset by a decrease of 38 basis points in the average yield on loans. Interest income from MBS increased $82,000 or 2.6% to $3.3 million for the six months ended June 30, 2020 from $3.2 million for the same period in 2019. The increase was the result of a $27.8 million or 13.1% increase in the average balance of mortgage-backed securities, which was partially offset by 28 basis point decline in the average MBS portfolio yield. Tax equivalent interest income from investment securities decreased $530,000 or 17.7% to $2.5 million for the six months ended June 30, 2020 from $3.0 million for the same period in 2019 due to a decrease of 73 basis points in the average yield on investment securities, partially offset by a $21.3 million increase in the average balance during the period.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2020		2019
(Dollars in Thousands)	Average Balance	Cost of Funds (1)	Average Balance	Cost of Funds (1)
Now and Money Market Accounts	$418,889	0.35%	$375,118	0.56%	$43,771	$(329)
Statement Savings Accounts	56,183	0.15	49,811	0.14	6,372	8
Certificates Accounts	225,883	1.58	251,373	1.57	(25,490)	(192)
FHLB Advances and Other Borrowed Money	85,491	1.11	46,240	1.40	39,251	152
Note Payable	—	—	1,361	5.22	(1,361)	(36)
Junior Subordinated Debentures	5,155	2.91	5,155	4.39	—	(38)
Subordinated Debentures	30,000	5.25	—	—	30,000	788
Senior Convertible Debentures	2,258	7.24	6,047	8.00	(3,789)	(160)
Total Interest-Bearing Liabilities	$823,859	0.97%	$735,105	1.03%	$88,754	$193
(1) Annualized

Interest expense increased $193,000 or 5.1% to $4.0 million during the six months ended June 30, 2020 compared to $3.8 million for the same period in 2019. The increase in total interest expense was attributable to a $88.8 million or 12.1% increase in the average balance of interest-bearing liabilities, which was partially offset by a slight decrease of six basis points in the cost of these liabilities. Interest expense on deposits decreased $513,000 or 16.7% to $2.6 million during the six months ended June 30, 2020 compared to $3.1 million for the same period last year. The decrease was due to a decrease of 18 basis points in the average cost of deposit accounts, which was partially offset by a $25 million increase in average interest-bearing deposits to $701 million for the six months ended June 30, 2020 compared to $676 million for the six months ended June 30, 2019.

Interest expense on FHLB advances and other borrowings increased $152,000 or 46.9% to $476,000 during the six months ended June 30, 2020 from $324,000 during the same period in 2019 due to an increase of $39.3 million or 84.9% increase in the average balance, which was partially offset by a decline of 29 basis points in the average cost of these liabilities during the six months ended June 30, 2020 when compared to the same period last year.

Interest expense on the subordinated debentures issued in 2019 was $788,000 during the six months ended June 30, 2020 compared to none for the same period last year.

Provision for Loan Losses

There was $1.4 million in provision for loan losses recorded during the six months ended June 30, 2020 compared to $100,000 for the same period in 2019 in response to the worsening economic impact of COVID-19. The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning Balance	$9,225,574	$9,171,717
Provision for Loan Losses	1,400,000	100,000
Charge-offs	(138,041)	(729,375)
Recoveries	188,738	211,197
Net Recoveries (Charge-offs)	50,697	(518,178)
Ending Balance	$10,676,271	$8,753,539

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $913,000 or 19.5% to $5.6 million for the six months ended June 30, 2020, compared to $4.7 million for the six months ended June 30, 2019. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amounts	Percent
Gain on Sale of MBS & Investment Securities	$1,193,320	$960,902	$232,418	24.2%
Gain on Sale of Loans	1,309,266	546,331	762,935	139.6
Service Fees on Deposit Accounts	473,476	506,627	(33,151)	(6.5)
BOLI Income	270,000	270,000	—	—
Commissions From Insurance Agency	311,776	326,993	(15,217)	(4.7)
Trust Income	538,220	517,200	21,020	4.1
Check Card Fee Income	801,030	697,655	103,375	14.8
Grant Income	145,504	277,029	(131,525)	(47.5)
Other	559,285	585,656	(26,371)	(4.5)
Total Non-Interest Income	$5,601,877	$4,688,393	$913,484	19.5%
Net gain on sale of MBS and investment securities increased $232,000 or 24.2% to $1.2 million for the six months ended June 30, 2020, compared to a net gain of $961,000 during the same period last year.

Gain on sale of loans increased $763,000 or 139.6% to $1.3 million for the six months ended June 30, 2020 compared to $546,000 during the same period in 2019 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale reflecting increased refinance activity for residential loans.

Non-Interest Expense
For the six months ended June 30, 2020, non-interest expense increased $649,000 or 4.6% to $14.6 million compared to $14.0 million for the same period in 2019. The following table summarizes the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amounts	Percent
Compensation and Employee Benefits	$8,911,003	$8,316,906	$594,097	7.1%
Occupancy	1,194,944	1,129,220	65,724	5.8
Advertising	451,021	349,164	101,857	29.2
Depreciation and Maintenance of Equipment	1,437,565	1,250,197	187,368	15.0
FDIC Insurance Premiums	16,080	142,482	(126,402)	(88.7)
Net Recovery of Operation of OREO	(5,280)	(252,147)	246,867	(97.9)
Other	2,629,184	3,049,801	(420,617)	(13.8)
Total Non-Interest Expense	$14,634,517	$13,985,623	$648,894	4.6%
Compensation and employee benefits expenses were $8.9 million for the six months ended June 30, 2020, an increase of $594,000 or 7.1% from $8.3 million during the same period last year. The increase was due to general annual cost of living increases combined with an increase in employees. The Company had an average of 244 full time equivalent employees during the six months ended June 30, 2020 compared to an average of 228 during the six months ended June 30, 2019.

The Company had a net recovery of $5,000 from the operation of OREO properties during the six months ended June 30, 2020 compared to a net recovery of $252,000 during the six months ended June 30, 2019. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period. The Company recorded $23,000 in net gain on sales of OREO properties and no write-downs during the first six months of 2020 compared to net gain on sales of $137,000 and write-downs of $14,000 during the same period in 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and maintenance of equipment increased $187,000 or 15.0% primarily due to additional capital expenses related to our newest branch in Augusta, Georgia, which opened in September 2019. Other non-interest expense declined due to our reduced operations, including branch closures, as a result of the COVID-19 pandemic.

Provision For Income Taxes
The provision for income taxes decreased $301,000 or 29.9% to $0.7 million for the six months ended June 30, 2020 from $1.0 million for the same period in 2019 primarily due to lower pre-tax income in 2020. Income before taxes was $3.8 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s combined federal and state effective income tax rate was 18.6% for the six months ended June 30, 2020 compared to 20.2% for the same period in 2019.

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

During the six months ended June 30, 2020 loan disbursements exceeded loan repayments resulting in a $81.6 million or 18.0% increase in total net loans receivable. Also during the six months ended June 30, 2020, deposits increased $103.8 million or 13.5% and FHLB advances increased $4.4 million or 11.4%. The Bank had $266.3 million in additional borrowing capacity at the FHLB at the end of the period. The Bank also has secured a $19.9 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $20.4 million. At June 30, 2020, the Bank had $10.2 million in additional borrowing capacity at the FRB. The Bank also has a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2020.

The Bank has the ability to supplement its liquidity in the third quarter of 2020 by its participation in the Federal Reserve’s Paycheck Protection Liquidity Facility (“PPPLF”) pursuant to which the Bank could pledge PPP loans as collateral at face value to obtain FRB non-recourse loans. While the Bank currently does not intend to use the PPPLF, as the Bank held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to the COVID-19 pandemic, the Bank will continue to evaluate its options. At June 30, 2020, the Bank had $144.8 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2020, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.3%, 9.8%, 18.3%, and 19.6%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2020 the Bank’s conservation buffer was 11.6%. For additional details, see “Footnote – Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2020.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$592	$6,689	$35,028	$42,309	$70,048	$112,357
Standby Letters of Credit	35	147	858	1,040	354	1,394
Total	$627	$6,836	$35,886	$43,349	$70,402	$113,751

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
For the six months ended June 30, 2020, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.83%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals. As an essential business, we continue to provide banking and financial services to our clients with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through mobile and online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our clients.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Many of our employees are currently working remotely to enable us to continue to provide banking services to our clients. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Paycheck Protection Program ("PPP"), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
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

As of June 30, 2020, we hold and service a portfolio of 1,304 PPP loans totaling $72.6 million. The PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 2 Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Mine Safety Disclosures

Not applicable

Item 5 Other Information

None

Item 6 Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
        SECURITY FEDERAL CORPORATION

Date:	August 13, 2020	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2020	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative