Form 10-Q
period 2020-09-30
SECURITY FEDERAL CORP
filed 2020-11-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

Large accelerated filer [ ]	Smaller reporting company [ X ]
Non-accelerated filer [ X ]	Emerging growth company [ ]
Accelerated filer [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 13, 2020	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$15,606,530	$12,536,311
Certificates of Deposit with Other Banks	950,005	950,005
Investment and Mortgage-Backed Securities:
Available For Sale ("AFS")	504,802,323	414,644,840
Held To Maturity ("HTM") (Fair Value of $16,846,743 and $19,805,841 at September 30, 2020 and December 31, 2019, Respectively)	15,847,518	19,246,935
Total Investments and Mortgage-Backed Securities ("MBS")	520,649,841	433,891,775
Loans Receivable, Net:
Held For Sale	7,495,183	3,990,606
Held For Investment (Net of Allowance of $12,845,662 and $9,225,574 at September 30, 2020 and December 31, 2019, Respectively)	520,374,974	448,868,129
Total Loans Receivable, Net	527,870,157	452,858,735
Accrued Interest Receivable:
Loans	1,826,444	1,211,826
Mortgage-Backed Securities	581,989	551,214
Investment Securities	1,383,735	1,635,497
Total Accrued Interest Receivable	3,792,168	3,398,537
Operating Lease Right-of-Use Assets	2,442,012	2,718,676
Premises and Equipment, Net	26,700,217	27,219,883
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,354,000	2,536,500
Other Real Estate Owned ("OREO")	164,700	677,740
Bank Owned Life Insurance ("BOLI")	25,909,897	21,501,647
Goodwill	1,199,754	1,199,754
Other Assets	1,563,429	3,737,978
Total Assets	$1,129,202,710	$963,227,541
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$904,791,988	$771,407,482
Advance Payments By Borrowers for Taxes and Insurance	561,425	207,582
Advances from FHLB	35,000,000	38,138,000
Borrowings from Federal Reserve Bank ("FRB")	16,025,000	—
Other Borrowings	19,768,107	11,579,819
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	—	6,044,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,467,188	2,733,531
Other Liabilities	6,383,214	6,204,122
Total Liabilities	$1,020,151,922	$871,469,536
Shareholders' Equity:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,453,817 and 3,252,884, Respectively, at September 30, 2020 and 3,157,787 and 2,956,854, Respectively, at December 31, 2019	$34,538	$31,578
Additional Paid-In Capital ("APIC")	18,230,187	12,308,179
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	12,826,079	4,467,527
Retained Earnings	82,290,696	79,281,433
Total Shareholders' Equity	$109,050,788	$91,758,005
Total Liabilities and Shareholders' Equity	$1,129,202,710	$963,227,541

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income:
Loans	$6,774,037	$6,369,586	$19,333,257	$18,419,922
Mortgage-Backed Securities	1,475,881	1,807,876	4,728,662	4,978,614
Investment Securities	1,085,221	1,459,810	3,417,663	4,307,922
Other	3,639	4,069	52,970	94,106
Total Interest Income	9,338,778	9,641,341	27,532,552	27,800,564
Interest Expense:
NOW and Money Market Accounts	185,626	541,494	912,675	1,597,932
Savings Accounts	25,306	18,753	68,294	53,947
Certificate Accounts	575,602	1,204,990	2,360,497	3,181,783
FHLB Advances and Other Borrowed Money	224,250	351,825	700,590	675,985
Note Payable	—	—	—	35,515
Senior Convertible Debentures	—	120,880	81,796	362,640
Subordinated Debentures	393,750	—	1,181,250	—
Junior Subordinated Debentures	26,380	53,522	101,388	166,703
Total Interest Expense	1,430,914	2,291,464	5,406,490	6,074,505
Net Interest Income	7,907,864	7,349,877	22,126,062	21,726,059
Provision For Loan Losses	2,200,000	75,000	3,600,000	175,000
Net Interest Income After Provision For Loan Losses	5,707,864	7,274,877	18,526,062	21,551,059
Non-Interest Income:
Gain on Sale of MBS and Investment Securities	139,346	96,057	1,332,666	1,056,959
Gain on Sale of Loans	1,184,818	580,220	2,494,084	1,126,551
Service Fees on Deposit Accounts	222,085	279,360	695,561	785,987
Commissions From Insurance Agency	202,007	201,253	513,783	528,246
Trust Income	243,990	270,000	782,210	787,200
BOLI Income	138,250	273,609	408,250	543,609
Check Card Fee Income	433,528	365,659	1,234,558	1,063,314
Grant Income	171,310	55,364	316,814	332,393
Other	252,917	286,935	812,202	872,591
Total Non-Interest Income	2,988,251	2,408,457	8,590,128	7,096,850
Non-Interest Expense:
Compensation and Employee Benefits	4,743,327	4,270,515	13,654,330	12,587,421
Occupancy	669,258	599,512	1,864,202	1,728,732
Advertising	325,584	190,070	776,605	539,234
Depreciation and Maintenance of Equipment	689,118	644,800	2,126,683	1,894,997
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	51,858	41,540	67,938	184,022
Net (Recovery) Expense from Operation of OREO	(22,049)	189,467	(27,329)	(62,680)
Other	1,229,121	1,053,219	3,858,305	4,103,020
Total Non-Interest Expense	7,686,217	6,989,123	22,320,734	20,974,746
Income Before Income Taxes	1,009,898	2,694,211	4,795,456	7,673,163
Provision For Income Taxes	105,187	474,744	810,227	1,480,792
Net Income	904,711	2,219,467	3,985,229	6,192,371
Net Income Per Common Share (Basic)	$0.28	$0.75	$1.25	$2.10
Net Income Per Common Share (Diluted)	$0.28	$0.71	$1.25	$1.98
Cash Dividend Per Share on Common Stock	$0.10	$0.10	$0.30	$0.28
Weighted Average Shares Outstanding (Basic)	3,252,884	2,956,156	3,199,603	2,955,446
Weighted Average Shares Outstanding (Diluted)	3,252,884	3,258,356	3,199,603	3,257,646

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2020	2019
Net Income	$904,711	$2,219,467
Other Comprehensive Income:
Unrealized Holding Gains on Securities AFS, Net of Taxes of $495,302 and $421,086 at September 30, 2020 and 2019, Respectively	1,508,962	1,304,435
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $34,837 and $24,014 at September 30, 2020 and 2019, Respectively	(104,509)	(72,043)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(1,879) and $(1,095) at September 30, 2020 and 2019, Respectively	(5,635)	(3,287)
Other Comprehensive Income, Net of Tax	1,398,818	1,229,105
Comprehensive Income	$2,303,529	$3,448,572

	Nine Months Ended September 30,
	2020	2019
Net Income	$3,985,229	$6,192,371
Other Comprehensive Income:
Unrealized Holding Gains on Securities AFS Net of Taxes of $3,051,380 and $2,341,270 at September 30, 2020 and 2019, Respectively	9,375,250	7,171,440
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $333,167 and $264,240 at September 30, 2020 and 2019, Respectively	(999,499)	(792,719)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(5,733) and $(6,368) at September 30, 2020 and 2019, Respectively	(17,199)	(19,102)
Other Comprehensive Income, Net of Tax	8,358,552	6,359,619
Comprehensive Income	$12,343,781	$12,551,990

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$31,548	$12,235,341	$(4,330,712)	$(27,909)	$72,610,165	$80,518,433
Net Income	—	—	—	—	2,088,873	2,088,873
Other Comprehensive Income, Net of Tax	—	—	—	2,817,917	—	2,817,917
Employee Stock Purchases	5	12,004	—	—	—	12,009
Redemption of Senior Convertible Debentures	10	19,990	—	—	—	20,000
Cash Dividends on Common Stock	—	—	—	—	(265,982)	(265,982)
Balance at March 31, 2019	$31,563	$12,267,335	$(4,330,712)	$2,790,008	$74,433,056	$85,191,250
Net Income	—	—	—	—	1,884,031	1,884,031
Other Comprehensive Income, Net of Tax	—	—	—	2,312,597	—	2,312,597
Employee Stock Purchases	6	14,780	—	—	—	14,786
Cash Dividends on Common Stock	—	—	—	—	(266,034)	(266,034)
Balance at June 30, 2019	$31,569	$12,282,115	$(4,330,712)	$5,102,605	$76,051,053	$89,136,630
Net Income	—	—	—	—	2,219,467	2,219,467
Other Comprehensive Income, Net of Tax	—	—	—	1,229,105	—	1,229,105
Employee Stock Purchases	4	12,317	—	—	—	12,321
Cash Dividends on Common Stock	—	—	—	—	(295,517)	(295,517)
Balance at September 30, 2019	$31,573	$12,294,432	$(4,330,712)	$6,331,710	$77,975,003	$92,302,006

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Conversion of Senior Convertible Debentures, 295,600 shares of common stock	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389
Net Income	—	—	—	—	2,016,331	2,016,331
Other Comprehensive Income, Net of Tax	—	—	—	9,119,097	—	9,119,097
Cash Dividends on Common Stock	—	—	—	—	(325,289)	(325,289)
Balance at June 30, 2020	$34,538	$18,230,187	$(4,330,712)	$11,427,261	$81,711,254	$107,072,528
Net Income	—	—	—	—	904,711	904,711
Other Comprehensive Income, Net of Tax	—	—	—	1,398,818	—	1,398,818
Cash Dividends on Common Stock	—	—	—	—	(325,269)	(325,269)
Balance at September 30, 2020	$34,538	$18,230,187	$(4,330,712)	$12,826,079	$82,290,696	$109,050,788

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,985,229	$6,192,371
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,401,863	1,167,945
Discount Accretion and Premium Amortization	3,246,360	3,925,218
Provision for Loan Losses	3,600,000	175,000
Earnings on BOLI	(408,250)	(405,000)
Gain on Sales of Loans	(2,494,084)	(1,126,551)
Gain on Sales of Investment Securities and MBS	(1,332,666)	(1,056,958)
Gain on Sales of OREO	(46,354)	(181,552)
Write Down on OREO	—	22,000
Amortization of Operating Lease Right-of-Use Assets	276,664	279,355
Amortization of Deferred Loan Costs	805,925	138,045
Proceeds From Sale of Loans Held For Sale	79,231,518	39,321,961
Origination of Loans Held For Sale	(80,242,011)	(40,096,301)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(614,618)	107,831
MBS	(30,775)	(10,135)
Investment Securities	251,762	149,756
Increase in Advance Payments By Borrowers	353,843	340,603
Increase in Other, Net	(648,115)	(394,763)
Net Cash Provided By Operating Activities	$7,336,291	$8,410,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(68,855,028)	$(97,828,479)
Proceeds from Paydowns, Maturities and Sales of MBS AFS	35,555,734	60,486,276
Proceeds from Payments and Maturities of MBS HTM	3,246,065	2,057,157
Purchase of Investment Securities AFS	(79,072,088)	(70,741,583)
Proceeds from Paydowns, Maturities and Sales of Investment Securities AFS	31,547,522	61,847,936
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,005
Purchase of FHLB Stock	(6,759,500)	(7,365,500)
Redemption of FHLB Stock	6,942,000	6,716,600
Purchase of BOLI	(4,000,000)	—
Proceeds From BOLI Death Benefit	—	414,855
Increase in Loans Receivable	(75,932,370)	(22,802,932)
Proceeds From Sale of OREO	578,994	981,254
Purchase and Improvement of Premises and Equipment	(882,197)	(3,371,158)
Net Cash Used By Investing Activities	$(157,630,868)	$(69,355,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$133,384,506	$47,123,659
Proceeds from FHLB Advances	226,285,000	228,708,000
Repayment of FHLB Advances	(229,423,000)	(214,938,000)
Increase in Other Borrowings, Net	8,188,288	4,290,095
Repayment of Note Payable	—	(2,362,500)
Redemption of Senior Convertible Debentures	(132,000)	—
Proceeds from FRB Borrowings	85,950,000	—
Repayment of FRB Borrowings	(69,925,000)	—
Proceeds from Employee Stock Purchases	12,968	39,116
Dividends to Common Stock Shareholders	(975,966)	(827,533)
Net Cash Provided By Financing Activities	$153,364,796	$62,032,837
Net Increase in Cash and Cash Equivalents	3,070,219	1,087,484
Cash and Cash Equivalents at Beginning of Period	12,536,311	12,705,910
Cash and Cash Equivalents at End of Period	$15,606,530	$13,793,394

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$5,231,953	$5,654,177
Cash Paid for Income Taxes	$864,401	$1,199,541
Non-Cash Transactions:
Initial Recognition of Operating Lease Right-of-Use Assets	$—	$3,090,512
Initial Recognition of Operating Lease Liabilities	$—	$3,090,512
Transfers From Loans Receivable to OREO	$19,600	$802,800
Conversion of Senior Convertible Debentures	$5,912,000	$—
Other Comprehensive Income	$8,358,552	$6,359,619

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2019 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2020 or September 30, 2019; and therefore, no dilutive options in the calculation of diluted EPS for those periods. Diluted EPS also assumes the Senior Convertible Debentures were converted into 302,200 shares of common stock at the beginning of the three and nine months ended September 30, 2019. The related interest expense recorded during the period, net of tax, is added back to the EPS numerator while the underlying shares are added to the denominator.

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,
	2020			2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$904,711	3,252,884	$0.28	$2,219,467	2,956,156	$0.75
Effect of Dilutive Securities:
Senior Convertible Debentures	—	—	—	90,660	302,200	(0.04)
Diluted EPS	$904,711	3,252,884	$0.28	$2,310,127	3,258,356	$0.71

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Share, Continued

	Nine Months Ended September 30,
	2020			2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,985,229	3,199,603	$1.25	$6,192,371	2,955,446	$2.10
Effect of Dilutive Securities:
Senior Convertible Debentures	—	—	—	271,980	302,200	(0.12)
Diluted EPS	$3,985,229	3,199,603	$1.25	$6,464,351	3,257,646	$1.98

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2020 and 2019, the Company had no options outstanding and there was no activity during the nine months ended September 30, 2020 and 2019. At those dates, there were 50,000 options available for grants.

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$60,858,231	$78,338	$855,725	$60,080,844
Small Business Administration (“SBA”) Bonds	122,923,679	742,872	755,980	122,910,571
Tax Exempt Municipal Bonds	38,897,580	5,318,422	—	44,216,002
Taxable Municipal Bonds	34,556,245	1,461,885	77,571	35,940,559
Mortgage-Backed Securities	230,490,030	11,657,846	526,563	241,621,313
State Tax Credit	33,034	—	—	33,034
Total Available For Sale	$487,758,799	$19,259,363	$2,215,839	$504,802,323

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$41,088,231	$—	$856,401	$40,231,830
SBA Bonds	111,927,938	622,105	656,944	111,893,099
Tax Exempt Municipal Bonds	43,153,086	4,088,408	—	47,241,494
Taxable Municipal Bonds	15,169,737	35,359	364,686	14,840,410
Mortgage-Backed Securities	197,356,288	3,664,621	582,902	200,438,007
Total Available For Sale	$408,695,280	$8,410,493	$2,460,933	$414,644,840

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

At September 30, 2020, AFS GNMA mortgage-backed securities had an amortized cost and fair value of $70.0 million and $71.9 million, respectively, compared to an amortized cost and fair value of $63.2 million and $63.9 million, respectively, at December 31, 2019.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2020 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $29.1 million and $29.9 million, respectively, compared to an amortized cost and fair value of $15.8 million and $16.1 million, respectively, at December 31, 2019.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2020 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2020
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$60,171	$60,109
After One – Five Years	8,025,400	8,065,220
After Five – Ten Years	71,342,787	71,793,462
More Than Ten Years	177,840,411	183,262,219
Mortgage-Backed Securities	230,490,030	241,621,313
Total Available For Sale	$487,758,799	$504,802,323

At September 30, 2020 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $226.0 million and $236.7 million, respectively, compared to an amortized cost and fair value of $171.4 million and $173.1 million, respectively, at December 31, 2019.

The Bank received $4.6 million and $8.8 million in gross proceeds from sales of available for sale securities during the three months ended September 30, 2020 and 2019, respectively. As a result, the Company recognized gross gains of $139,000 and $101,000 and gross losses of $0 and $5,000 during the three months ended September 30, 2020 and 2019, respectively.

The Bank received $25.0 million and $70.8 million in gross proceeds from sales of available for sale securities during the nine months ended September 30, 2020 and 2019, respectively. As a result, the Company recognized gross gains of $1.3 million and $1.3 million and gross losses of $0 and $288,000 for the same periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$20,322,079	$118,672	$31,535,549	$737,053	$51,857,628	$855,725
SBA Bonds	28,485,792	278,475	46,773,155	477,505	75,258,947	755,980
Taxable Municipal Bonds	7,093,640	77,571	—	—	7,093,640	77,571
Mortgage-Backed Securities	26,835,843	482,388	9,518,832	44,175	36,354,675	526,563
	$82,737,354	$957,106	$87,827,536	$1,258,733	$170,564,890	$2,215,839

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

Securities classified as available for sale are recorded at fair market value.  At September 30, 2020 and December 31, 2019, 56.8% and 39.6% of the unrealized losses, representing 90 and 69 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The majority of the securities in loss positions are adjustable rate Student Loan Pools and SBA Bonds. The secondary market on these bonds have less liquidity than other agency bonds.The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2020.

7. Investment and Mortgage-Backed Securities, Held to Maturity
At September 30, 2020 and December 31, 2019, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$15,847,518	$999,770	$545	$16,846,743
Total Held To Maturity	$15,847,518	$999,770	$545	$16,846,743

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$19,246,935	$560,067	$1,161	$19,805,841
Total Held To Maturity	$19,246,935	$560,067	$1,161	$19,805,841
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At September 30, 2020, the Bank held an amortized cost and fair value of $9.0 million and $9.6 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $11.3 million and $11.6 million, respectively, at December 31, 2019. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued
At September 30, 2020, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $14.6 million and $15.5 million, respectively, compared to an amortized cost and fair value of $17.5 million and $18 million, respectively, at December 31, 2019.

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$796,037	$545	$796,037	$545
	$—	$—	$796,037	$545	$796,037	$545
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$—	$—	$820,313	$1,161	$820,313	$1,161
	$—	$—	$820,313	$1,161	$820,313	$1,161
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2020	December 31, 2019
Residential Real Estate Loans	$83,063,007	$86,404,304
Consumer Loans	56,643,692	56,331,013
Commercial Business Loans	19,224,734	22,234,189
Commercial Real Estate Loans	312,925,293	303,550,905
Paycheck Protection Program ("PPP") Loans	75,263,782	—
Total Loans Held For Investment	547,120,508	468,520,411
Loans Held For Sale	7,495,183	3,990,606
Total Loans Receivable, Gross	$554,615,691	$472,511,017
Less:
Allowance For Loan Losses	12,845,662	9,225,574
Loans in Process	11,154,145	9,957,140
Deferred Loan Fees	2,745,727	469,568
	26,745,534	19,652,282
Total Loans Receivable, Net	$527,870,157	$452,858,735

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2020 and December 31, 2019.

September 30, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$70,974,201	$6,473,741	$1,242,997	$4,372,068	$83,063,007
Consumer	43,729,381	10,388,104	950,275	1,575,932	56,643,692
Commercial Business	14,353,081	4,329,614	303,905	238,134	19,224,734
Commercial Real Estate	233,982,602	60,331,923	14,727,563	3,883,205	312,925,293
PPP	75,263,782	—	—	—	75,263,782
Total	$438,303,047	$81,523,382	$17,224,740	$10,069,339	$547,120,508

December 31, 2019	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,674,539	$4,612,182	$1,155,802	$3,961,781	$86,404,304
Consumer	44,294,400	9,617,301	624,248	1,795,064	56,331,013
Commercial Business	16,140,592	5,486,393	301,462	305,742	22,234,189
Commercial Real Estate	230,810,756	56,025,352	14,285,015	2,429,782	303,550,905
Total	$367,920,287	$75,741,228	$16,366,527	$8,492,369	$468,520,411

The tables below present an age analysis of past due balances by loan category at September 30, 2020 and December 31, 2019:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$689,387	$798,363	$1,487,750	$81,575,257	$83,063,007
Consumer	238,056	36,562	79,228	353,846	56,289,846	56,643,692
Commercial Business	3,937,747	—	8,686	3,946,433	15,278,301	19,224,734
Commercial Real Estate	7,216,908	1,535,166	882,596	9,634,670	303,290,623	312,925,293
PPP	—	—	—	—	75,263,782	75,263,782
Total	$11,392,711	$2,261,115	$1,768,873	$15,422,699	$531,697,809	$547,120,508

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$355,290	$144,209	$499,499	$85,904,805	$86,404,304
Consumer	422,443	217,542	81,736	721,721	55,609,292	56,331,013
Commercial Business	147,959	76,515	20,316	244,790	21,989,399	22,234,189
Commercial Real Estate	3,849,424	—	1,352,716	5,202,140	298,348,765	303,550,905
Total	$4,419,826	$649,347	$1,598,977	$6,668,150	$461,852,261	$468,520,411

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

At September 30, 2020 and December 31, 2019, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2020 compared to December 31, 2019:

	September 30, 2020		December 31, 2019		Increase (Decrease)
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$2,302,066	0.4%	$1,520,485	0.3%	$781,581	51.4%
Consumer	437,025	0.1	319,280	0.1	117,745	36.9
Commercial Business	102,885	—	122,605	—	(19,720)	(16.1)
Commercial Real Estate	988,660	0.2	1,474,036	0.3	(485,376)	(32.9)
Total Non-accrual Loans	$3,830,636	0.7%	$3,436,406	0.7%	$394,230	11.5%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271
Provision for Loan Losses	55,487	(223)	442,730	1,702,006	2,200,000
Charge-Offs	—	(45,851)	—	(19,453)	(65,304)
Recoveries	600	13,430	—	20,665	34,695
Ending Balance	$1,588,891	$1,285,090	$1,082,461	$8,889,220	$12,845,662

	Nine Months Ended September 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	196,497	168,447	572,745	2,662,311	3,600,000
Charge-Offs	—	(148,844)	(35,048)	(19,453)	(203,345)
Recoveries	1,800	54,638	—	166,995	223,433
Ending Balance	$1,588,891	$1,285,090	$1,082,461	$8,889,220	$12,845,662

	Three Months Ended September 30, 2019
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,125,812	$1,092,327	$896,843	$5,638,557	$8,753,539
Provision for Loan Losses	15,059	8,207	(136,254)	187,988	75,000
Charge-Offs	—	(102,273)	—	—	(102,273)
Recoveries	600	25,289	549	5,934	32,372
Ending Balance	$1,141,471	$1,023,550	$761,138	$5,832,479	$8,758,638

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

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,588,891	$1,588,891
Consumer	—	1,285,090	1,285,090
Commercial Business	—	1,082,461	1,082,461
Commercial Real Estate	—	8,889,220	8,889,220
Total	$—	$12,845,662	$12,845,662

	Allowance For Loan Losses
December 31, 2019	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,390,594	$1,390,594
Consumer	—	1,210,849	1,210,849
Commercial Business	—	544,764	544,764
Commercial Real Estate	—	6,079,367	6,079,367
Total	$—	$9,225,574	$9,225,574

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,772,454	$81,290,553	$83,063,007
Consumer	171,845	56,471,847	56,643,692
Commercial Business	53,046	19,171,688	19,224,734
Commercial Real Estate	1,220,120	311,705,173	312,925,293
PPP	—	75,263,782	75,263,782
Total	$3,217,465	$543,903,043	$547,120,508

Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA, PPP loans are excluded from our allowance for loan losses calculation.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $3.3 million for the three months ended September 30, 2020 compared to $4.7 million for the three months ended September 30, 2019.

The following tables present information related to impaired loans by loan category at September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019. There was no allowance recorded related to any impaired loans at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$1,772,454	$1,772,454	$—	$1,086,433	$1,086,433	$—
Consumer	171,845	180,145	—	184,402	192,702	—
Commercial Business	53,046	948,046	—	64,406	959,406	—
Commercial Real Estate	1,220,120	1,385,540	—	1,894,642	2,066,862	—
Total	$3,217,465	$4,286,185	$—	$3,229,883	$4,305,403	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended September 30,
	2020		2019
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,792,912	$—	$1,133,768	$—
Consumer	174,276	—	204,782	—
Commercial Business	54,846	—	70,406	—
Commercial Real Estate	1,294,957	7,788	2,320,973	14,377
With an Allowance Recorded:
Commercial Real Estate	—	—	996,990	—
Total
Residential Real Estate	1,792,912	—	1,133,768	—
Consumer	174,276	—	204,782	—
Commercial Business	54,846	—	70,406	—
Commercial Real Estate	1,294,957	7,788	3,317,963	14,377
Total	$3,316,991	$7,788	$4,726,919	$14,377

	Nine Months Ended September 30,
	2020		2019
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,817,715	$13,030	$1,336,122	$—
Consumer	178,296	—	1,052,347	—
Commercial Business	60,262	—	73,526	—
Commercial Real Estate	1,656,438	41,580	2,830,359	42,709
With an Allowance Recorded:
Commercial Real Estate	—	—	1,125,904	—
Total
Residential Real Estate	1,817,715	13,030	1,336,122	—
Consumer	178,296	—	1,052,347	—
Commercial Business	60,262	—	73,526	—
Commercial Real Estate	1,656,438	41,580	3,956,263	42,709
Total	$3,712,711	$54,610	$6,418,258	$42,709

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
TDRs included in impaired loans at September 30, 2020 and December 31, 2019 had a combined balance of $499,000 and $825,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There were no new TDRs modified during the nine months ended September 30, 2020 or 2019 and there were no TDRs in default at those dates. The Bank considers any loan 30 days or more past due to be in default.
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
The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be 1) related to COVID-19; 2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and 3) executed between March 1, 2020, and the earlier of a) 60 days after the date of termination of the national emergency by the President or b) December 31, 2020. On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies.
Since March 31, 2020 the Bank has approved over 300 loan modifications related to the COVID-19 pandemic with a combined loan balance, net of deferred fees, totaling $115.0 million. These modifications consisted of deferral of regularly scheduled principal and interest payments for three to six months. Most of these deferrals have resumed regular principal and interest payments. As of September 30, 2020, the total outstanding balance of deferred loans related to the COVID-19 pandemic was $4.3 million, including $4.0 million for commercial real estate loans. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.4%, 9.2%, 17.3% and 23.7%, respectively, at September 30, 2020.
Based on its capital levels at September 30, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$106,276	18.3%	$34,800	6.0%	$46,401	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	113,595	19.6%	46,401	8.0%	58,001	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	106,276	18.3%	26,100	4.5%	37,701	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	106,276	9.7%	43,787	4.0%	54,734	5.0%
December 31, 2019
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$101,280	18.2%	$33,418	6.0%	$44,558	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	108,270	19.4%	44,558	8.0%	55,697	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	101,280	18.2%	25,064	4.5%	36,203	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	101,280	10.4%	39,134	4.0%	48,917	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2020 the Bank’s conservation buffer was 11.6%.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2020, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and one state tax credit. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2020, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At both September 30, 2020 and December 31, 2019, the recorded investment in impaired loans was $3.2 million.

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

Assets measured at fair value on a recurring basis were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$60,080,844	$—	$—	$40,231,830	$—
SBA Bonds	—	122,910,571	—	—	111,893,099	—
Tax Exempt Municipal Bonds	—	44,216,002	—	—	47,241,494	—
Taxable Municipal Bonds	—	35,940,559	—	—	14,840,410	—
Mortgage-Backed Securities	—	241,621,313	—	—	200,438,007	—
State Tax Credit	—	33,034	—	—	—	—
Total	$—	$504,802,323	$—	$—	$414,644,840	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$7,495,183	$—	$7,495,183
Collateral Dependent Impaired Loans (1)	—	—	3,213,891	3,213,891
Foreclosed Assets	—	—	164,700	164,700
Total	$—	$7,495,183	$3,378,591	$10,873,774

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,990,606	$—	$3,990,606
Collateral Dependent Impaired Loans (1)	—	—	3,222,746	3,222,746
Foreclosed Assets	—	—	677,740	677,740
Total	$—	$3,990,606	$3,900,486	$7,891,092
(1) REPORTED NET OF SPECIFIC RESERVES. THERE WERE NO SPECIFIC RESERVES AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019.

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2020 or December 31, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	September 30, 2020	December 31, 2019
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Collateral Dependent Impaired Loans	Appraised Value	Discount Rates/ Discounts to Appraised Values	13% - 96%	8% - 92%
Foreclosed Assets	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	11%	18% - 42%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019 presented in accordance with the applicable accounting guidance.

September 30, 2020	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$15,607	$15,607	$15,607	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	520,650	521,649	—	521,649	—
Loans Receivable, Net	527,870	531,056	—	—	531,056
FHLB Stock	2,354	2,354	2,354	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$700,893	$700,893	$700,893	$—	$—
Certificate Accounts	203,899	205,077	—	205,077	—
Advances from FHLB	35,000	35,413	—	35,413	—
Borrowings from FRB	16,025	16,214	—	16,214	—
Other Borrowed Money	19,768	19,768	19,768	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2019	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$12,536	$12,536	$12,536	$—	$—
Certificates of Deposits with Other Banks	950	950	—	950	—
Investment and Mortgage-Backed Securities	433,892	434,451	—	434,451	—
Loans Receivable, Net	452,859	450,796	—	—	450,796
FHLB Stock	2,537	2,537	2,537	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$541,954	$541,954	$541,954	$—	$—
Certificate Accounts	229,453	229,363	—	229,363	—
Advances from FHLB	38,138	38,233	—	38,233	—
Other Borrowed Money	11,580	11,580	11,580	—	—
Senior Convertible Debentures	6,044	6,044	—	6,044	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At September 30, 2020, the Bank had $125.9 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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
In April 2019, the FASB issued guidance to provide entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of the June 2016 guidance related to accounting for credit losses and modifying the impairment model for certain debt securities. The fair value option applies to available-for-sale debt securities. This guidance should be applied at adoption on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for reporting periods beginning after December 15, 2020. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued guidance that applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued
In October 2020, the FASB issued guidance which clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Non-Interest Income, Continued
The following table presents the Company's non-interest income for the three and nine months ended September 30, 2020 and 2019. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-interest income:
Service fees on deposit accounts	$222,085	$279,360	$695,561	$785,987
Check card fee income	433,528	365,659	1,234,558	1,063,314
Trust income	243,990	270,000	782,210	787,200
Insurance commissions (1)	202,007	201,253	513,783	528,246
Gain on sale of MBS and investment securities, net (1)	139,346	96,057	1,332,666	1,056,959
Gain on sale of loans, net (1)	1,184,818	580,220	2,494,084	1,126,551
BOLI income (1)	138,250	273,609	408,250	543,609
Grant income (1)	171,310	55,364	316,814	332,393
Other non-interest income (1)	252,917	286,935	812,202	872,591
Total non-interest income	$2,988,251	$2,408,457	$8,590,128	$7,096,850
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on five of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the nine months ended September 30, 2020, the Company made cash payments in the amount of $333,000 for operating leases. The lease expense recognized during this period amounted to $344,000 and the lease liability was reduced by $266,000. The weighted average lease term is seven years and the weighted average discount rate used is 3.2%.

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
Paycheck Protection Program ("PPP") Participation
The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the U.S. Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as certain criteria are met. In addition to the 1% interest earned on these loans, the SBA paid us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2.0 million; and (iii) 1% for loans of at least $2.0 million. These fees are amortized over the life of the loan, or earlier if the loan is forgiven and repaid by the SBA. We may not collect any fees from the loan applicants. Through the conclusion of the PPP on August 8, 2020, the Company had accepted more than 1,400 applications for PPP loans, including applications from new and existing customers who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. As of September 30, 2020, the Bank had $75.3 million in PPP loans. The Bank will begin processing loan forgiveness applications as allowed under the SBA's PPP during the quarter ended December 31, 2020.
In addition, through a partnership with the City of Aiken, Aiken Corporation and the Aiken Chamber of Commerce, the Company implemented a small business loan program, which provided funding totaling $464,000 to 47 local businesses as of June 30, 2020. The loans are unsecured and the maximum loan amount is $10,000. Loans up to $5,000 carry a one-year amortization, 2.0% fixed interest rate and six-month deferral on all payments.  Loans of $5,001 - $10,000 carry a two-year

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
amortization, 2.0% fixed interest rate and also a six-month deferral of payments. This loan program concluded during the second quarter of 2020. The Bank is also assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.
Allowance for Loan Losses and Loan Modifications
The Company recorded loan loss provisions of $3.6 million during the first nine months of 2020, compared to $175,000 during the first nine months of 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the ongoing negative impact of COVID-19 on the economy. According to the CARES Act and related bank agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act and related bank agency guidance prior to any relief. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related bank agency guidance if they are not more than 30 days past due on their contractual payments prior to any relief.

Since March 31, 2020, the Bank has approved modifications related to the COVID-19 pandemic on over 340 customer loans with a combined balance, net of deferred fees, of $114.9 million. The primary method of relief is to allow the borrower a three to six month payment deferral. The majority of these modifications ($108.1 million) have been for commercial real estate loans. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Most of these deferrals have resumed regular principal and interest payments and as of September 30, 2020, the total outstanding balance of deferred loans related to the COVID-19 pandemic was $4.3 million, including $4.0 million for commercial real estate loans. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
Branch Operations and Additional Client Support
The impact of COVID-19 is rapidly evolving and its future social and economic effects are uncertain at this time. The actual impact will depend on many factors beyond our Company’s control; however, the Company is taking every step to protect the health and safety of its employees and customers. Many of our non-branch personnel are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. The Families First Coronavirus Response Act, which requires certain employers to provide employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19, also provides additional flexibility to our employees to help navigate their individual challenges.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at September 30, 2020 and December 31, 2019

Assets

Total assets increased $166.0 million or 17.2% to $1.1 billion at September 30, 2020 from $963.2 million at December 31, 2019. Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	9/30/2020	12/31/2019	$	%
Cash and Cash Equivalents	$15,607	$12,536	$3,071	24.5%
Investments and MBS – AFS	504,802	414,645	90,157	21.7
Investments and MBS – HTM	15,848	19,247	(3,399)	(17.7)
Loans Receivable, Net	527,870	452,859	75,011	16.6
OREO	165	678	(513)	(75.7)
Operating Lease Right-of-Use Assets	2,442	2,719	(277)	(10.2)
Premises and Equipment, Net	26,700	27,220	(520)	(1.9)
FHLB Stock	2,354	2,537	(183)	(7.2)
BOLI	25,910	21,502	4,408	20.5
Goodwill	1,200	1,200	—	—
Other Assets	1,563	3,738	(2,175)	(58.2)

Cash and cash equivalents increased $3.1 million or 24.5% to $15.6 million at September 30, 2020 from $12.5 million at December 31, 2019, primarily due to increased cash limits at several of our branches in response to COVID-19. Investment and mortgage-backed securities AFS increased $90.2 million or 21.7% to $504.8 million at September 30, 2020 from $414.6 million at December 31, 2019 as purchases of new investment and mortgage backed securities AFS exceeded maturities, principal paydowns, and investments sold during the nine months ended September 30, 2020. Investment and mortgage-backed securities HTM decreased $3.4 million or 17.7% to $15.8 million at September 30, 2020 from $19.2 million at December 31, 2019 as a result of principal paydowns.

Loans receivable, net, including loans held for sale, increased $75.0 million or 16.6% to $527.9 million at September 30, 2020 from $452.9 million at December 31, 2019, primarily due to $75.3 million in PPP loans originated during the period. Loan balances in the commercial real estate and consumer loan categories grew while loan balances in the residential real estate and commercial business categories declined. Commercial real estate loans increased $9.4 million or 3.1% to $312.9 million at September 30, 2020 from $303.6 million at December 31, 2019 and consumer loans increased $313,000 or 0.6% to $56.6 million at September 30, 2020 from $56.3 million at December 31, 2019. Residential real estate loans decreased $3.3 million or 3.9% to $83.1 million at September 30, 2020 from $86.4 million at December 31, 2019. Commercial business loans decreased $3.0 million or 13.5% to $19.2 million at September 30, 2020 from $22.2 million at December 31, 2019. Loans held for sale increased $3.5 million or 87.9% to $7.5 million at September 30, 2020 from $4.0 million at December 31, 2019.

OREO decreased $513,000 or 75.7% to $165,000 at September 30, 2020 from $678,000 at December 31, 2019 due to the sale of four OREO properties during the nine months ended September 30, 2020, with a combined book value of $533,000. At September 30, 2020, OREO consisted of one commercial land property located in Aiken, South Carolina.

FHLB stock decreased $183,000 or 7.2% to $2.4 million at September 30, 2020 from $2.5 million at December 31, 2019 as a result of a decrease in advances from the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.
Other assets decreased $2.2 million or 58.2% to $1.6 million at September 30, 2020 from $3.7 million at December 31, 2019. The decrease was primarily the result of a $2.6 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio at September 30, 2020. The decrease in net deferred taxes was offset partially by a $395,000 increase in prepaid expenses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $133.4 million or 17.3% to $904.8 million at September 30, 2020 from $771.4 million at December 31, 2019. This growth was primarily due to proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of the ongoing COVID-19 pandemic. The $158.9 million increase in demand accounts was partially offset by a $25.6 million decrease in certificate accounts during the first nine months of 2020. The balance, weighted average rates and increases and decreases in deposit accounts at September 30, 2020 and December 31, 2019 are shown below.

	9/30/2020		12/31/2019		Increase (Decrease)
(Dollars in thousands)	Balance	Weighted Rate	Balance	Weighted Rate	$	%
Demand Accounts:
Checking	$369,736	0.05%	$260,136	0.11%	$109,600	42.1%
Money Market	258,803	0.19	230,694	0.72	28,109	12.2
Savings	72,354	0.14	51,125	0.16	21,229	41.5
Total	$700,893	0.12%	$541,955	0.36%	$158,938	29.3%
Certificate Accounts
0.00 – 0.99%	$121,549		$28,599		$92,950	325.0%
1.00 – 1.99%	67,467		122,165		(54,698)	(44.8)
2.00 – 2.99%	14,883		78,690		(63,807)	(81.1)
Total	$203,899	0.91%	$229,454	1.71%	$(25,555)	(11.1)%
Total Deposits	$904,792	0.30%	$771,409	0.76%	$133,383	17.3%

Included in certificate accounts were $26.0 million and $34.6 million in brokered deposits at September 30, 2020 and December 31, 2019, respectively, with a weighted average interest rate of 0.42% and 1.87%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

(Dollars in thousands)	9/30/2020		12/31/2019		(Decrease) Increase
Year Due:	Balance	Rate	Balance	Rate	$	%
2020	$—	—%	$13,138	1.88%	$(13,138)	(100.0)%
2021	25,000	1.97	25,000	1.97	—	—
Thereafter	10,000	1.45	—	—	10,000	100.0
Total Advances	$35,000	1.83%	$38,138	1.94%	$(3,138)	(8.2)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $109.9 million and $110.5 million, respectively, at September 30, 2020 and $100.5 million and $96.7 million, respectively, at December 31, 2019.
There were no callable FHLB advances at September 30, 2020. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Borrowings From the Federal Reserve Bank
At September 30, 2020, the Bank had $16.0 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.

At September 30, 2020, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $17 million and $19.8 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $19.8 million in other borrowings at September 30, 2020, an increase of $8.2 million or 70.7% from $11.6 million at December 31, 2019. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.20% at September 30, 2020 compared to 0.50% at December 31, 2019.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $24.9 million and $25.1 million, respectively, at September 30, 2020 and $20.4 million and $20.5 million, respectively, at December 31, 2019.

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

Junior Subordinated Debentures
On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.95% at September 30, 2020 compared to 3.59% at December 31, 2019. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity
Shareholders’ equity increased $17.3 million or 18.8% to $109.1 million at September 30, 2020 from $91.8 million at December 31, 2019. The increase was attributable to net income of $4.0 million combined with a $8.4 million increase in accumulated other comprehensive income, net of tax and a $5.9 million increase in additional paid in capital during the nine months ended September 30, 2020. The increase in net accumulated other comprehensive income was related to the unrecognized gain in value of investment and mortgage-backed securities during the nine months ended September 30, 2020. The increase in additional paid in capital was a result of the conversion of a large portion of the Company's Senior Convertible Debentures into 295,600 shares of common stock at a conversion price of $20 per share. These increases in equity were partially offset by $976,000 in dividends paid to common shareholders during the nine months ended September 30, 2020. Book value per common share was $33.52 at September 30, 2020 compared to $31.01 at December 31, 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Month Periods Ended September 30, 2020 and 2019

Net Income

Net income decreased $1.3 million or 59.2% to $905,000 or $0.28 per basic common share for the quarter ended September 30, 2020 compared to $2.2 million or $0.75 per basic common share for the quarter ended September 30, 2019. The decrease in earnings was primarily the result of a significant increase in the provision for loan losses in response to the current economic impact of the ongoing COVID-19 pandemic, including increased risk of charge-offs from loan defaults.
Net Interest Income
Net interest income increased $558,000 or 7.6% to $7.9 million during the quarter ended September 30, 2020, compared to $7.3 million for the same period in 2019. During the quarter ended September 30, 2020, average interest-earning assets increased $120.0 million or 13.2% to $1.0 billion from $912.3 million for the same period in 2019, while average interest-bearing liabilities increased $55.0 million or 7.0% to $835.8 million for the quarter ended September 30, 2020 from $780.8 million for the comparable period in 2019. The Company's net interest margin was 3.09% for the quarter ended September 30, 2020 compared to 3.25% for the same quarter in 2019. The Company's net interest spread on a tax equivalent basis decreased 11 basis points to 2.96% for the quarter ended September 30, 2020 from 3.07% for the comparable period in 2019.

In response to COVID-19, the Federal Reserve reduced the targeted Federal Funds Rate by 150 basis points during March 2020 to a range of 0.00% to 0.25%, where it remains at September 30, 2020. The effect of changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are based on local competition and not tied to a specific market-based index. Interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the effects of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2020 and 2019:

	Quarter Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2020		2019
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$544,499	4.98%	$451,652	5.64%	$92,847	$404
Mortgage-Backed Securities	239,772	2.46	243,003	2.98	(3,231)	(332)
Investment Securities(2)	245,715	1.87	216,458	2.80	29,257	(370)
Overnight Time and Certificates of Deposit	2,327	0.63	1,157	1.41	1,170	—
Total Interest-Earning Assets	$1,032,313	3.64%	$912,270	4.25%	$120,043	$(298)
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended September 30, 2020 and 2019. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $61,425 and $56,561 for the quarters ended September 30, 2020 and 2019, respectively.
Despite a $120.0 million increase in average interest-earning assets, total tax equivalent interest income decreased $298,000 to $9.4 million for the quarter ended September 30, 2020 compared to 2019 due to a 61 basis point decline in the average yield on interest-earning assets. Total interest income on loans increased $404,000 or 6.3% to $6.8 million for the quarter ended September 30, 2020 from $6.4 million during the third quarter of 2019. The increase was the result of a $92.8 million or 20.6% increase in the average loan portfolio balance, largely due to the origination of PPP loans, which was partially offset by a decrease of 66 basis points in the average yield. Interest income from MBS decreased $332,000 or 18.4% to $1.5 million during the quarter ended September 30, 2020 due to a 52 basis point decrease in the yield and a $3.2 million decrease in the average balance of these assets. Tax equivalent interest income from investment securities decreased $370,000 or 24.4% to $1.1 million during the quarter ended September 30, 2020 due to a decrease of 93 basis points in the average yield on investment securities, partially offset by a $29.3 million or 13.5% increase in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2020 and 2019.

	Quarter Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2020		2019
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$447,997	0.17%	$372,977	0.58%	$75,020	$(356)
Savings Accounts	67,940	0.15	51,035	0.15	16,905	7
Certificate Accounts	218,636	1.05	268,803	1.79	(50,167)	(629)
FHLB Advances and Other Borrowings (2)	66,098	1.36	76,769	1.83	(10,671)	(128)
Junior Subordinated Debentures	5,155	2.05	5,155	4.15	—	(27)
Subordinated Debentures	30,000	5.25	—	—	30,000	394
Senior Convertible Debentures	—	—	6,044	8.00	(6,044)	(121)
Total Interest-Bearing Liabilities	$835,826	0.68%	$780,783	1.17%	$55,043	$(861)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $861,000 or 37.6% to $1.4 million for the quarter ended September 30, 2020 compared to $2.3 million for the same period in 2019 due to a 49 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a $55.0 million or 7.0% increase in the average balance of these liabilities.
The largest decrease in interest expense was related to deposits. Despite a $75.0 million increase in the average balance of now and money market deposit accounts, the average cost fell 41 basis points, resulting in a $356,000 decrease in interest expense during the third quarter of 2020 when compared to the third quarter in 2019. Interest expense on certificate accounts also decreased due to a lower average cost of 1.05% during the third quarter of 2020 combined with a $50.2 million decrease in the average balance. Interest expense on FHLB advances, FRB borrowings and repurchase agreements decreased $128,000 for the third quarter of 2020 due to a $10.7 million or 13.9% decrease in the average balance of these interest-bearing liabilities combined with a 47 basis point decline in the average cost.

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

The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. Currently, management applies a ten year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans.
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
The table below shows the changes in the allowance for loan losses for the quarters ended September 30, 2020 and 2019.

	Quarter Ended September 30,
(Dollars in thousands)	2020	2019
Beginning Balance	$10,676	$8,754
Provision for Loan Losses	2,200	75
Charge-offs	(65)	(102)
Recoveries	35	32
Net Charge-offs	$(30)	$(70)
Ending Balance	$12,846	$8,759

At Period End:	9/30/2020	9/30/2019
Impaired Loans	$3,217	$4,323
Gross Loans Receivable, Held For Investment (1)	$533,221	$458,717
Total Loans Receivable, Net	$527,870	$453,641
Allowance For Loan Losses as a % of Impaired Loans	399.3%	202.6%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.4%	1.9%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net charge-offs of $30,000, or 0.01% of gross loans on an annualized basis, for the quarter ended September 30, 2020 compared to $70,000, or 0.02% of gross loans on an annualized basis, for the comparable period in 2019. The provision for loan losses was $2.2 million for the quarter ended September 30, 2020 compared to $75,000 during the third quarter of 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the adverse impact of COVID-19 on the economy. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, these loans do not have a corresponding allowance for loan loss. Refer to the "Response to COVID-19 - Allowance for Loan Losses and Loan Modifications" section herein for further information.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income
Non-interest income increased $580,000 or 24.1% to $3.0 million for the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019. The table below summarizes the changes in non-interest income.

	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Gain on Sale of MBS & Investment Securities	$139,346	$96,057	$43,289	45.1%
Gain on Sale of Loans	1,184,818	580,220	604,598	104.2
Service Fees on Deposit Accounts	222,085	279,360	(57,275)	(20.5)
Commissions From Insurance Agency	202,007	201,253	754	0.4
BOLI Income	138,250	273,609	(135,359)	(49.5)
Trust Income	243,990	270,000	(26,010)	(9.6)
Check Card Fee Income	433,528	365,659	67,869	18.6
Grant Income	171,310	55,364	115,946	209.4
Other	252,917	286,935	(34,018)	(11.9)
Total Non-Interest Income	$2,988,251	$2,408,457	$579,794	24.1%
The increase in non-interest income was primarily attributable to an increase in gain on sale of loans, which was partially offset by a decrease in net gain on sale of MBS and investment securities. Gain on sale of loans increased $605,000 or 104.2% as the dollar volume of loans sold to investors increased reflecting increased refinance activity of residential loans. Net gain on sale of MBS and investment securities was $139,000 during the quarter ended September 30, 2020, an increase of $43,000 or 45.1% compared to $96,000 for the same period last year due to increased sales of investment securities during the third quarter of 2020 compared to the same period last year.

During the third quarter of 2019, the Bank recognized $139,000 in BOLI death benefits in addition to $135,000 in income related to accrued interest credited to the cash surrender value underlying the BOLI policies. The Company did not receive any BOLI death benefit proceeds during the third quarter of 2020. The entire portion of BOLI income recognized in 2020 was related to changes in the cash surrender value of the BOLI policies.

Non-Interest Expense
For the quarter ended September 30, 2020, non-interest expense increased $697,000 or 10.0% to $7.7 million compared to $7.0 million for the same period in 2019. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Compensation and Employee Benefits	$4,743,327	$4,270,515	$472,812	11.1%
Occupancy	669,258	599,512	69,746	11.6
Advertising	325,584	190,070	135,514	71.3
Depreciation and Maintenance of Equipment	689,118	644,800	44,318	6.9
FDIC Insurance Premiums	51,858	41,540	10,318	24.8
Net (Recovery) Cost of Operation of OREO	(22,049)	189,467	(211,516)	(111.6)
Other	1,229,121	1,053,219	175,902	16.7
Total Non-Interest Expense	$7,686,217	$6,989,123	$697,094	10.0%

Compensation and employee benefits expenses increased $473,000 or 11.1% to $4.7 million for the quarter ended September 30, 2020 compared to $4.3 million for the same period last year due to general annual cost of living increases, an increase in commissions and incentives on mortgage loan production, and an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.
The Company had a net recovery of $22,000 from the operation of OREO properties during the quarter ended September 30, 2020 compared to a net cost of $189,000 during the quarter ended September 30, 2019. This includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Provision For Income Taxes
The provision for income taxes decreased $370,000 or 77.8% to $105,000 for the quarter ended September 30, 2020 from $475,000 for the same period in 2019 primarily due to purchased state tax credits. Pre-tax net income was $1.0 million for the quarter ended September 30, 2020 compared to $2.7 million for the third quarter of 2019. The Company’s combined federal and state effective income tax rate was 10.4% and 17.6% for the quarters ended September 30, 2020 and 2019, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Net Income
Net income decreased $2.2 million or 35.6% to $4.0 million for the nine months ended September 30, 2020 when compared to the same nine month period in 2019. The decrease in earnings was primarily the result of a significant increase in the provision for loan losses in response to the current economic impact of the ongoing COVID-19 pandemic.

Net Interest Income
Net interest income decreased $400,000 or 1.8% to $22.1 million for the nine months ended September 30, 2020 compared to $21.7 million for the same period last year. During the nine months ended September 30, 2020, average interest earning assets increased $114.1 million or 13.0% to $992.7 million from $878.6 million for the nine months ended September 30, 2019. Average interest-bearing liabilities also increased by $77.4 million or 10.3% to $827.9 million for the nine months ended September 30, 2020 from $750.5 million for the same period in 2019. The Company's net interest margin fell 33 basis points to 3.00% for the nine months ended September 30, 2020 compared to 3.33% for the nine months ended September 30, 2019. The net interest spread on a tax equivalent basis fell 32 basis points to 2.85% for the nine months ended September 30, 2020 from 3.17% for the comparable period in 2019.
Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2020		2019
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$511,611	5.04%	$439,704	5.59%	$71,907	$913
Mortgage-Backed Securities	239,693	2.63	222,326	2.99	17,367	(250)
Investment Securities(2)	235,905	2.04	211,909	2.84	23,996	(900)
Overnight Time & Certificates of Deposit	5,504	1.28	4,661	2.69	843	(41)
Total Interest-Earning Assets	$992,713	3.72%	$878,600	4.25%	$114,113	$(278)
    (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the nine months ended September 30, 2020 and 2019. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $190,996 and $200,731 for the nine months ended September 30, 2020 and 2019, respectively.

Total tax equivalent interest income decreased $278,000 to $27.7 million during the nine months ended September 30, 2020 when compared to the first nine months of 2019, due to decreases in interest income from MBS, investment securities and other interest-earning assets, which were partially offset by an increase in interest income from loans. Total interest income on loans increased $913,000 or 5.0% to $19.3 million during the nine months ended September 30, 2020 from $18.4 million for the same period in 2019. The increase was a result of a $71.9 million or 16.4% increase in the average loan portfolio, which was partially offset by a decrease of 55 basis points in the average yield on loans. Interest income from MBS decreased $250,000 or 5.0% to $4.7 million for the nine months ended September 30, 2020 from $5.0 million for the same period in 2019. The decrease was the result of a 36 basis point decline in the average MBS portfolio yield, which was partially offset by a $17.4 million or 7.8% increase in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities decreased $900,000 or 20.0% to $3.6 million for the nine months ended September 30, 2020 from $4.5 million for the same period in 2019 due to a decrease of 80 basis points in the average yield on investment securities, partially offset by a $24.0 million increase in the average balance during the period.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2020		2019
(Dollars in Thousands)	Average Balance	Cost of Funds (1)	Average Balance	Cost of Funds (1)
Now and Money Market Accounts	$428,663	0.28%	$374,396	0.57%	$54,267	$(685)
Statement Savings Accounts	60,131	0.15	50,223	0.14	9,908	14
Certificates Accounts	223,450	1.41	257,247	1.65	(33,797)	(821)
FHLB Advances and Other Borrowed Money	78,980	1.18	56,528	1.59	22,452	25
Note Payable	—	—	902	5.25	(902)	(36)
Junior Subordinated Debentures	5,155	2.62	5,155	4.31	—	(65)
Subordinated Debentures	30,000	5.25	—	—	30,000	1,181
Senior Convertible Debentures	1,500	7.27	6,046	8.00	(4,546)	(281)
Total Interest-Bearing Liabilities	$827,879	0.87%	$750,497	1.08%	$77,382	$(668)
(1) Annualized

Interest expense decreased $668,000 or 11.0% to $5.4 million during the nine months ended September 30, 2020 compared to $6.1 million for the same period in 2019. The decrease in total interest expense was attributable to a decrease of 21 basis points in the cost of interest-bearing liabilities, which was partially offset by a $77.4 million or 10.3% increase in the average balance of these liabilities. Interest expense on deposits decreased $1.5 million or 30.9% to $3.3 million during the nine months ended September 30, 2020 compared to $4.8 million for the same period last year. The decrease was due to a decrease of 32 basis points in the average cost of interest-bearing deposit accounts, which was partially offset by a $30.0 million increase in average interest-bearing deposits to $712.0 million for the nine months ended September 30, 2020 compared to $682.0 million for the nine months ended September 30, 2019.

Interest expense on FHLB advances and other borrowings increased $25,000 or 3.6% to $701,000 during the nine months ended September 30, 2020 from $676,000 during the same period in 2019 due to a $22.5 million or 39.7% increase in the average balance, which was partially offset by a decline of 41 basis points in the average cost of these liabilities during the nine months ended September 30, 2020 when compared to the same period last year.

Interest expense on the subordinated debentures issued in November 2019 was $1.2 million during the nine months ended September 30, 2020 compared to none recognized for the same period last year.

Provision for Loan Losses

There was $3.6 million in provision for loan losses recorded during the nine months ended September 30, 2020 compared to $175,000 for the same period in 2019 reflecting probable loan losses due to the adverse economic impact of the COVID-19 pandemic. The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Beginning Balance	$9,225,574	$9,171,717
Provision for Loan Losses	3,600,000	175,000
Charge-offs	(203,345)	(831,648)
Recoveries	223,433	243,569
Net Recoveries (Charge-offs)	$20,088	$(588,079)
Ending Balance	$12,845,662	$8,758,638

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $1.5 million or 21.0% to $8.6 million for the nine months ended September 30, 2020, compared to $7.1 million for the nine months ended September 30, 2019. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Gain on Sale of MBS & Investment Securities	$1,332,666	$1,056,959	$275,707	26.1%
Gain on Sale of Loans	2,494,084	1,126,551	1,367,533	121.4
Service Fees on Deposit Accounts	695,561	785,987	(90,426)	(11.5)
BOLI Income	408,250	543,609	(135,359)	(24.9)
Commissions From Insurance Agency	513,783	528,246	(14,463)	(2.7)
Trust Income	782,210	787,200	(4,990)	(0.6)
Check Card Fee Income	1,234,558	1,063,314	171,244	16.1
Grant Income	316,814	332,393	(15,579)	(4.7)
Other	812,202	872,591	(60,389)	(6.9)
Total Non-Interest Income	$8,590,128	$7,096,850	$1,493,278	21.0%
Net gain on sale of MBS and investment securities increased $276,000 or 26.1% to $1.3 million for the nine months ended September 30, 2020, compared to a net gain of $1.1 million during the same period last year.

Gain on sale of loans increased $1.4 million or 121.4% to $2.5 million for the nine months ended September 30, 2020 compared to $1.1 million during the same period in 2019 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale reflecting increased refinance activity for residential loans.

Non-Interest Expense
For the nine months ended September 30, 2020, non-interest expense increased $1.3 million or 6.4% to $22.3 million compared to $21.0 million for the same period in 2019. The following table summarizes the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Compensation and Employee Benefits	$13,654,330	$12,587,421	$1,066,909	8.5%
Occupancy	1,864,202	1,728,732	135,470	7.8
Advertising	776,605	539,234	237,371	44.0
Depreciation and Maintenance of Equipment	2,126,683	1,894,997	231,686	12.2
FDIC Insurance Premiums	67,938	184,022	(116,084)	(63.1)
Net Recovery of Operation of OREO	(27,329)	(62,680)	35,351	(56.4)
Other	3,858,305	4,103,020	(244,715)	(6.0)
Total Non-Interest Expense	$22,320,734	$20,974,746	$1,345,988	6.4%
Compensation and employee benefits expenses increased $1.1 million or 8.5% to $13.7 million for the nine months ended September 30, 2020 compared to $12.6 million during the same period last year. The increase was due to general annual cost of living increases combined with an increase in the number of employees. The Company had an average of 243 full time equivalent employees during the nine months ended September 30, 2020 compared to an average of 230 full time equivalent employees during the nine months ended September 30, 2019.

The Company had a net recovery of $27,000 from the operation of OREO properties during the nine months ended September 30, 2020 compared to a net recovery of $63,000 during the nine months ended September 30, 2019. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period. The Company recorded $46,000 in net gain on sales of OREO properties and no write-downs during the first nine months of 2020 compared to net gain on sales of $182,000 and write-downs of $22,000 during the same period in 2019.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and maintenance of equipment increased $232,000 or 12.2% primarily due to additional capital expenses related to our newest branch in Augusta, Georgia, which opened in September 2019. FDIC insurance premiums decreased $116,000 primarily due to the use of remaining FDIC small bank credits by the Bank. Other non-interest expense declined due to our reduced operations, including branch closures, as a result of the COVID-19 pandemic.

Provision For Income Taxes
The provision for income taxes decreased $671,000 or 45.3% to $810,000 for the nine months ended September 30, 2020 from $1.5 million for the same period in 2019 primarily due to lower pre-tax income and purchased state tax credits in 2020. Income before taxes was $4.8 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s combined federal and state effective income tax rate was 16.9% for the nine months ended September 30, 2020 compared to 19.3% for the same period in 2019.

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

During the nine months ended September 30, 2020 loan disbursements exceeded loan repayments resulting in a $75.0 million or 16.6% increase in total net loans receivable. Also during the nine months ended September 30, 2020, deposits increased $133.4 million or 17.3% and FHLB advances decreased $3.1 million or 8.2%. The Bank had $295.5 million in additional borrowing capacity at the FHLB at the end of the period. The Bank also has secured a $17.0 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $19.8 million. At September 30, 2020, the Bank had $959,000 in additional borrowing capacity at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2020.

The Bank has the ability to supplement its liquidity in the fourth quarter of 2020 by its participation in the Federal Reserve’s Paycheck Protection Liquidity Facility (“PPPLF”) pursuant to which the Bank could pledge PPP loans as collateral at face value to obtain FRB non-recourse loans. While the Bank currently does not intend to use the PPPLF, as the Bank held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to the COVID-19 pandemic, the Bank will continue to evaluate its options. At September 30, 2020, the Bank had $141.3 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2020, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.3%, 9.7%, 18.3%, and 19.6%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2020 the Bank’s conservation buffer was 11.6%. For additional details, see “Footnote – Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2020.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$2,719	$5,551	$36,270	$44,540	$79,780	$124,320
Standby Letters of Credit	20	—	1,208	1,228	354	1,582
Total	$2,739	$5,551	$37,478	$45,768	$80,134	$125,902

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
For the nine months ended September 30, 2020, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.85%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
As of September 30, 2020, we hold and service a portfolio of 1,474 PPP loans totaling $75.3 million. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and to complex and evolving rules and guidance issued by the U.S. Small Business Administration (“SBA”) and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
    SECURITY FEDERAL CORPORATION

Date:	November 13, 2020	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 13, 2020	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative