Form 10-K
period 2020-12-31
SECURITY FEDERAL CORP
filed 2021-03-29
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

As of March 29, 2021, there were issued and outstanding 3,252,884 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2020, was $44.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2020.  (Part II)
2.Portions of the Registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders.  (Part III)

Forward-Looking Statements

    This Form 10-K, including information included or incorporated by reference, contents, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:
•the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
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
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of the Company by the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Bank by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions ("State Board"), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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
•difficulties in reducing risk associated with the loans on our balance sheet;
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
i

•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•our ability to pay dividends on our common stock;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CARES Act and the CAA 2021 and recent Covid-19 vaccination efforts; and
•the other risks described elsewhere in this document.

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
As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law.  The Company is a one bank holding company.  Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank.  The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of financial institutions as well as other companies.  There are no current arrangements, understandings or agreements regarding any such acquisition.  Future activities of the Company will be funded through the continuing operations of Security Federal and through borrowings from third parties.  Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company.  At this time, there are no plans regarding sales of additional securities or other activities.
At December 31, 2020, the Company had assets of $1.2 billion, deposits of $918.1 million and shareholders' equity of $111.9 million.
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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Federal Reserve will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement beginning during the second quarter of 2020, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted through the end of the year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services. See Item 1A- Risk Factors- "Risks Related to Macroeconomic Conditions".
During the year ended December 31, 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act, enacted March 27, 2020, to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The deadline for PPP loan applications to the SBA was initially August 8, 2020. Under this program we funded 1,474 applications totaling $75.3 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, we had received SBA forgiveness on 321 PPP loans totaling $28.2 million resulting in a remaining 1,153 PPP loans with an aggregate balance of $47.1 million. The CAA, 2021 enacted in December 2020 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program for eligible small businesses and nonprofits. As a result, the Bank began originating PPP loans again in January 2021.
In addition, the Bank is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include short-term (e.g. less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the amount of portfolio loans remaining under payment/relief agreements included five commercial real estate loans with an aggregate balance of $3.0 million and three consumer loans with an aggregate balance of $17,000. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings through December 31, 2020 pursuant to applicable accounting and regulatory guidance. On December 27, 2020, the CAA, 2021 was signed into law. Among other purposes, this Act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructurings as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.
Selected Consolidated Financial Information.  This information is incorporated by reference to pages 8 and 9 of the Company’s 2020 Annual Report to Shareholders (“Annual Report”).
Rate/Volume Analysis.  This information is incorporated by reference to page 23 of the Annual Report.
Yields Earned and Rates Paid.  This information is incorporated by reference to page 24 of the Annual Report.

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

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential real estate	$61,227	12.1%	$67,287	14.2%	$72,501	16.2%	$71,867	17.7%	$72,366	19.5%
Owner occupied residential construction	23,374	4.6	23,108	4.9	13,246	3.0	12,440	3.1	9,858	2.6
Total residential real estate loans	84,601	16.7	90,395	19.1	85,747	19.2	84,307	20.8	82,224	22.1
Commercial loans:
PPP	47,106	9.3	—	—	—	—	—	—	—	—
Commercial business	19,705	3.9	22,234	4.7	28,087	6.3	26,778	6.6	16,279	4.4
Commercial real estate	293,516	58.0	295,878	62.6	268,688	60.2	228,818	56.4	208,958	56.2
Multi-family	5,783	1.1	7,673	1.6	7,272	1.6	8,996	2.2	13,641	3.7
Total commercial loans	366,110	72.3	325,785	68.9	304,047	68.1	264,592	65.2	238,878	64.3
Consumer loans:
Deposit account	664	0.1	665	0.1	491	0.1	647	0.1	400	0.1
Home equity lines	27,076	5.4	28,531	6.0	27,732	6.2	28,690	7.1	24,615	6.6
Consumer first and second mortgages	3,345	0.7	3,625	0.8	3,954	0.9	4,827	1.2	5,527	1.5
Premium finance	1,361	0.3	2,933	0.6	4,896	1.1	4,904	1.2	4,250	1.1
Other	22,889	4.5	20,577	4.4	19,835	4.4	17,694	4.4	15,876	4.3
Total consumer loans	55,335	11.0	56,331	11.9	56,908	12.7	56,762	14.0	50,668	13.6
Total loans	506,046	100.0%	472,511	100.0%	446,702	100.0%	405,661	100.0%	371,770	100.0%
Less:
Loans in process	12,198		9,957		7,225		6,805		3,526
Deferred fees and discount	1,839		469		252		142		165
Allowance for loan losses	12,843		9,226		9,171		8,221		8,356
Total loans receivable	$479,166		$452,859		$430,054		$390,493		$359,723

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed rate loans
Residential real estate	$19,720	3.9%	$19,277	4.1%	$17,473	3.9%	$17,746	4.3%	$17,336	4.7%
Commercial business and commercial real estate	265,540	52.5	263,146	55.7	264,654	59.2	222,952	55.0	203,032	54.6
PPP	47,106	9.3	—	—	—	—	—	—	—	—
Consumer	25,020	4.9	23,978	5.1	25,447	5.7	24,407	6.0	22,310	6.0
Total fixed rate loans	$357,386	70.6	$306,401	64.8	$307,574	68.9	$265,105	65.3	$242,678	65.3
Adjustable rate loans
Residential real estate	$64,881	12.8	$71,118	15.1	$68,274	15.3	$66,561	16.4	$64,888	17.5
Commercial business and commercial real estate	53,464	10.6	62,639	13.3	39,393	8.8	41,640	10.3	35,846	9.6
Consumer	30,315	6.0	32,353	6.8	31,461	7	32,355	8.0	28,358	7.6
Total adjustable rate loans	148,660	29.4	166,110	35.2	139,128	31.1	140,556	34.7	129,092	34.7
Total loans	$506,046	100.0%	$472,511	100.0%	$446,702	100.0%	$405,661	100.0%	$371,770	100.0%
Less
Loans in process	12,198		9,957		7,225		6,805		3,526
Deferred fees and discounts	1,839		469		252		142		165
Allowance for loan losses	12,843		9,226		9,171		8,221		8,356
Total loans receivable	$479,166		$452,859		$430,054		$390,493		$359,723

As of December 31, 2020, the total amount of loans due after December 31, 2021, which have predetermined or fixed interest rates was $237.5 million, and the total amount of loans due after that date which have floating or adjustable interest rates was $120.3 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2020.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction	Consumer	Commercial Construction and A&D	Commercial Business and Other Commercial Real Estate	PPP	Total Loans
	(In Thousands)
Six months or less (1)	$5,673	$18,324	$6,680	$7,851	$18,065	$—	$56,593
Over six months to one year	22	4,899	845	20,161	18,703	—	44,630
Over one year to three years	961	151	7,710	13,862	76,470	44,101	99,154
Over three to five years	1,422	—	9,218	6,572	85,820	2,938	103,032
Over five to ten years	1,320	—	8,941	6,988	52,865	67	70,114
Over ten years	51,829	—	21,941	101	11,546	—	85,417
Total	$61,227	$23,374	$55,335	$55,535	$263,469	$47,106	$458,940
__________
(1)Includes demand loans, loans having no stated maturity, overdraft loans and personal line of credit loans.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$30,295	$25,955	$24,625	$21,676	$19,851
Fixed rate - residential real estate (1)	116,182	62,526	42,940	42,069	35,435
Consumer	30,081	23,419	22,268	21,466	18,441
Commercial business and commercial real estate	328,611	257,132	204,940	168,474	190,914
Total loans originated/ renewed	505,169	369,032	294,773	253,685	264,641
Loans Purchased	—	57	253	5,500	5,005
Less:
Loans Sold:
Fixed rate - residential real estate	109,406	59,737	45,345	41,977	33,654
Fixed rate - commercial real estate	—	625	—	100	—
Transfers to OREO	369	833	436	581	1,026
Principal repayments	361,859	282,721	208,205	182,636	205,009
Increase (decrease) in other items, net	7,226	3,004	1,480	3,121	807
Net increase (decrease)	$26,309	$22,169	$39,560	$30,770	$29,150
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

Total fee income (including amounts amortized to income as yield adjustments) received by the Bank from loan originations was $1.0 million for the year ended December 31, 2020.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$64	$52	$21	$(13)	$23
Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.2%	0.2%	0.1%	(0.06)%	0.1%
Net deferred mortgage loan origination fees (costs) in loan portfolio at end of period	$34	$46	$359	$13	$(27)
__________
(1)Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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
Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2020, Security Federal sold $109.4 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2020, the Bank had $5.7 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2020, the Bank's legal lending limit under this restriction was $18.4 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.6 million, comprised of one loan for a commercial property and an unused line of credit. These loans were performing in accordance with their repayment terms at December 31, 2020.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $12.3 million at December 31, 2020, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2020, the Board approved one loan relationship to be over the state limit. That relationship is the $12.6 million largest lending relationship for the Bank at December 31, 2020.

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
    Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements. The Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the President of the Company, the Chief Financial Officer, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer and Senior Vice President/Mortgage Lending individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.  Loans in excess of $500,000 and up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the President of the Company, the Chief Financial Officer, the Executive Vice President/Financial Services, the Chief Lending Officer, or the Secretary of the Executive Committee.  Any loan in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits discussed above are the aggregate of all loans to any one borrower or entity, not including loans that are secured by the borrower's primary residence, and are conventionally underwritten.
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2020, the Bank had $2.1 million in outstanding commitments on mortgage loans not yet closed compared to $282,000 at December 31, 2019. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $141.9 million at December 31, 2020.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.
Residential Real Estate Lending.  At December 31, 2020 the Bank had $84.6 million or 16.7% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
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
During the year ended December 31, 2020, the Bank originated $146.5 million in residential real estate loans, 20.7% of which had adjustable interest rates. At December 31, 2020, residential ARMs totaled $64.9 million or 12.8% of the Bank's loan portfolio. At December 31, 2020, the Bank also held approximately $19.7 million or 3.9% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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
Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2020, residential construction loans on one- to four-family dwellings to owner-occupants totaled $23.4 million, or 4.6%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.25% to 8.00% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2020, the Bank had $19.7 million, or 3.9% of its total loan portfolio, in commercial business loans.  A total of $784,000, or 4.0% of these loans were unsecured at December 31, 2020.
The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family speculative dwellings or pre-sold homes, land lots, income property developments, and undeveloped land.  At December 31, 2020, the Bank had $299.3 million, or 59.1% of its total loan portfolio, in commercial real estate loans and multi-family loans. Also included in commercial real estate loans at December 31, 2020 was $19.8 million in A&D loans with terms of typically two to three years.
Multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2020, the Bank had $5.8 million, or 1.1% of its total loan portfolio, in multi-family loans.
The following table summarizes the Bank's commercial real estate, multi-family, commercial business and PPP loans by geographic market area at December 31, 2020.

	Aiken County, SC	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$91,660	$95,702	$70,150	$36,004	$293,516
Multi-family	2,270	2,090	1,423	—	5,783
Commercial business	8,035	8,798	1,097	1,775	19,705
PPP	20,113	13,883	7,127	5,983	47,106
Total	$122,078	$120,473	$79,797	$43,762	$366,110

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
Beginning in the second quarter of 2020, the Bank began to offer PPP loans which are fully guaranteed by the SBA, to existing and new customers as a result of the COVID-19 pandemic. These PPP loans are subject to the provisions of the CARES Act as well as complex and evolving rules and guidance issued by the SBA and the U.S. Department of the Treasury. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. Under this program, as of December 31, 2020, there were 1,153 PPP loans outstanding totaling $47.1 million. The CAA, 2021 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The Bank expects that the great majority of its PPP borrowers will seek full or partial forgiveness of their loan obligations. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending- Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.”
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
In 2012, the Bank instituted interest rate floors, which currently range from 3.25% to 4.25%, on new home equity line originations and a maximum loan-to-value ratio of 80%.  At December 31, 2020, the Bank had $27.1 million of home equity lines of credit outstanding and $36.2 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-

family residential mortgage loans.  At December 31, 2020, the Bank had $55.3 million, or 11.0% of its loan portfolio, in consumer loans.
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
The Bank also has a credit card program.  As of December 31, 2020, the Bank had issued 3,074 Mastercard credit cards with total approved credit lines of $9.8 million, of which $2.7 million was outstanding on that date.

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
Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2020.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business		Total
	#	$	#	$	#	$	#	$	#	$
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	—	$—	10	$735	36	$293	3	$50	49	$1,078
60 - 89 days	2	153	1	347	2	30	—	—	5	530
90 days and over	3	160	3	550	9	92	2	7	17	809
Total delinquent loans	5	$313	14	$1,632	47	$415	5	$57	71	$2,417

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
    At December 31, 2020, $8.8 million of the total loan balance was classified "substandard" compared to $8.5 million at December 31, 2019. At December 31, 2020, $18.3 million of the total loan balance was designated as "special mention" compared to $16.4 million at December 31, 2019. At December 31, 2020, $80.7 million of the total loan balance was designated as “caution” compared to $75.7 million at December 31, 2019. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2020 and 2019. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2020, there were $315,000 in TDRs compared to $825,000 at December 31, 2019.  The Bank's classification of assets is consistent with FDIC regulatory classifications.
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
The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio. Loans that were modified in accordance with the CARES Act and related regulatory guidance are not considered delinquent.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$153	$355	$332	$—	$—
Consumer	30	218	248	85	120
Commercial Business	—	77	106	102	69
Commercial Real Estate	347	—	424	365	256
Total	$530	$650	$1,110	$552	$445
Total as a percentage of total assets	0.05%	0.07%	0.12%	0.06%	0.05%

Loans Delinquent 90 or more Days or Non-Accruing Loans:
Residential Real Estate	$1,682	$1,520	$2,085	$1,949	$2,488
Consumer	403	319	1,275	319	242
Commercial Business	100	123	124	109	145
Commercial Real Estate	940	1,474	3,564	3,341	2,640
Total	$3,125	$3,436	$7,048	$5,718	$5,515
Total as a percentage of total assets	0.27%	0.36%	0.77%	0.66%	0.68%
TDRs (1)	$315	$825	$1,369	$4,114	$4,595
OREO	$499	$678	$722	$1,116	$2,721
Allowance for loan losses	$12,843	$9,226	$9,171	$8,221	$8,356
_______________________
(1) Includes three loans with a combined balance of $315,000 at December 31, 2020 that are also included in the Non-Accruing Loans section of this table.

    Non-performing loans decreased $311,000 or 9.0% to $3.1 million at December 31, 2020 from $3.4 million at December 31, 2019. The largest decrease in non-performing loans was in the non-performing commercial real estate loans category, which decreased $534,000 or 36.2% to $940,000 at December 31, 2020 from $1.5 million at December 31, 2019. The balance in non-performing commercial real estate loans at December 31, 2020 consisted of eight loans to seven borrowers with an average loan balance of $118,000 compared to 14 loans to nine borrowers with an average loan balance of $105,000 at December 31, 2019.
    Non-performing loans within the residential real estate loan category increased $162,000 or 10.6% to $1.7 million at December 31, 2020 from $1.5 million at December 31, 2019. Non-performing residential real estate loans at December 31, 2020 consisted of 14 loans to 14 borrowers with an average loan balance of $120,000, the largest of which was $301,000, compared to 12 loans to 12 borrowers with an average loan balance of $127,000 at December 31, 2019.
    Non-performing consumer loans increased $84,000 or 26.2% to $403,000 at December 31, 2020 compared to $319,000 at December 31, 2019. Non-performing consumer loans at December 31, 2020 consisted of 16 loans to 16 borrowers with an average loan balance of $25,000, the largest of which was $74,000, compared to 10 loans to 10 borrowers with an average loan balance of $32,000, the largest of which was $68,000, at December 31, 2019.

    At December 31, 2020, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2020, the interest income not recognized that would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $379,000 compared to $468,000 for the year ended December 31, 2019.  For the year ended December 31, 2020 actual interest recorded on these loans was $83,000 compared to $54,000 for the year ended December 31, 2019.

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
    The Bank modified one loan that was considered to be a TDR during the year ended December 31, 2020. The Bank had three loans totaling $315,000 at December 31, 2020, two of which were TDRs modified in prior years, compared to five TDRs totaling $825,000 at December 31, 2019. The three TDRs consisted of two commercial real estate loans to two separate borrowers, the largest of which had a balance of $288,000, and one unsecured consumer loan with a balance of $2,000 at December 31, 2020. The commercial real estate loans were secured primarily by first mortgages on two single family residences. At December 31, 2020, there were no TDRs in default. The Bank considers any loan 30 days or more past due to be in default. At December 31, 2020 and 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR.
The CARES Act signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be 1) related to COVID-19; 2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and 3) executed between March 1, 2020, and the earlier of a) 60 days after the date of termination of the national emergency by the President or b) December 31, 2020.
On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies. As of December 31, 2020, there were eight loans still on deferral with a combined balance of $3.0 million. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.
On December 27, 2020, the CAA, 2021 was signed into law. Among other purposes, this act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructurings as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible borrower credit issues that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2020 and 2019, the Bank had identified $24.0 million and $21.4 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $499,000 at December 31, 2020 and consisted of the following real estate properties: one residential lot, one single family residence and 5 acres of commercial land located in South Carolina.

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
When determining the appropriate allowance for loan losses during 2020, management took into consideration the impact of the COVID-19 pandemic on such additional qualitative factors as the national and state unemployment rates and related trends, national and state unemployment benefit claim levels and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, a review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program.
Management increased historical loss factors and qualitative factors for all loan categories at December 31, 2020 due to deterioration of economic conditions as a result of the COVD-19 pandemic. The increase in the factors resulted in a significant increase in the allowance for loan losses during the current year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's allowance for loan losses will need to increase in future periods. Uncertainties relating to our allowance for loan losses are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Item 1A- Risk Factors- “Risks Related to Macroeconomic Conditions".
At December 31, 2020, the allowance for loan losses or reserve was $12.8 million, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic and the increase in the loan portfolio due to organic growth. The $47.1 million balance of PPP loans was omitted from the calculation of the allowance for loan losses at December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $421.4 million, or 83.3% of the total loan portfolio, at December 31, 2020.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2020, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.11%. The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.
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
The Company recorded loan loss provisions of $3.6 million during the year ended December 31, 2020 compared to $375,000 during 2019 due primarily to the increased risk of charge-offs from loan defaults reflecting the ongoing negative impact of COVID-19 on the economy. In addition, the Company is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. According to the CARES Act and related bank agency guidance, banks are not required to designate as troubled debt restructurings (“TDRs”) the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act and related bank agency guidance prior to any relief. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related bank agency guidance if they are not more than 30 days past due on their contractual payments prior to any relief.

From March 31, 2020 through December 31, 2020, the Bank approved modifications related to the COVID-19 pandemic on over 340 customer loans with a combined balance, net of deferred fees, of $100.3 million. The primary method of relief was to allow the borrower a three to six month payment deferral. The majority of these modifications ($96.5 million) were for commercial real estate loans. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Most of these deferrals have since resumed regular principal and interest payments. As of December 31, 2020, there were eight loans still on deferral with a combined balance of $3.0 million. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$9,226	$9,172	$8,221	$8,356	$8,275
Provision for loan losses	3,600	375	925	300	500
Charge-offs:
Residential real estate	—	35	46	212	197
Commercial business and commercial real estate	54	518	385	435	524
Consumer	227	432	225	184	242
Total charge-offs	281	985	656	831	963
Recoveries:
Residential real estate	2	6	2	2	11
Commercial business and commercial real estate	233	543	570	319	446
Consumer	63	115	110	75	87
Total recoveries	298	664	682	396	544
Balance at end of period	$12,843	$9,226	$9,172	$8,221	$8,356
Net charge-offs (recoveries) to average loans outstanding during the period	—%	0.07%	(0.01)%	0.11%	0.12%

The following table summarizes the distribution of the Bank's allowance for loan losses at the dates indicated.  The entire allowance is available to absorb losses from all loan categories.

	December 31,
	2020		2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in Thousands)
Residential Real Estate	$1,529	11.9%	$1,391	15.1%	$1,191	13.0%	$1,233	15.0%	$1,360	16.3%
Consumer	1,299	10.1	1,211	13.1	1,204	13.1	1,145	13.9	997	11.9
Commercial Business	1,165	9.1	545	5.9	924	10.1	1,011	12.3	883	10.6
Commercial Real Estate	8,850	68.9	6,079	65.9	5,853	63.8	4,832	58.8	5,116	61.2
Total	$12,843	100.0%	$9,226	100.0%	$9,172	100.0%	$8,221	100.0%	$8,356	100.0%

Subsidiaries
At December 31, 2020, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $19.2 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.
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

	December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Interest bearing deposit at FHLB	$930	$500	$311	$238	$179
Certificates of deposits at financial institutions	350	950	1,200	1,950	2,445
Total other investments	$1,280	$1,450	$1,511	$2,188	$2,624
Investment Securities:
Available for Sale:
FHLB securities	$—	$—	$—	$—	$998
Student Loan Pools	61,081	40,232	12,886	8,522	—
Small Business Administration ("SBA") bonds	153,305	111,893	125,447	124,248	101,906
Tax exempt municipal bonds	48,816	47,241	61,330	62,356	71,535
Taxable municipal bonds	48,348	14,840	1,978	1,997	1,991
Total securities available for sale	$311,550	$214,206	$201,641	$197,123	$176,430
Held to Maturity:
FHLB securities	$—	$—	$—	$1,997	$—
Freddie Mac bonds	—	—	977	986	—
Total securities held to maturity	$—	$—	$977	$2,983	$—
Total securities (1)	$311,550	$214,206	$202,618	$200,106	$176,430
FHLB stock	2,354	2,537	2,204	2,932	2,777
Total securities and FHLB stock (1)	$313,904	$216,743	$204,822	$203,038	$179,207
(1)      Does not include mortgage-backed securities. Also excludes trust preferred equity securities previously included in securities available for sale, which are included within "Other Assets"

At December 31, 2020, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government.

The following table sets forth the maturities or repricing of investment securities and FHLB stock, not including mortgage-backed securities, at December 31, 2020, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 21% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  SBA bonds are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2020
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Student Loan pools	$61,244	1.00%	$—	—%	$—	—%	$—	—%	$61,244	1.00%
SBA bonds	134,687	1.47	617	3.34	8,819	1.03	9,442	2.04	153,565	1.49
Tax exempt municipal bonds	—	—	3,070	3.88	31,970	2.90	7,753	3.93	42,793	3.16
Taxable municipal bonds	—	—	996	3.20	42,654	2.40	3,030	2.33	46,680	2.41
FHLB stock (1)	2,354	3.75	—	—	—	—	—	—	2,354	3.75
Total (2)	$198,285	1.35%	$4,683	3.66%	$83,443	2.44%	$20,225	2.81%	$306,636	1.78%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $286.1 million and a yield of 2.10%.

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

	December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Available for sale, at fair value:
Freddie Mac	$110,772	$93,346	$48,771	$34,931	$32,084
Fannie Mae	35,937	27,051	25,934	23,756	24,219
Ginnie Mae	93,363	63,939	80,232	102,106	109,222
Private Label	37,701	16,102	29,523	26,903	19,736
Total	$277,773	$200,438	$184,460	$187,696	$185,261
Held to maturity, at cost:
Freddie Mac	$4,358	$5,155	$6,256	$6,857	$7,836
Fannie Mae	5,824	2,827	3,109	1,280	1,436
Ginnie Mae	8,072	11,265	13,274	15,946	16,312
Total	$18,254	$19,247	$22,639	$24,083	$25,584

At December 31, 2020, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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
The following table sets forth the final maturities or initial repricing, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2020.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								December 31, 2020
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$2,255	2.94%	$1,267	4.48%	$1,033	2.40%	$36,184	1.83%	$40,739	1.98%
Freddie Mac	3,932	1.19	639	3.27	24,590	2.38	79,439	2.76	108,600	2.62
Ginnie Mae	70,396	0.69	1,548	2.79	6	7.59	27,810	2.95	99,760	1.35
Private Label	25,800	2.84	477	2.91	—	—	10,733	2.38	37,010	2.71
Total	$102,383	1.30%	$3,931	3.43%	$25,629	2.38%	$154,166	2.55%	$286,109	2.10%

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

The following table sets forth the deposit balances at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2020:
Savings accounts 0% - 0.50%	$74,433	8.1%	$51,125	6.7%	$48,392	6.3%	$42,927	6.1%	$36,523	5.6%
Checking accounts 0% - 1.49%	372,070	40.5	260,136	33.7	219,515	28.6	197,435	28.1	171,133	26.1
Money market funds 0% - 0.20%	291,068	31.7	230,693	29.9	261,136	34.0	231,653	33.0	230,902	35.3
Total non-certificates	$737,571	80.3%	$541,954	70.3%	$529,043	68.9%	$472,015	67.2%	$438,558	67.0%
Certificates:
0.00-1.99%	$169,332	18.4%	$150,764	19.5%	$190,867	24.9%	$228,982	32.6%	$214,903	32.9%
2.00-2.99%	11,193	1.2	78,689	10.2	47,587	6.2	1,110	0.2	642	0.1
Total certificates	180,525	19.7%	229,453	29.7%	238,454	31.1%	230,092	32.8%	215,545	33.0%
Total deposits	$918,096	100.0%	$771,407	100.0%	$767,497	100.0%	$702,107	100.0%	$654,103	100.0%

The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2020, Jumbo CDs constituted $106.8 million or 11.6% of the Bank's total deposits. At December 31, 2020, the Bank held $59.4 million in public funds which consisted of $8.2 million in certificates of deposit and $51.2 million in demand deposit accounts. At December 31, 2020, the Bank had $16.0 million in brokered deposits.

    The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2020.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2021	$45,014	$2,069	$47,083
June 30, 2021	32,702	2,533	35,235
September 30, 2021	28,837	643	29,480
December 31, 2021	15,990	970	16,960
March 31, 2022	9,598	285	9,883
June 30, 2022	5,551	670	6,221
September 30, 2022	8,651	113	8,764
December 31, 2022	2,337	345	2,682
March 31, 2023	1,136	102	1,238
June 30, 2023	1,209	288	1,497
September 30, 2023	6,745	190	6,935
December 31, 2023	682	204	886
Thereafter	10,880	2,781	13,661
Total	$169,332	$11,193	$180,525

The following table summarizes the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2020.

Maturity Period	Certificates of Deposit	Savings, Checking and Money Market Accounts
	(In Thousands)
Three months or less	$27,999	$497,368
Over three through six months	20,066	—
Over six through twelve months	27,395	—
Over twelve months	31,384	—
Total	$106,844	$497,368

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2020, the Bank had $35.0 million in outstanding advances from the FHLB of Atlanta.  See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."
At December 31, 2020, the Bank also had $48.7 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At December 31, 2020, the borrowing rate was 0.25%.
At December 31, 2020, the Bank had $13.1 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table below.
At December 31, 2020, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 1.92% at December 31, 2020.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.
On December 1, 2009, the Company issued $6.1 million in convertible senior debentures with a maturity date of December 1, 2029. The debentures were convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. On January 2, 2020, the Company announced its intention to redeem all of the convertible debentures on March 2, 2020. Subsequent to the announcement, $5.9 million was converted into 295,600 common shares by holders of the debt. The Company redeemed the remaining $132,000 for cash on March 2, 2020. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.
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

The following table sets forth the maximum month-end balance and average balance of all borrowings for the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Maximum Balance:
FHLB advances	$75,769	$77,158	$61,618	$51,680	$56,500
FRB borrowings	48,700	—	—	—	—
Other borrowings	20,953	15,754	14,258	13,096	12,598
Note payable	—	2,363	8,500	13,000	14,000
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	30,000	30,000	—	—	—
Senior convertible debentures	6,064	6,064	6,064	6,084	6,084
Average Balance:
FHLB advances	$50,977	$45,900	$42,971	$45,779	$40,848
FRB borrowings	9,623	—	—	—	—
Other borrowings	18,125	14,182	13,230	11,517	9,318
Note payable	—	675	5,089	11,120	2,369
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	30,000	2,630	—	—	—
Senior convertible debentures	1,123	6,045	6,064	6,075	6,084

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Balance at Year End:
FHLB advances	$35,000	$38,138	$34,030	$51,680	$48,395
FRB borrowings	48,700	—	—	—	—
Other borrowings	13,117	11,580	10,698	11,307	9,338
Note payable	—	—	2,363	8,500	13,000
Junior subordinated debentures	5,155	5,155	5,155	5,155	5,155
Subordinated debentures	30,000	30,000	—	—	—
Senior convertible debentures	—	6,044	6,064	6,064	6,084
Weighted Average Interest Rate at Year End:
FHLB advances	1.83%	1.94%	1.66%	1.34%	1.05%
FRB borrowings	0.25	—	—	—	—
Other borrowings	0.15	0.50	0.25	0.15	0.15
Note payable	—	—	4.95	3.95	3.45
Junior subordinated debentures	1.92	3.59	4.49	2.66	2.21
Subordinated debentures	5.25	5.25	—	—	—
Senior convertible debentures	—	8.00	8.00	8.00	8.00
During Fiscal Year:
FHLB advances	1.57%	1.94%	1.49%	1.21%	1.71%
FRB borrowings	0.19	—	—	—	—
Other borrowings	0.30	0.49	0.24	0.15	0.15
Note payable	—	5.33	4.56	3.78	3.26
Junior subordinated debentures	2.46	4.19	3.91	2.93	2.42
Subordinated debentures	5.25	5.25	—	—	—
Senior convertible debentures	7.28	8.00	8.00	8.00	8.00

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

Personnel

At December 31, 2020, the Company employed 229 full-time and 14 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

    Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2020.

	Age at December 31,	Position
Name	2020	Company	Bank
J. Chris Verenes	64	Chief Executive Officer	Chief Executive Officer Chairman of the Board
Roy G. Lindburg	60	President	—
Philip R. Wahl	57	—	President
Darrell Rains	64	Chief Financial Officer	Chief Financial Officer

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

Darrell Rains was appointed Chief Financial Officer of the Company and the Bank effective July 2020. Prior to that, he served as the Bank's Executive Vice President of Insurance, Mortgage and Trust Services since June 2019. Before joining the Bank, he was the Chief Financial Officer at Woodside Communities from 2017 to 2019 and the Chief Financial Officer of Southeastern Bank Financial Corporation and successors from 2005 to 2017. Mr. Rains has over 30 years of experience in the banking industry. He is a Certified Public Accountant.

    Jessica T. Cummins was appointed Chief Financial Officer of the Company and the Bank effective June 2014. Prior to that, she served as the Treasurer of the Bank since 2007. She was appointed to the Company’s and the Bank’s respective Boards of Directors in 2018. Ms. Cummins retired as the Bank and Company's Chief Financial Officer effective June 2020 but continues to serve on the Company's and the Bank's Boards of Directors. Ms. Cummins is a Certified Public Accountant.

Richard T. Harmon was appointed President of the Bank effective June 2014. Prior to that, he served as the Bank's Chief Lending Officer since 2011. He was appointed to the Company’s and the Bank’s respective Boards of Directors in 2013. Mr. Harmon retired as the Bank's President in August 2019 but continues to serve on the Company's and the Bank's Boards of Directors.

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

    Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2020, the Bank paid $135,000 in FDIC premiums. The assessment base for these premiums is the Bank’s total average consolidated assets less average tangible capital.
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
    At December 31, 2020, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. In September 2019, the regulatory agencies, including the FDIC and Federal Reserve adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.
The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets. For some financial institutions it also includes accumulated and other comprehensive amounts (“AOCI”); however, the Company and the Bank made a one-time election to exclude AOCI as permitted by the regulators. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the well-capitalized ratio requirements. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of 2020. Beginning in 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in 2022. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules. A bank may also opt out of the framework at any time, without restriction, by reverting to the generally applicable capital rules.
At December 31, 2020, the Bank was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For a complete description of the Bank’s required and actual capital levels on December 31, 2020, see Note 16 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10 K.
    Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2020, the Bank had $35.0 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $304.3 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."
    As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2020, the Bank had $2.4 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB of Atlanta stock. These dividend yields have averaged 3.75% for the year ended December 31, 2020; 6.22% for the year ended December 31, 2019 and 6.16% for the year ended December 31, 2018.
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
    Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2020, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
    Capital Requirements. As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2020, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.
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

Recent Regulatory Reform
In response to the COVID-19 pandemic, the United States Congress, through the enactment of the CARES Act and the CAA, 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:
•The CARES Act, as amended by the CAA, 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Related Information” for further information about the COVID-19 modifications completed by the Bank.
•The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.
•Pursuant to the CARES Act, the federal banking agencies authorities adopted in April 2020 an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the President and December 31, 2020, to (i) reduce the minimum CBLR from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%. Effective October 1, 2020, the final rule adopted by the federal banking agencies authorities lowers the CBLR as set forth in the interim rule and provides a gradual transition back to the prior level. Under the final rule the CBLR was 8% for 2020, and will be 8.5% for 2021, and 9% beginning January 1, 2022. The final rule also retains the grace period. A community banking organization that falls below the CBRL will still be deemed to be well capitalized during a two-quarter grace period so long as the banking organization maintains a CBRL greater than 7.5% during 2021, and greater than 8% thereafter.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the United States Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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
    Net Operating Loss Carryovers. Under the Tax Act, a financial institution may carryforward net operating losses indefinitely. As of December 31, 2020, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $53,660.
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
Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2020.  See Note 15 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide our customers. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, many localities in the western states in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity. As an essential business, we continue to provide banking and financial services to our customers at our branch locations. All of our branches are open and we continue to remain flexible as to branch operations based on the guidance provided for the communities in which we operate. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. To further the well-being of staff and customers, we have implemented measures to allow employees to work from home to the extent practicable. Despite these efforts, if the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.
Many of our employees continue to work remotely where feasible to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations other than through government sponsored programs such as the PPP and has impacted both deposit availability and market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected.
The impact of the pandemic is expected to continue to adversely affect us during 2021 as the ability of many of our borrowers to make loan payments has been significantly affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved.

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.
The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, including recent vaccination efforts. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations it may also have the effect of heightening many of the other risk factors described in this section.

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
A deterioration in economic conditions in the market areas we serve could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a materially adverse effect on our business, financial condition, or results of operations:
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan losses;
•demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•collateral for our loans, especially real estate, may decline in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our low-cost or noninterest-bearing deposits may decrease

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

Risks Related to Our Lending Activities

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
    Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•cash flow of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the duration of the loan;
•the character and creditworthiness of a particular borrower; and
•changes in economic and industry conditions.

    We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:
•our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;
•our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and
•an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.
    The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.64% of total loans outstanding (excluding loans held for sale) and 354.4% of non-performing assets at December 31, 2020.
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
    At December 31, 2020, our non-performing assets (which consist of non-accruing loans and OREO) were $3.6 million, or 0.3% of total assets. Our non-performing assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities;
•we do not record interest income for OREO;
•we provide for probable loan losses through a current period charge to the provision for loan losses;
•non-interest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our OREO; and
•the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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
    At December 31, 2020, commercial and multifamily real estate loans were $299.3 million or 59.8% of our total loan portfolio. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Consequently, this could materially adversely affect our future earnings. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets.

Our construction and land loans are based upon estimates of costs and the value of the completed project.
    We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2020, commercial construction and A&D loans totaled $55.5 million or 11.0% of our total loan portfolio.
    At that date, A&D loans were $19.8 million or 3.9% of our total loan portfolio. At December 31, 2020, included in our commercial real estate loan portfolio was $12.9 million, or 2.5% of our total loan portfolio, in loans for the speculative construction of single family dwellings to builders. At December 31, 2020, our residential loan portfolio included $23.4 million or 4.6% of our total loan portfolio of owner occupied residential construction loans.
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
    A&D loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing A&D loans at December 31, 2020. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
    At December 31, 2020, $19.7 million or 3.9% of our total loans were commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.
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
The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2020, total commercial real estate loans represented 244% of risk based capital plus the excess allowance for loan losses. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.
As of December 31, 2020, we hold and service a portfolio of 1,153 loans originated under the PPP with a balance of $47.1 million. The PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
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
    Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2020, we did not incur any other-than-temporary impairments on our securities portfolio.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.
    As with most financial institutions, our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular, the Federal Reserve Board. In March 2020, the Federal Reserve Board lowered the targeted federal funds rate to a range of 0% to 0.25% in response to the evolving risks the coronavirus outbreak posed to the economy. If the Federal Reserve decreases the targeted federal funds rates further, overall interest rates will likely decline, which may negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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
    In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $148.7 million or 29.4% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2020, and approximately $102.8 million, or 69.1%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.  At December 31, 2020, the weighted average floor interest rate of these loans was 4.52%.  At that date, approximately $89.0 million, or 81.9%, of these loans were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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

Risk Related to Regulatory and Compliance Matters
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
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

Risks Related to Cybersecurity, Third Parties and Technology
We are subject to certain risks in connection with our use of technology.
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

Risks Related to Our Business and Industry Generally

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
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2020, $59.4 million of our deposits were public funds.

Item 1B. Unresolved Staff Comments
None.

Item 2.  Properties
At December 31, 2020, Security Federal owned the buildings and land for 12 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased five of the remaining six offices, including its main office.  The remaining branch, located in Ridge Spring, is owned by the Town of Ridge Spring; however, Security Federal has made some capital improvements to the building, which had a net book value of $27,000 at December 31, 2020. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $18.7 million at December 31, 2020.  At December 31, 2020, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.4 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2020.  The five properties consist of (i) two lots owned for potential future branch sites located in Aiken County, South Carolina and Richland County, South Carolina, which had a combined book value of $1.3 million at December 31, 2020, (ii) another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2020, (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $231,000 at December 31, 2020, and (iv) a property consisting of land and a building located in Augusta, Georgia, which will be a future branch opening in 2021. The building is currently being renovated. The land had a book value of $170,000 at December 31, 2020.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. The Company’s stock is traded on the Over-The-Counter-Bulletin Board under the symbol “SFDL.OB.” As of December 31, 2020, the Company had approximately 281 shareholders of record, not including shares held in street name, and 3,252,884 outstanding shares of common stock.
    Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 121 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2020.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P Regional Bank Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2015.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Security Federal Corporation
NASDAQ Composite
S&P 600 Regional Banks Index

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Security Federal Corporation	$100.00	$166.99	$151.14	$137.88	$172.50	$128.83
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 600 Regional Banks	$100.00	$144.80	$141.62	$127.66	$153.92	$135.38
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

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2020 and December 31, 2019*
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018*
    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018*
    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018*
Notes to Consolidated Financial Statements*

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2020 is effective.

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
(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Security Ownership of Certain Beneficial Owners. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.
(b)Security Ownership of Management. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

(c)    Changes In Control. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
(d)    Equity Compensation Plan Information. There were no securities remaining to be issued under the Company's equity compensation plans as of December 31, 2020.

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

3.    Exhibit Index:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Description of Capital Stock of Security Federal Corporation
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	1999 Stock Option Plan (8)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2008 Equity Incentive Plan (11)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.1	2018 Employee Stock Purchase Plan (12)
10.11	Incentive Compensation Plan (5)
10.12	Form of Compensation Modification Agreement (13)
13	Annual Report to Shareholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23.0	Consent of Elliott Davis, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0	The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
___________
(1)Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 16, 2015.
(3)Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(5)Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.

(6)Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(7)Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(8)Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-31500) and incorporated herein by reference
(9)Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-102337) and incorporated herein by reference.
(10)Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(11)Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-155295) and incorporated herein by reference.
(12)Filed on March 28, 2018, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(13)Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 23, 2008.
(14)The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 29, 2021	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 29, 2021
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 29, 2021
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 29, 2021
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 29, 2021
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 29, 2021
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 29, 2021
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 29, 2021
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 29, 2021
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 29, 2021
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 29, 2021
Thomas L. Moore
Director

By:	/s/William Clyburn	March 29, 2021
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 29, 2021
Harry O. Weeks, Jr.
Director