Form 10-Q
period 2021-03-31
SECURITY FEDERAL CORP
filed 2021-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 14, 2021	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$19,104,797	$18,025,409
Certificates of Deposit with Other Banks	100,005	350,005
Investments and Mortgage-Backed Securities ("MBS"):
Available For Sale ("AFS")	568,787,583	589,324,401
Held To Maturity ("HTM") (Fair Value of $17,958,691 and $19,205,287 at March 31, 2021 and December 31, 2020, Respectively)	17,285,858	18,254,394
Total Investments and MBS	586,073,441	607,578,795
Loans Receivable, Net:
Held For Sale	6,472,399	5,693,400
Held For Investment (Net of Allowance of $11,946,873 and $12,842,896 at March 31, 2021 and December 31, 2020, Respectively)	499,779,120	473,473,972
Total Loans Receivable, Net	506,251,519	479,167,372
Accrued Interest Receivable:
Loans	1,505,830	1,252,023
Mortgage-Backed Securities	607,382	631,449
Investment Securities	1,668,132	1,614,077
Total Accrued Interest Receivable	3,781,344	3,497,549
Operating Lease Right-of-Use Assets	2,260,617	2,351,661
Premises and Equipment, Net	26,403,856	26,575,257
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,898,200	2,354,000
Other Real Estate Owned ("OREO")	149,700	498,610
Bank Owned Life Insurance ("BOLI")	26,239,897	26,074,897
Goodwill	1,199,754	1,199,754
Other Assets	5,957,377	4,036,831
Total Assets	$1,179,420,507	$1,171,710,140
LIABILITIES:
Deposit Accounts	$969,802,181	$918,096,235
Advance Payments By Borrowers for Taxes and Insurance	313,258	206,110
Advances from FHLB	35,000,000	35,000,000
Borrowings from Federal Reserve Bank ("FRB")	—	48,700,000
Other Borrowings	20,496,974	13,117,030
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,292,656	2,380,269
Other Liabilities	7,099,153	7,149,750
Total Liabilities	$1,070,159,222	$1,059,804,394
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,453,817 and 3,252,884, respectively, at March 31, 2021 and December 31, 2020	$34,538	$34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	7,475,514	12,940,950
Retained Earnings	87,851,758	85,030,783
Total Shareholders' Equity	$109,261,285	$111,905,746
Total Liabilities and Shareholders' Equity	$1,179,420,507	$1,171,710,140

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest Income:
Loans	$6,483,879	$6,121,871
Mortgage-Backed Securities	1,381,528	1,650,086
Investment Securities	1,230,538	1,280,142
Other	1,502	43,028
Total Interest Income	9,097,447	9,095,127
Interest Expense:
NOW and Money Market Accounts	153,217	449,275
Savings Accounts	15,940	20,616
Certificate Accounts	300,910	974,038
FHLB Advances and Other Borrowed Money	189,163	255,675
Senior Convertible Debentures	—	81,796
Subordinated Debentures	393,750	393,750
Junior Subordinated Debentures	24,619	44,186
Total Interest Expense	1,077,599	2,219,336
Net Interest Income	8,019,848	6,875,791
Provision For Loan Losses	(870,000)	700,000
Net Interest Income After Provision For Loan Losses	8,889,848	6,175,791
Non-Interest Income:
Gain on Sale of MBS and Investment Securities	—	706,743
Gain on Sale of Loans	1,071,481	502,851
Service Fees on Deposit Accounts	231,934	285,075
Commissions From Insurance Agency	130,503	148,031
Trust Income	309,139	299,325
BOLI Income	165,000	135,000
Check Card Fee Income	519,843	354,099
Grant Income	—	58,340
Other	345,752	306,426
Total Non-Interest Income	2,773,652	2,795,890
Non-Interest Expense:
Compensation and Employee Benefits	4,869,246	4,674,047
Occupancy	621,282	591,609
Advertising	199,402	263,003
Depreciation and Maintenance of Equipment	802,847	690,930
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	68,616	16,080
Net (Recovery) Expense from Operation of OREO	(103,667)	12,740
Consulting	168,910	194,423
Debit Card Expense	258,663	306,180
Other	724,385	894,574
Total Non-Interest Expense	7,609,684	7,643,586
Income Before Income Taxes	4,053,816	1,328,095
Provision For Income Taxes	875,024	263,908
Net Income	3,178,792	1,064,187
Net Income Per Common Share (Basic)	$0.98	$0.34
Cash Dividend Per Share on Common Stock	$0.11	$0.10
Weighted Average Shares Outstanding (Basic)	3,252,884	3,092,455

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$3,178,792	$1,064,187
Other Comprehensive Loss:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(1,771,867) and $(541,264) at March 31, 2021 and 2020, Respectively	(5,463,402)	(1,623,967)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $176,686 at March 31, 2020	—	(530,057)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(678) and $(1,780) at March 31, 2021 and 2020, Respectively	(2,034)	(5,339)
Other Comprehensive Loss, Net of Tax	(5,465,436)	(2,159,363)
Comprehensive Loss	$(2,286,644)	$(1,095,176)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2021 and 2020

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Conversion of Senior Convertible Debentures, 295,600 shares of common stock	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,178,792	$1,064,187
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	491,501	464,387
Discount Accretion and Premium Amortization, net	1,493,219	1,185,119
Provision for Loan Losses	(870,000)	700,000
Earnings on BOLI	(165,000)	(135,000)
Gain on Sales of Loans	(1,071,481)	(502,851)
Gain on Sales of Investment Securities and MBS	—	(706,843)
Gain on Sales of OREO	(105,422)	(3,291)
Amortization of Operating Lease Right-of-Use Assets	91,044	93,146
Amortization of Deferred Loan Costs	1,072,688	69,236
Proceeds From Sale of Loans Held For Sale	31,523,356	16,882,646
Origination of Loans Held For Sale	(31,230,874)	(17,797,759)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(253,807)	(120,228)
MBS	24,067	(68,490)
Investment Securities	(54,055)	51,548
Increase in Advance Payments By Borrowers	107,148	171,594
Increase in Other, Net	(288,925)	(195,838)
Net Cash Provided By Operating Activities	$3,942,251	$1,151,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(4,247,260)	$(42,508,264)
Proceeds from Paydowns, Maturities and Sales of MBS AFS	14,662,451	5,698,171
Proceeds from Payments and Maturities of MBS HTM	926,540	901,954
Purchase of Investment Securities AFS	(5,638,332)	(41,965,408)
Proceeds from Paydowns, Maturities and Sales of Investment Securities AFS	7,073,469	9,655,542
Proceeds from Sale of Investment Securities AFS	—	11,148,752
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,000	—
Purchase of FHLB Stock	—	(5,069,100)
Redemption of FHLB Stock	455,800	3,519,400
Increase in Loans Receivable	(26,507,836)	(6,459,047)
Proceeds From Sale of OREO	454,332	33,291
Purchase and Improvement of Premises and Equipment	(320,100)	(286,445)
Net Cash Used By Investing Activities	$(12,890,936)	$(65,331,154)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$51,705,946	$4,592,464
Proceeds from FHLB Advances	—	163,155,000
Repayment of FHLB Advances	—	(125,524,000)
Increase in Other Borrowings, Net	7,379,944	5,426,592
Redemption of Senior Convertible Debentures	—	(132,000)
Proceeds from FRB Borrowings	90,900,000	19,900,000
Repayment of FRB Borrowings	(139,600,000)	—
Proceeds from Employee Stock Purchases	—	12,968
Dividends to Common Stock Shareholders	(357,817)	(325,408)
Net Cash Provided By Financing Activities	$10,028,073	$67,105,616
Net Increase in Cash and Cash Equivalents	1,079,388	2,926,025
Cash and Cash Equivalents at Beginning of Period	18,025,409	12,536,311
Cash and Cash Equivalents at End of Period	$19,104,797	$15,462,336
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$701,955	$1,902,816
Other Comprehensive Loss	$(5,465,436)	$(2,159,363)
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2020 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2020 included in our 2020 Annual Report to Shareholders. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3. Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by our bank regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve"), the FDIC and the South Carolina Board of Financial Institutions, which may require adjustments to be made to the allowance based upon the information that is available at the time of their examination.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2021 or 2020; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods.

The following table includes a summary of the Company's basic EPS for three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$3,178,792	3,252,884	$0.98	$1,064,187	3,092,455	$0.34

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2021 and 2020, the Company had no options outstanding and there was no activity during both the quarters ended March 31, 2021 and 2020. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$61,405,854	$513,332	$124,852	$61,794,334
Small Business Administration (“SBA”) Bonds	150,110,110	731,545	1,208,492	149,633,163
Tax Exempt Municipal Bonds	42,761,381	4,899,936	27,382	47,633,935
Taxable Municipal Bonds	47,668,290	401,845	1,137,826	46,932,309
Mortgage-Backed Securities	256,890,411	7,485,115	1,581,684	262,793,842
Total Available For Sale	$558,836,046	$14,031,773	$4,080,236	$568,787,583

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$61,244,212	$220,239	$382,986	$61,081,465
SBA Bonds	153,565,023	797,456	1,057,454	153,305,025
Tax Exempt Municipal Bonds	42,793,179	6,023,263	—	48,816,442
Taxable Municipal Bonds	46,680,301	1,743,322	75,168	48,348,455
Mortgage-Backed Securities	267,854,880	10,672,412	754,278	277,773,014
Total Available For Sale	$572,137,595	$19,456,692	$2,269,886	$589,324,401

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the mortgage-backed securities included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsered Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government, while those issued by GSEs are not.

At March 31, 2021, AFS Ginnie Mae mortgage-backed securities had an amortized cost and fair value of $88.9 million and $90.6 million, respectively, compared to an amortized cost and fair value of $91.7 million and $93.4 million, respectively, at December 31, 2020.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2021 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $32.9 million and $33.4 million, respectively, compared to an amortized cost and fair value of $37.0 million and $37.3 million, respectively, at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2021 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2021
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$232,575	$225,958
After One – Five Years	7,559,449	7,569,728
After Five – Ten Years	76,244,391	76,517,484
More Than Ten Years	217,909,220	221,680,571
Mortgage-Backed Securities	256,890,411	262,793,842
Total Available For Sale	$558,836,046	$568,787,583

At March 31, 2021 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $288.0 million and $296.9 million, respectively, compared to an amortized cost and fair value of $263.3 million and $274.4 million, respectively, at December 31, 2020.

There were no sales of available for sale securities during the three months ended March 31, 2021. The Bank received $11.1 million in gross proceeds from sales of available for sale securities during the three months ended March 31, 2020. As a result, the Company recognized gross gains of $707,000 and no gross losses during the three months ended March 31, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$875,689	$2,516	$16,820,433	$122,336	$17,696,122	$124,852
SBA Bonds	45,796,366	852,528	41,458,538	355,964	87,254,904	1,208,492
Tax Exempt Municipal Bonds	2,672,942	27,382	—	—	2,672,942	27,382
Taxable Municipal Bonds	23,899,503	996,480	2,406,684	141,346	26,306,187	1,137,826
Mortgage-Backed Securities	56,334,408	1,309,994	13,602,888	271,690	69,937,296	1,581,684
	$129,578,908	$3,188,900	$74,288,543	$891,336	$203,867,451	$4,080,236

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,196,541	$46,207	$29,460,703	$336,779	$36,657,244	$382,986
SBA Bonds	39,843,800	653,518	43,907,816	403,936	83,751,616	1,057,454
Taxable Municipal Bond	7,092,538	75,168	—	—	7,092,538	75,168
Mortgage-Backed Securities	51,941,025	655,213	9,542,092	99,065	61,483,117	754,278
	$106,073,904	$1,430,106	$82,910,611	$839,780	$188,984,515	$2,269,886

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At March 31, 2021 and December 31, 2020, 21.8% and 37.0% of the unrealized losses, representing 84 and 88 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The majority of the securities in loss positions are adjustable rate Student Loan Pools and SBA Bonds. The secondary market on these securities have less liquidity than other agency securities. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2021.

7. Investment and Mortgage-Backed Securities, Held to Maturity
At March 31, 2021 and December 31, 2020, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$17,285,858	$841,841	$169,008	$17,958,691
Total Held To Maturity	$17,285,858	$841,841	$169,008	$17,958,691

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$18,254,394	$984,015	$33,122	$19,205,287
Total Held To Maturity	$18,254,394	$984,015	$33,122	$19,205,287
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At March 31, 2021, the Bank held an amortized cost and fair value of $7.5 million and $8.0 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $8.1 million and $8.7 million, respectively, at December 31, 2020. The Company has not invested in any private label mortgage-backed securities classified as held to maturity. At March 31, 2021, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $11.8 million and $12.5 million, respectively, compared to an amortized cost and fair value of $13.4 million and $14.3 million, respectively, at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$3,526,745	$168,495	$778,865	$513	$4,305,610	$169,008
	$3,526,745	$168,495	$778,865	$513	$4,305,610	$169,008
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  At both March 31, 2021 and December 31, 2020, there was only one security in a continuous loss position for 12 months or more, which represented 0.3% and 1.6% of the unrealized losses at March 31, 2021 and December 31, 2020, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2021	December 31, 2020
Residential Real Estate Loans	$80,301,404	$78,907,159
Consumer Loans	53,972,954	55,335,425
Commercial Business Loans	21,746,585	19,704,862
Commercial Real Estate Loans	315,672,639	299,299,647
Paycheck Protection Program ("PPP") Loans	60,191,764	47,105,618
Total Loans Held For Investment	531,885,346	500,352,711
Loans Held For Sale	6,472,399	5,693,400
Total Loans Receivable, Gross	538,357,745	506,046,111
Less:
Allowance For Loan Losses	11,946,873	12,842,896
Loans in Process	16,717,998	12,197,417
Deferred Loan Fees	3,441,355	1,838,426
	32,106,226	26,878,739
Total Loans Receivable, Net	$506,251,519	$479,167,372

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

During the year ended December 31, 2020, the Bank participated in the initial SBA Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) signed into law on March 27, 2020 to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. PPP loans are fully guaranteed by the SBA. Loan originations under the initial PPP ended in August 2020, The Consolidated Appropriations Act, 2021 (“CAA 2021”) enacted on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The maturity date of a PPP loan is either two or five years from the date of loan origination. The balance of unamortized net deferred fees on PPP loans was $3.0 million at March 31, 2021 compared to $1.4 million at December 31, 2020. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA, PPP loans are excluded from our allowance for loan losses calculation.

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

The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at March 31, 2021 and December 31, 2020.

March 31, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,140,978	$9,783,087	$570,198	$2,807,141	$80,301,404
Consumer	41,120,979	10,937,340	933,701	980,934	53,972,954
Commercial Business	17,579,914	3,845,473	76,569	244,629	21,746,585
Commercial Real Estate	236,849,707	56,633,113	17,071,512	5,118,307	315,672,639
PPP	60,191,764	—	—	—	60,191,764
Total	$422,883,342	$81,199,013	$18,651,980	$9,151,011	$531,885,346

December 31, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$65,437,564	$9,675,300	$799,446	$2,994,849	$78,907,159
Consumer	42,926,887	10,525,814	891,107	991,617	55,335,425
Commercial Business	15,315,677	3,851,517	309,100	228,568	19,704,862
Commercial Real Estate	221,696,863	56,642,660	16,349,302	4,610,822	299,299,647
PPP	47,105,618	—	—	—	47,105,618
Total	$392,482,609	$80,695,291	$18,348,955	$8,825,856	$500,352,711

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued
The tables below present an age analysis of past due balances by loan category at March 31, 2021 and December 31, 2020:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$102,060	$—	$261,681	$363,741	$79,937,663	$80,301,404
Consumer	325,375	64,841	65,060	455,276	53,517,678	53,972,954
Commercial Business	35,506	28,955	169	64,630	21,681,955	21,746,585
Commercial Real Estate	1,330,976	205,702	874,887	2,411,565	313,261,074	315,672,639
PPP	—	—	—	—	60,191,764	60,191,764
Total	$1,793,917	$299,498	$1,201,797	$3,295,212	$528,590,134	$531,885,346

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$152,634	$160,152	$312,786	$78,594,373	$78,907,159
Consumer	292,498	30,610	91,870	414,978	54,920,447	55,335,425
Commercial Business	49,554	—	7,152	56,706	19,648,156	19,704,862
Commercial Real Estate	735,456	346,850	550,409	1,632,715	297,666,932	299,299,647
PPP	—	—	—	—	47,105,618	47,105,618
Total	$1,077,508	$530,094	$809,583	$2,417,185	$497,935,526	$500,352,711

At March 31, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at March 31, 2021 compared to December 31, 2020:

	March 31, 2021		December 31, 2020		(Decrease) Increase
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$1,586,738	0.3%	$1,682,240	0.4%	$(95,502)	(5.7)%
Consumer	367,628	0.1	402,878	0.1	(35,250)	(8.7)
Commercial Business	90,811	—	100,408	—	(9,597)	(9.6)
Commercial Real Estate	1,666,481	0.3	939,946	0.2	726,535	77.3
Total Non-accrual Loans	$3,711,658	0.7%	$3,125,472	0.7%	$586,186	18.8%
(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,528,948	$1,298,655	$1,165,033	$8,850,260	$12,842,896
Provision for Loan Losses	(300,408)	(68,519)	(27,997)	(473,076)	(870,000)
Charge-Offs	—	(38,277)	(6,699)	—	(44,976)
Recoveries	70	9,295	948	8,640	18,953
Ending Balance	$1,228,610	$1,201,154	$1,131,285	$8,385,824	$11,946,873

	Three Months Ended March 31, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	79,144	141,944	103,002	375,910	700,000
Charge-Offs	—	(47,107)	(35,048)	—	(82,155)
Recoveries	600	22,599	—	5,220	28,419
Ending Balance	$1,470,338	$1,328,285	$612,718	$6,460,497	$9,871,838

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated.

	Allowance For Loan Losses
March 31, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,228,610	$1,228,610
Consumer	—	1,201,154	1,201,154
Commercial Business	—	1,131,285	1,131,285
Commercial Real Estate	—	8,385,824	8,385,824
Total	$—	$11,946,873	$11,946,873

	Allowance For Loan Losses
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,528,948	$1,528,948
Consumer	—	1,298,655	1,298,655
Commercial Business	—	1,165,033	1,165,033
Commercial Real Estate	—	8,850,260	8,850,260
Total	$—	$12,842,896	$12,842,896

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
March 31, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,260,731	$79,040,673	$80,301,404
Consumer	158,165	53,814,789	53,972,954
Commercial Business	53,046	21,693,539	21,746,585
Commercial Real Estate	1,117,146	314,555,493	315,672,639
PPP	—	60,191,764	60,191,764
Total	$2,589,088	$529,296,258	$531,885,346

	Loans Receivable
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,284,303	$77,622,856	$78,907,159
Consumer	161,869	55,173,556	55,335,425
Commercial Business	53,047	19,651,815	19,704,862
Commercial Real Estate	720,111	298,579,536	299,299,647
PPP	—	47,105,618	47,105,618
Total	$2,219,330	$498,133,381	$500,352,711

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Non-accrual commercial loans under $200,000 and non-accrual consumer loans under $100,000 are considered immaterial and are excluded from the impairment review. Once a loan is identified as individually impaired, management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $2.6 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020.

The following tables present information related to impaired loans by loan category at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. There was no allowance recorded related to any impaired loans at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential Real Estate	$1,260,731	$1,260,731	$—	$1,284,303	$1,284,303	$—
Consumer	158,165	166,465	—	161,869	170,169	—
Commercial Business	53,046	948,046	—	53,047	948,046	—
Commercial Real Estate	1,117,146	1,262,566	—	720,111	865,531	—
Total	$2,589,088	$3,637,808	$—	$2,219,330	$3,268,049	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2021		2020
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,272,179	$—	$1,185,056	$1,195
Consumer	159,600	—	182,282	—
Commercial Business	53,046	—	64,406	—
Commercial Real Estate	1,123,923	1,856	1,874,528	15,560
Total	$2,608,748	$1,856	$3,306,272	$16,755

In the course of resolving delinquent loans, the Company may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Company grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.
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
TDRs included in impaired loans at March 31, 2021 and December 31, 2020 had a combined balance of $720,000 and $315,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There was one new TDR modified during the three months ended March 31, 2021 and no TDRs in default at that date. The Bank considers any loan 30 days or more past due to be in default.
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
The CARES Act amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be 1) related to COVID-19; 2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and 3) executed between March 1, 2020, and the earlier of a) 60 days after the date of termination of the national emergency by the President or b) December 31, 2020. The CAA, 2021 provides additional COVID-19 emergency response and relief, including extending relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies. As of March 31, 2021, there were three loans still on deferral with a combined balance of $281,000. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.3%, 8.7%, 16.3% and 22.5%, respectively, at March 31, 2021.
Based on its capital levels at March 31, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$113,186	18.4%	$36,878	6.0%	$49,171	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	120,921	19.7%	49,171	8.0%	61,464	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	113,186	18.4%	27,659	4.5%	39,952	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	113,186	9.8%	46,218	4.0%	57,773	5.0%
December 31, 2020
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$109,673	18.6%	$35,330	6.0%	$47,107	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	117,101	19.9%	47,107	8.0%	58,884	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,673	18.6%	26,498	4.5%	38,275	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	109,673	9.8%	44,957	4.0%	56,197	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2021 the Bank’s conservation buffer was 11.7%.

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

Accounting guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The following three levels of inputs may be used to measure fair value:

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2021, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2021, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2021 and December 31, 2020, the recorded investment in impaired loans was $2.6 million and $2.2 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$61,794,334	$—	$—	$61,081,465	$—
SBA Bonds	—	149,633,163	—	—	153,305,025	—
Tax Exempt Municipal Bonds	—	47,633,935	—	—	48,816,442	—
Taxable Municipal Bonds	—	46,932,309	—	—	48,348,455	—
Mortgage-Backed Securities	—	262,793,842	—	—	277,773,014	—
Total	$—	$568,787,583	$—	$—	$589,324,401	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	6,472,399	$—	$6,472,399
Collateral Dependent Impaired Loans (1)	—	—	2,665,126	2,665,126
Foreclosed Assets	—	—	149,700	149,700
Total	$—	$6,472,399	$2,814,826	$9,287,225

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	5,693,400	$—	$5,693,400
Collateral Dependent Impaired Loans (1)	—	—	2,216,948	2,216,948
Foreclosed Assets	—	—	498,610	498,610
Total	$—	$5,693,400	$2,715,558	$8,408,958
(1) Reported net of specific reserves. There were no specific reserves at March 31, 2021 and December 31, 2020.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2021 or December 31, 2020.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	March 31, 2021	December 31, 2020
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Collateral Dependent Impaired Loans	Appraised Value	Discount Rates/ Discounts to Appraised Values	8% - 96%	14% - 95%
Foreclosed Assets	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	19%	11% - 72%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2021 and December 31, 2020 presented in accordance with the applicable accounting guidance.

March 31, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$19,105	$19,105	$19,105	$—	$—
Certificates of Deposits with Other Banks	100	100	—	100	—
Investment and Mortgage-Backed Securities	586,073	586,746	—	586,746	—
Loans Receivable, Net	506,252	508,975	—	—	508,975
FHLB Stock	1,898	1,898	1,898	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$790,175	$790,175	$790,175	$—	$—
Certificate Accounts	179,627	180,195	—	180,195	—
Advances from FHLB	35,000	35,315	—	35,315	—
Other Borrowed Money	20,497	20,497	20,497	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2020	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$18,025	$18,025	$18,025	$—	$—
Certificates of Deposits with Other Banks	350	350	—	350	—
Investment and Mortgage-Backed Securities	607,579	608,530	—	608,530	—
Loans Receivable, Net	479,167	481,450	—	—	481,450
FHLB Stock	2,354	2,354	2,354	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$737,571	$737,571	$737,571	$—	$—
Certificate Accounts	180,525	181,487	—	181,487	—
Advances from FHLB	35,000	35,200	—	35,200	—
Borrowings from FRB	48,700	48,978		48,978
Other Borrowed Money	13,117	13,117	13,117	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At March 31, 2021, the Bank had $138.8 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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
In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance became effective for reporting periods beginning after December 15, 2020. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.
In March 2020, the FASB issued guidance that applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The guidance permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, updated guidance was issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this guidance to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this guidance have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.
In October 2020, the FASB issued guidance which clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This guidance became effective for reporting periods beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

Trust Income
Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Bank does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Bank, there were no changes in the accounting for trust income.

Gains/Losses on OREO Sales
Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Non-Interest Income, Continued
The following table presents the Company's non-interest income for the three months ended March 31, 2021 and 2020. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended March 31,
	2021	2020
Non-interest income:
Service fees on deposit accounts	$231,934	$285,075
Check card fee income	519,843	354,099
Trust income	309,139	299,325
Insurance commissions (1)	130,503	148,031
Gain on sale of MBS and investment securities, net (1)	—	706,743
Gain on sale of loans, net (1)	1,071,481	502,851
BOLI income (1)	165,000	135,000
Grant income (1)	—	58,340
Other non-interest income (1)	345,752	306,426
Total non-interest income	$2,773,652	$2,795,890
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on five of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the three months ended March 31, 2021, the Company made cash payments in the amount of $111,000 for operating leases. The lease expense recognized during this period was $114,000 and the lease liability was reduced by $88,000. The weighted average lease term is six years and the weighted average discount rate used is 3.2%.

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

Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that there were no subsequent events requiring accrual or disclosure.

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
•the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CARES Act, the CAA 2021 and recent COVID-19 vaccination efforts; and
•the other risks described elsewhere in this document and in the Company's other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”).

Some of these forward-looking statements are discussed in the Company's 2020 Form 10-K as well as other risk factors under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2021 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.
Response to COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Federal Reserve will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and U.S. and global economic conditions have shown signs of improvement since the beginning of the pandemic, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic persisted through the first quarter of this year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

In response to the current global situation surrounding the COVID-19 pandemic, the Bank has offered a variety of relief options designed to support our customers and the communities we serve.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Paycheck Protection Program ("PPP") Participation
During the first quarter of 2021, the Bank continued its participation in the initial U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) by processing applications for PPP loan forgiveness which resulted in $28.2 million in PPP loan repayments. As a result of these repayments, the Bank recognized over $1 million in deferred PPP loan fees which increased net interest income. During the first quarter of 2021, the Bank began accepting and processing loan applications under the second PPP program enacted in December 2020. At March 31, 2021, the Bank had $60.2 million in PPP loans remaining. We expect that the great majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The balance of unamortized net deferred fees on PPP loans was $3.0 million at March 31, 2021 compared to $1.4 million at December 31, 2020.

Loan Modifications
Since March 31, 2020, the Bank approved modifications related to the COVID-19 pandemic on over 340 customer loans with a combined balance, net of deferred fees, of $114.9 million. The majority of these modifications were for commercial real estate loans. Almost all of these deferrals have resumed regular principal and interest payments and, as of March 31, 2021, the total outstanding balance of deferred loans related to the COVID-19 pandemic was $281,000. The primary method of relief was to allow the borrower a three to six month payment deferral. After the deferral period, normal loan payments continue, however, payments are applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at March 31, 2021 and December 31, 2020

Assets

Total assets increased $7.7 million or 0.7% to $1.2 billion at March 31, 2021 from $1.2 billion at December 31, 2020. Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	3/31/2021	12/31/2020	$	%
Cash and Cash Equivalents	$19,105	$18,025	$1,080	6.0%
Investments and MBS – AFS	568,788	589,324	(20,536)	(3.5)
Investments and MBS – HTM	17,286	18,254	(968)	(5.3)
Loans Receivable, Net	506,252	479,167	27,085	5.7
OREO	150	499	(349)	(69.9)
Operating Lease Right-of-Use Assets	2,261	2,352	(91)	(3.9)
Premises and Equipment, Net	26,404	26,575	(171)	(0.6)
FHLB Stock	1,898	2,354	(456)	(19.4)
BOLI	26,240	26,075	165	0.6
Goodwill	1,200	1,200	—	—
Other Assets	5,957	4,037	1,920	47.6

Cash and cash equivalents increased $1.1 million or 6.0% to $19.1 million at March 31, 2021 from $18.0 million at December 31, 2020. Investment and mortgage-backed securities AFS decreased $20.5 million or 3.5% to $568.8 million at March 31, 2021 from $589.3 million at December 31, 2020 as maturities and principal paydowns of investment and mortgage backed securities AFS exceeded purchases of new investments during the three months ended March 31, 2021. Investment and mortgage-backed securities HTM decreased $1.0 million or 5.3% to $17.3 million at March 31, 2021 from $18.3 million at December 31, 2020 as a result of principal paydowns.

Loans receivable, net, including loans held for sale, increased $27.1 million or 5.7% to $506.3 million at March 31, 2021 from $479.2 million at December 31, 2020, primarily due to PPP loans originated during the period. Loan balances in all loan categories increased, with the exception of consumer loans, which declined $1.4 million or 2.5% to $54.0 million at March 31, 2021 from $55.3 million at December 31, 2020. Commercial real estate loans increased $16.4 million or 5.5% to $315.7 million at March 31, 2021 from $299.3 million at December 31, 2020. Residential real estate loans increased $1.4 million or 1.8% to $80.3 million at March 31, 2021 from $78.9 million at December 31, 2020. Commercial business loans increased $2.0 million or 10.4% to $21.7 million at March 31, 2021 from $19.7 million at December 31, 2020. Loans held for sale increased $779,000 or 13.7% to $6.5 million at March 31, 2021 from $5.7 million at December 31, 2020.

OREO decreased $349,000 or 69.9% to $150,000 at March 31, 2021 from $499,000 at December 31, 2020 due to the sale of two OREO properties during the three months ended March 31, 2021, with a combined book value of $349,000. At March 31, 2021, OREO consisted of one commercial land property located in Aiken, South Carolina.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $51.7 million or 5.6% to $969.8 million at March 31, 2021 from $918.1 million at December 31, 2020. This growth was primarily due to proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of the ongoing COVID-19 pandemic. The $52.6 million increase in demand accounts was partially offset by a $898,000 decrease in certificate accounts during the first quarter of 2021. The balance, weighted average rates and increases and decreases in deposit accounts at March 31, 2021 and December 31, 2020 are shown below.

	3/31/2021		12/31/2020		Increase (Decrease)
(Dollars in thousands)	Balance	Weighted Rate	Balance	Weighted Rate	$	%
Demand Accounts:
Checking	$401,421	0.05%	$372,070	0.05%	$29,351	7.9%
Money Market	307,704	0.16	291,068	0.16	16,636	5.7
Savings	81,050	0.14	74,433	0.14	6,617	8.9
Total	$790,175	0.10%	$737,571	0.10%	$52,604	7.1%
Certificate Accounts
0.00 – 0.99%	$141,619		$122,712		$18,907	15.4%
1.00 – 1.99%	28,834		46,620		(17,786)	(38.2)
2.00 – 2.99%	9,174		11,193		(2,019)	(18.0)
Total	$179,627	0.60%	$180,525	0.77%	$(898)	(0.5)%
Total Deposits	$969,802	0.19%	$918,096	0.23%	$51,706	5.6%

Included in certificate accounts were $16.0 million in brokered deposits at both March 31, 2021 and December 31, 2020, respectively, with a weighted average interest rate of 0.37% at both dates.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

(Dollars in thousands)	3/31/2021		12/31/2020		(Decrease) Increase
Year Due:	Balance	Rate	Balance	Rate	$	%
2021	$25,000	1.97%	$25,000	1.98%	$—	—%
2023	10,000	1.45	10,000	1.46	—	—
Total Advances	$35,000	1.83%	$35,000	1.83%	$—	—%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $106.1 million and $105.7 million, respectively, at March 31, 2021 and $104.7 million and $106.2 million, respectively, at December 31, 2020.
There were no callable FHLB advances at March 31, 2021. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Borrowings From the Federal Reserve Bank
At March 31, 2021, the Bank had no borrowings from the "discount window" of the Federal Reserve Bank of Atlanta compared to $48.7 million at December 31, 2020. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.  At March 31, 2021, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $86.4 million and $90.1 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $20.5 million in other borrowings at March 31, 2021, an increase of $7.4 million or 56.3% from $13.1 million at December 31, 2020. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.15% at both March 31, 2021 and December 31, 2020.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $30.1 million and $30.2 million, respectively, at March 31, 2021 and $26.6 million and $26.8 million, respectively, at December 31, 2020.

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.88% at March 31, 2021 compared to 1.92% at December 31, 2020. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

Subordinated Debentures
In November 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”).
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity
Shareholders’ equity decreased $2.6 million or 2.4% to $109.3 million at March 31, 2021 from $111.9 million at December 31, 2020. The decrease was attributable a $5.5 million decrease in accumulated other comprehensive income, net of tax and $358,000 in dividends paid to common shareholders during the three months ended March 31, 2021. The decrease in net accumulated other comprehensive income was related to the unrecognized loss in value of investment and mortgage-backed securities during the three months ended March 31, 2021. These decreases in equity were partially offset by net income of $3.2 million during the three months ended March 31, 2021. Book value per common share was $33.59 at March 31, 2021 compared to $34.40 at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Month Periods Ended March 31, 2021 and 2020

Net Income

Net income increased $2.1 million or 198.7% to $3.2 million or $0.98 per basic common share for the quarter ended March 31, 2021 compared to $1.1 million or $0.34 per basic common share for the quarter ended March 31, 2020. The increase in net income was primarily the result of decreases in interest expense and loan loss provision expense during the first quarter of 2021.
Net Interest Income
Net interest income increased $1.1 million or 16.6% to $8.0 million during the quarter ended March 31, 2021, compared to $6.9 million for the same period in 2020. During the quarter ended March 31, 2021, average interest-earning assets increased $167.3 million or 18.1% to $1.1 billion from $926.2 million for the same period in 2020, while average interest-bearing liabilities increased $60.1 million or 7.4% to $868.9 million for the quarter ended March 31, 2021 from $808.8 million for the comparable period in 2020. The Company's net interest margin was 2.96% for the quarter ended March 31, 2021 compared to 2.99% for the first quarter in 2020. The Company's net interest spread on a tax equivalent basis remained flat at 2.85% for the quarters ended March 31, 2021 and 2020.

In response to COVID-19, the Federal Reserve reduced the targeted Federal Funds Rate by 150 basis points during March 2020 to a range of 0.00% to 0.25%, where it remains at March 31, 2021. The effect of changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are based on local competition and not tied to a specific market-based index. Interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the effects of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2021 and 2020:

	Quarter Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Income
	2021		2020
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$504,393	5.14%	$457,023	5.36%	$47,370	$362
Mortgage-Backed Securities	281,205	1.97	233,124	2.83	48,081	(269)
Investment Securities(2)	305,955	1.69	224,739	2.36	81,216	(29)
Overnight Time and Certificates of Deposit	1,958	0.31	11,338	1.52	(9,380)	(42)
Total Interest-Earning Assets	$1,093,511	3.35%	$926,224	3.95%	$167,287	$22
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended March 31, 2021 and 2020. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $65,781 and $45,889 for the quarters ended March 31, 2021 and 2020, respectively.
Despite a $167.3 million increase in average interest-earning assets, total tax equivalent interest income increased just $22,000 to $9.2 million for the quarter ended March 31, 2021 compared to 2020 due to a 60 basis point decline in the average yield on interest-earning assets. Total interest income on loans increased $362,000 or 5.9% to $6.5 million for the quarter ended March 31, 2021 from $6.1 million for the first quarter of 2020. The increase was the result of a $47.4 million or 10.4% increase in the average loan portfolio balance, largely due to the origination of PPP loans, which was partially offset by a decrease of 22 basis points in the average yield. Interest income from MBS decreased $269,000 or 16.3% to $1.4 million during the quarter ended March 31, 2021 due to a 86 basis point decrease in the yield, which was partially offset by a $48.1 million increase in the average balance of these assets. Tax equivalent interest income from investment securities decreased $29,000 or 2.2% to $1.3 million during the quarter ended March 31, 2021 due to a decrease of 67 basis points in the average yield on investment securities, partially offset by a $81.2 million or 36.1% increase in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2021 and 2020.

	Quarter Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2021		2020
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$488,812	0.13%	$410,158	0.44%	$78,654	$(296)
Savings Accounts	76,818	0.08	52,886	0.16	23,932	(5)
Certificate Accounts	185,493	0.65	233,217	1.67	(47,724)	(673)
FHLB Advances and Other Borrowings (2)	82,641	0.92	72,909	1.40	9,732	(67)
Junior Subordinated Debentures	5,155	1.91	5,155	3.43	—	(20)
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Senior Convertible Debentures	—	—	4,516	7.24	(4,516)	(82)
Total Interest-Bearing Liabilities	$868,919	0.50%	$808,841	1.10%	$60,078	$(1,142)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $1.1 million or 51.4% to $1.1 million for the quarter ended March 31, 2021 compared to $2.2 million for the same period in 2020 due to a 60 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a $60.1 million or 7.4% increase in the average balance of these liabilities.
The largest decrease in interest expense was related to deposits. Despite a $78.7 million increase in the average balance of now and money market deposit accounts, the average cost of these deposits fell 31 basis points, resulting in a $296,000 decrease in interest expense during the first quarter of 2021 when compared to the first quarter in 2020. Interest expense on certificate accounts also decreased due to a lower average cost of 0.65% during the first quarter of 2021 combined with a $47.7 million decrease in the average balance. Interest expense on FHLB advances, FRB borrowings and repurchase agreements decreased $67,000 for the first quarter of 2021 due to a 47 basis point decline in the average cost, which was partially offset by a $9.7 million or 13.3% increase in the average balance of these interest-bearing liabilities.

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
The table below shows the changes in the allowance for loan losses for the quarters ended March 31, 2021 and 2020.

	Quarter Ended March 31,
(Dollars in thousands)	2021	2020
Beginning Balance	$12,843	$9,226
Provision for Loan Losses	(870)	700
Charge-offs	(45)	(82)
Recoveries	19	28
Net Charge-offs	$(26)	$(54)
Ending Balance	$11,947	$9,872

At Period End:	3/31/2021	3/31/2020
Impaired Loans	$2,589	$3,274
Gross Loans Receivable, Held For Investment (1)	$511,726	$464,430
Total Loans Receivable, Net	$506,252	$459,967
Allowance For Loan Losses as a % of Impaired Loans	461.4%	301.5%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.3%	2.1%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net charge-offs of $26,000, or 0.02% of gross loans on an annualized basis, for the quarter ended March 31, 2021 compared to $54,000, or 0.05% of gross loans on an annualized basis, for the first quarter in 2020. We had a negative provision for loan losses of $870,000 for the quarter ended March 31, 2021, compared to provision expense of $700,000 for the first quarter of 2020. The negative provision for the first quarter of 2021 resulted from a reduction in qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of March 31, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income
Non-interest income remained relatively unchanged at $2.8 million for both the three months ended March 31, 2021 and 2020. The table below summarizes the changes in non-interest income.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Gain on Sale of MBS & Investment Securities	$—	$706,743	$(706,743)	(100.0)%
Gain on Sale of Loans	1,071,481	502,851	568,630	113.1
Service Fees on Deposit Accounts	231,934	285,075	(53,141)	(18.6)
Commissions From Insurance Agency	130,503	148,031	(17,528)	(11.8)
BOLI Income	165,000	135,000	30,000	22.2
Trust Income	309,139	299,325	9,814	3.3
Check Card Fee Income	519,843	354,099	165,744	46.8
Grant Income	—	58,340	(58,340)	(100.0)
Other	345,752	306,426	39,326	12.8
Total Non-Interest Income	$2,773,652	$2,795,890	$(22,238)	(0.8)%
The increase in non-interest income was primarily attributable to a decrease in net gain on sale of MBS and investment securities, which was substantially offset by an increase in gain on sale of loans. There were no sales of MBS and investment securities, and therefore, no gain on sales during the quarter ended March 31, 2021 compared to a net gain on sale of MBS and investment securities of $707,000 for the first quarter of 2020. Gain on sale of loans increased $569,000 or 113.1% as the dollar volume of loans sold to investors increased, reflecting increased refinance activity of residential loans.

Non-Interest Expense
Non-interest expense remained substantially unchanged at $7.6 million for both the three months ended March 31, 2021 and 2020. The following table summarizes the changes in non-interest expense:

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Compensation and Employee Benefits	$4,869,246	$4,674,047	$195,199	4.2%
Occupancy	621,282	591,609	29,673	5.0
Advertising	199,402	263,003	(63,601)	(24.2)
Depreciation and Maintenance of Equipment	802,847	690,930	111,917	16.2
FDIC Insurance Premiums	68,616	16,080	52,536	326.7
Net (Recovery) Cost of Operation of OREO	(103,667)	12,740	(116,407)	(913.7)
Consulting	168,910	194,423	(25,513)	(13.1)
Debit Card Expense	258,663	306,180	(47,517)	(15.5)
Other	724,385	894,574	(170,189)	(19.0)
Total Non-Interest Expense	$7,609,684	$7,643,586	$(33,902)	(0.4)%

Compensation and employee benefits expenses increased $195,000 or 4.2% to $4.9 million for the quarter ended March 31, 2021 compared to $4.7 million for the same period last year due to general annual cost of living increases, an increase in commissions and incentives on mortgage loan production, and an increase in the number of full time equivalent employees as a result of our growth and expansion into the Augusta, Georgia market.
Depreciation and maintenance of equipment increased $112,000 or 16.2% to $803,000 for the quarter ended March 31, 2021 compared to $691,000 for the quarter ended March 31, 2020 due to additional capital expenses related to our new e-branch as well as our newest branch in the metro Augusta, Georgia area, which is scheduled to open later this year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company had a net recovery of $104,000 from the operation of OREO properties during the quarter ended March 31, 2021 compared to a net cost of $13,000 during the quarter ended March 31, 2020. This includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during each period.

Provision For Income Taxes
The provision for income taxes increased $611,000 or 231.6% to $875,000 for the quarter ended March 31, 2021 from $264,000 for the same period in 2020 due to higher net income before taxes in 2021 and purchased state tax credits, which reduced income taxes in 2020. Pre-tax net income was $4.1 million for the quarter ended March 31, 2021 compared to $1.3 million for the first quarter of 2020. The Company’s combined federal and state effective income tax rate was 21.6% and 19.9% for the quarters ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021 loan disbursements exceeded loan repayments resulting in a $27.1 million or 5.7% increase in total net loans receivable. Also during the three months ended March 31, 2021, deposits increased $51.7 million or 5.6% and FHLB advances remained unchanged at $35.0 million. The Bank had $316.4 million in additional borrowing capacity at the FHLB at the end of the period. The Bank also has secured a $86.4 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $90.1 million. At March 31, 2021, the Bank had no outstanding borrowings at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at March 31, 2021.

The Bank has the ability to supplement its liquidity by its participation in the Federal Reserve’s Paycheck Protection Liquidity Facility (“PPPLF”) pursuant to which the Bank could pledge PPP loans as collateral at face value to obtain FRB non-recourse loans. While the Bank currently does not intend to use the PPPLF, as the Bank held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to the COVID-19 pandemic, the Bank will continue to evaluate its options. At March 31, 2021, the Bank had $125.1 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2021, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.4%, 9.8%, 18.4%, and 19.7%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2021 the Bank’s conservation buffer was 11.7%. For additional details, see “Footnote – Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2021.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$1,957	$3,574	$48,989	$54,520	$82,433	$136,953
Standby Letters of Credit	186	50	1,251	1,487	409	1,896
Total	$2,143	$3,624	$50,240	$56,007	$82,842	$138,849

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2020 Form 10-K.
For the three months ended March 31, 2021, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.85%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Loss; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
______________________
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
    SECURITY FEDERAL CORPORATION

Date:	May 14, 2021	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2021	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative