Form 10-Q
period 2021-06-30
SECURITY FEDERAL CORP
filed 2021-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2021	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$13,147,003	$18,025,409
Certificates of Deposit with Other Banks	100,005	350,005
Investments and Mortgage-Backed Securities ("MBS"):
Available For Sale ("AFS")	600,587,107	589,324,401
Held To Maturity ("HTM") (Fair Value of $18,709,669 and $19,205,287 at June 30, 2021 and December 31, 2020, Respectively)	18,090,623	18,254,394
Total Investments and MBS	618,677,730	607,578,795
Loans Receivable, Net:
Held For Sale	4,778,107	5,693,400
Held For Investment (Net of Allowance of $11,423,760 and $12,842,896 at June 30, 2021 and December 31, 2020, Respectively)	498,508,544	473,473,972
Total Loans Receivable, Net	503,286,651	479,167,372
Accrued Interest Receivable:
Loans	1,353,637	1,252,023
Mortgage-Backed Securities	647,985	631,449
Investment Securities	1,723,185	1,614,077
Total Accrued Interest Receivable	3,724,807	3,497,549
Operating Lease Right-of-Use Assets	2,168,873	2,351,661
Premises and Equipment, Net	26,184,218	26,575,257
Federal Home Loan Bank ("FHLB") Stock, at Cost	960,700	2,354,000
Other Real Estate Owned ("OREO")	149,700	498,610
Bank Owned Life Insurance ("BOLI")	26,404,897	26,074,897
Goodwill	1,199,754	1,199,754
Other Assets	4,134,212	4,036,831
Total Assets	$1,200,138,550	$1,171,710,140
LIABILITIES:
Deposit Accounts	$994,355,258	$918,096,235
Advance Payments By Borrowers for Taxes and Insurance	420,233	206,110
Advances from FHLB	10,000,000	35,000,000
Borrowings from Federal Reserve Bank ("FRB")	10,650,000	48,700,000
Other Borrowings	24,227,470	13,117,030
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,204,026	2,380,269
Other Liabilities	7,871,569	7,149,750
Total Liabilities	$1,084,883,556	$1,059,804,394
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,453,817 and 3,252,884, respectively, at June 30, 2021 and December 31, 2020	$34,538	$34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	10,902,899	12,940,950
Retained Earnings	90,418,082	85,030,783
Total Shareholders' Equity	$115,254,994	$111,905,746
Total Liabilities and Shareholders' Equity	$1,200,138,550	$1,171,710,140

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income:
Loans	$6,293,533	$6,437,349	$12,777,412	$12,559,220
Mortgage-Backed Securities	1,334,700	1,602,695	2,716,228	3,252,781
Investment Securities	1,087,621	1,052,300	2,318,159	2,332,442
Other	1,547	6,303	3,049	49,331
Total Interest Income	8,717,401	9,098,647	17,814,848	18,193,774
Interest Expense:
NOW and Money Market Accounts	163,158	277,774	316,375	727,049
Savings Accounts	17,774	22,372	33,714	42,988
Certificate Accounts	230,070	810,857	530,980	1,784,895
FHLB Advances and Other Borrowed Money	149,223	220,665	338,386	476,340
Senior Convertible Debentures	—	—	—	81,796
Subordinated Debentures	393,750	393,750	787,500	787,500
Junior Subordinated Debentures	24,400	30,822	49,019	75,008
Total Interest Expense	978,375	1,756,240	2,055,974	3,975,576
Net Interest Income	7,739,026	7,342,407	15,758,874	14,218,198
Provision For Loan Losses	(735,000)	700,000	(1,605,000)	1,400,000
Net Interest Income After Provision For Loan Losses	8,474,026	6,642,407	17,363,874	12,818,198
Non-Interest Income:
Gain on Sale of MBS and Investment Securities	—	486,577	—	1,193,320
Gain on Sale of Loans	1,018,934	806,415	2,090,415	1,309,266
Service Fees on Deposit Accounts	219,174	188,401	451,108	473,476
Commissions From Insurance Agency	149,923	163,745	280,426	311,776
Trust Income	337,343	238,895	646,482	538,220
BOLI Income	165,000	135,000	330,000	270,000
ATM & Check Card Fee Income	610,626	509,514	1,195,648	917,770
Grant Income	—	87,164	—	145,504
Other	186,492	190,276	467,065	442,545
Total Non-Interest Income	2,687,492	2,805,987	5,461,144	5,601,877
Non-Interest Expense:
Compensation and Employee Benefits	4,518,180	4,236,956	9,387,426	8,911,003
Occupancy	659,532	603,335	1,280,814	1,194,944
Advertising	195,837	188,018	395,239	451,021
Depreciation and Maintenance of Equipment	770,894	746,635	1,573,741	1,437,565
FDIC Insurance Premiums	72,720	—	141,336	16,080
Net Recovery from Operation of OREO	(67,173)	(18,020)	(170,840)	(5,280)
Consulting	161,404	178,444	330,314	372,867
Debit Card Expense	316,260	225,602	574,923	531,782
Telephone	102,840	120,626	213,116	236,986
Postage	68,573	69,125	131,131	155,206
General Insurance	88,123	81,321	170,960	164,665
Other	558,866	558,889	1,027,580	1,167,678
Total Non-Interest Expense	7,446,056	6,990,931	15,055,740	14,634,517
Income Before Income Taxes	3,715,462	2,457,463	7,769,278	3,785,558
Provision For Income Taxes	791,320	441,132	1,666,344	705,040
Net Income	2,924,142	2,016,331	6,102,934	3,080,518
Net Income Per Common Share (Basic)	$0.90	$0.62	$1.88	$0.97
Cash Dividend Per Share on Common Stock	$0.11	$0.10	$0.22	$0.20
Weighted Average Shares Outstanding (Basic)	3,252,884	3,252,884	3,252,884	3,172,669
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2021	2020
Net Income	$2,924,142	$2,016,331
Other Comprehensive Income:
Unrealized Holding Gains on Securities AFS, Net of Taxes of $1,107,534 and $3,097,343 at June 30, 2021 and 2020, Respectively	3,426,447	9,490,255
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $121,644 at June 30, 2020	—	(364,933)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $313 and $(2,075) at June 30, 2021 and 2020, Respectively	938	(6,225)
Other Comprehensive Income, Net of Tax	3,427,385	9,119,097
Comprehensive Income	$6,351,527	$11,135,428

	Six Months Ended June 30,
	2021	2020
Net Income	$6,102,934	$3,080,518
Other Comprehensive (Loss) Income:
Unrealized Holding (Losses) Gains on Securities AFS Net of Taxes of $(664,332) and $2,556,079 at June 30, 2021 and 2020, Respectively	(2,036,955)	7,866,288
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $298,330 at June 30, 2020	—	(894,990)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(365) and $(3,855) at June 30, 2021 and 2020, Respectively	(1,096)	(11,564)
Other Comprehensive (Loss) Income, Net of Tax	(2,038,051)	6,959,734
Comprehensive Income	$4,064,883	$10,040,252

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Conversion of Senior Convertible Debentures, 295,600 shares of common stock	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389
Net Income	—	—	—	—	2,016,331	2,016,331
Other Comprehensive Income, Net of Tax	—	—	—	9,119,097	—	9,119,097
Cash Dividends on Common Stock	—	—	—	—	(325,289)	(325,289)
Balance at June 30, 2020	$34,538	$18,230,187	$(4,330,712)	$11,427,261	$81,711,254	$107,072,528

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285
Net Income	—	—	—	—	2,924,142	2,924,142
Other Comprehensive Income, Net of Tax	—	—	—	3,427,385		3,427,385
Cash Dividends on Common Stock	—	—	—	—	(357,818)	(357,818)
Balance at June 30, 2021	$34,538	$18,230,187	$(4,330,712)	$10,902,899	$90,418,082	$115,254,994

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,102,934	$3,080,518
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	981,263	936,139
Discount Accretion and Premium Amortization, net	3,267,954	2,255,935
Provision for Loan Losses	(1,605,000)	1,400,000
Earnings on BOLI	(330,000)	(270,000)
Gain on Sales of Loans	(2,090,415)	(1,309,266)
Gain on Sales of Investment Securities and MBS	—	(1,193,320)
Gain on Sales of OREO	(105,422)	(23,007)
Amortization of Operating Lease Right-of-Use Assets	182,788	187,002
Amortization of Deferred Loan Costs, net	1,894,199	371,886
Proceeds From Sale of Loans Held For Sale	64,892,907	41,597,366
Origination of Loans Held For Sale	(61,887,199)	(42,453,324)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(101,614)	(1,245,887)
MBS	(16,536)	(24,016)
Investment Securities	(109,108)	275,557
Increase in Advance Payments By Borrowers	214,123	293,911
Increase in Other, Net	1,111,430	795,549
Net Cash Provided By Operating Activities	$12,402,304	$4,675,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(38,774,193)	$(50,610,348)
Proceeds from Paydowns, Maturities and Sales of MBS AFS	28,080,269	21,546,195
Purchase of MBS Held To Maturity ("HTM")	(1,941,482)	—
Proceeds from Payments and Maturities of MBS HTM	2,023,047	2,271,470
Purchase of Investment Securities AFS	(25,120,248)	(46,571,411)
Proceeds from Paydowns, Maturities and Sales of Investment Securities AFS	18,664,432	26,631,818
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,000	—
Purchase of FHLB Stock	—	(6,031,400)
Redemption of FHLB Stock	1,393,300	5,895,100
Increase in Loans Receivable	(25,323,771)	(81,214,022)
Proceeds From Sale of OREO	454,332	536,047
Purchase and Improvement of Premises and Equipment	(590,224)	(767,610)
Net Cash Used By Investing Activities	$(40,884,538)	$(128,314,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$76,259,023	$103,778,075
Proceeds from FHLB Advances	—	226,285,000
Repayment of FHLB Advances	(25,000,000)	(221,923,000)
Increase in Other Borrowings, Net	11,110,440	9,373,253
Redemption of Senior Convertible Debentures	—	(132,000)
Proceeds from FRB Borrowings	171,515,000	19,900,000
Repayment of FRB Borrowings	(209,565,000)	(10,200,000)
Proceeds from Employee Stock Purchases	—	12,968
Dividends to Common Stock Shareholders	(715,635)	(650,697)
Net Cash Provided By Financing Activities	$23,603,828	$126,443,599
Net (Decrease) Increase in Cash and Cash Equivalents	(4,878,406)	2,804,481
Cash and Cash Equivalents at Beginning of Period	18,025,409	12,536,311
Cash and Cash Equivalents at End of Period	$13,147,003	$15,340,792

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,323,087	$4,184,818
Cash Paid for Income Taxes	1,705,442	—
Non-Cash Transactions:
Transfers From Loans Receivable to OREO	—	19,600
Conversion of Senior Convertible Debentures	—	5,912,000
Other Comprehensive (Loss) Income	(2,038,051)	6,959,734
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2020 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2021 or 2020; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,924,142	3,252,884	$0.90	$2,016,331	3,252,884	$0.62

	Six Months Ended June 30,
	2021			2020
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$6,102,934	3,252,884	$1.88	$3,080,518	3,172,669	$0.97

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2021 and 2020, the Company had no options outstanding and there was no activity during both the six months ended June 30, 2021 and 2020. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$62,009,524	$568,036	$96,097	$62,481,463
Small Business Administration (“SBA”) Bonds	149,915,729	1,235,895	838,557	150,313,067
Tax Exempt Municipal Bonds	44,837,867	5,497,373	—	50,335,240
Taxable Municipal Bonds	51,971,969	1,364,499	309,025	53,027,443
Mortgage-Backed Securities	277,366,500	8,222,917	1,159,523	284,429,894
Total Available For Sale	$586,101,589	$16,888,720	$2,403,202	$600,587,107

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$61,244,212	$220,239	$382,986	$61,081,465
SBA Bonds	153,565,023	797,456	1,057,454	153,305,025
Tax Exempt Municipal Bonds	42,793,179	6,023,263	—	48,816,442
Taxable Municipal Bonds	46,680,301	1,743,322	75,168	48,348,455
Mortgage-Backed Securities	267,854,880	10,672,412	754,278	277,773,014
Total Available For Sale	$572,137,595	$19,456,692	$2,269,886	$589,324,401

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

At June 30, 2021, AFS Ginnie Mae mortgage-backed securities had an amortized cost and fair value of $109.5 million and $111.0 million, respectively, compared to an amortized cost and fair value of $91.7 million and $93.4 million, respectively, at December 31, 2020.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2021 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $32.3 million and $32.7 million, compared to an amortized cost and fair value of $37.0 million and $37.7 million at December 31, 2020, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2021 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2021
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$142,477	$137,897
After One – Five Years	6,927,928	6,944,786
After Five – Ten Years	87,928,114	88,881,575
More Than Ten Years	213,736,570	220,192,955
Mortgage-Backed Securities	277,366,500	284,429,894
Total Available For Sale	$586,101,589	$600,587,107

At June 30, 2021 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $297.0 million and $307.8 million, respectively, compared to an amortized cost and fair value of $263.3 million and $274.4 million, respectively, at December 31, 2020.

There were no sales of available for sale securities during the six months ended June 30, 2021. The Bank received $9.3 million and $20.4 million in gross proceeds from sales of available for sale securities during the three and six months ended June 30, 2020, respectively. As a result, the Company recognized gross gains of $487,000 and $1.2 million during the three and six months ended June 30, 2020, respectively, and no gross losses during the three and six months ended June 30, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$2,940,355	$5,772	$15,886,608	$90,325	$18,826,963	$96,097
SBA Bonds	30,907,292	525,695	40,220,055	312,862	71,127,347	838,557
Taxable Municipal Bonds	11,892,198	294,826	2,532,001	14,199	14,424,199	309,025
Mortgage-Backed Securities	66,944,880	1,101,376	10,044,255	58,147	76,989,135	1,159,523
	$112,684,725	$1,927,669	$68,682,919	$475,533	$181,367,644	$2,403,202

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,196,541	$46,207	$29,460,703	$336,779	$36,657,244	$382,986
SBA Bonds	39,843,800	653,518	43,907,816	403,936	83,751,616	1,057,454
Taxable Municipal Bond	7,092,538	75,168	—	—	7,092,538	75,168
Mortgage-Backed Securities	51,941,025	655,213	9,542,092	99,065	61,483,117	754,278
	$106,073,904	$1,430,106	$82,910,611	$839,780	$188,984,515	$2,269,886

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At June 30, 2021 and December 31, 2020, 19.8% and 37.0% of the unrealized losses, representing 76 and 88 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The majority of the securities in loss positions are adjustable rate Student Loan Pools and SBA Bonds. The secondary market on these securities have less liquidity than other agency securities. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2021.

7. Investment and Mortgage-Backed Securities, Held to Maturity
At June 30, 2021 and December 31, 2020, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$18,090,623	$752,263	$133,217	$18,709,669
Total Held To Maturity	$18,090,623	$752,263	$133,217	$18,709,669

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$18,254,394	$984,015	$33,122	$19,205,287
Total Held To Maturity	$18,254,394	$984,015	$33,122	$19,205,287
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At June 30, 2021, the Bank held an amortized cost and fair value of $6.7 million and $7.2 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $8.1 million and $8.7 million, respectively, at December 31, 2020. The Company has not invested in any private label mortgage-backed securities classified as held to maturity. At June 30, 2021, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $11.7 million and $12.4 million, respectively, compared to an amortized cost and fair value of $13.4 million and $14.3 million, respectively, at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$5,462,706	$132,735	$770,105	$482	$6,232,811	$133,217
	$5,462,706	$132,735	$770,105	$482	$6,232,811	$133,217
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  At both June 30, 2021 and December 31, 2020, there was only one security in a continuous loss position for 12 months or more, which represented 0.4% and 1.6% of the unrealized losses at June 30, 2021 and December 31, 2020, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2021	December 31, 2020
Residential Real Estate Loans	$80,071,994	$78,907,159
Consumer Loans	56,553,972	55,335,425
Commercial Business Loans	30,256,812	19,704,862
Commercial Real Estate Loans	309,876,227	299,299,647
Paycheck Protection Program ("PPP") Loans	58,858,887	47,105,618
Total Loans Held For Investment	535,617,892	500,352,711
Loans Held For Sale	4,778,107	5,693,400
Total Loans Receivable, Gross	540,395,999	506,046,111
Less:
Allowance For Loan Losses	11,423,760	12,842,896
Loans in Process	21,802,334	12,197,417
Deferred Loan Fees	3,883,254	1,838,426
	37,109,348	26,878,739
Total Loans Receivable, Net	$503,286,651	$479,167,372

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued
During the year ended December 31, 2020, the Bank participated in the initial SBA Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) signed into law on March 27, 2020 to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. PPP loans are fully guaranteed by the SBA. Loan originations under the initial PPP ended in August 2020. The Consolidated Appropriations Act, 2021 (“CAA 2021”) enacted on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP.
As of June 30, 2021, the Bank had originated nearly 2,800 PPP loans to new and existing customers, totaling approximately $127.6 million. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The maturity date of a PPP loan is either two or five years from the date of loan origination. As of June 30, 2021, we have recognized $3.0 million in PPP loans fees, including $1.8 million recognized in the six months ended June 30, 2021. The balance of unamortized net deferred fees on PPP loans was $3.3 million at June 30, 2021 compared to $1.4 million at December 31, 2020. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA, PPP loans are excluded from our allowance for loan losses calculation. There were 1,515 PPP loans totaling $58.9 million in our loan portfolio at June 30, 2021.
The balance of unamortized net deferred fees on PPP loans was $3.3 million at June 30, 2021 compared to $1.4 million at December 31, 2020. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA, PPP loans are excluded from our allowance for loan losses calculation.
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
The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at June 30, 2021 and December 31, 2020.

June 30, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$66,014,607	$10,464,424	$567,409	$3,025,554	$80,071,994
Consumer	43,733,684	11,013,908	969,614	836,766	56,553,972
Commercial Business	21,820,910	8,136,793	68,402	230,707	30,256,812
Commercial Real Estate	228,033,904	60,486,268	16,861,345	4,494,710	309,876,227
PPP	58,858,887	—	—	—	58,858,887
Total	$418,461,992	$90,101,393	$18,466,770	$8,587,737	$535,617,892

December 31, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$65,437,564	$9,675,300	$799,446	$2,994,849	$78,907,159
Consumer	42,926,887	10,525,814	891,107	991,617	55,335,425
Commercial Business	15,315,677	3,851,517	309,100	228,568	19,704,862
Commercial Real Estate	221,696,863	56,642,660	16,349,302	4,610,822	299,299,647
PPP	47,105,618	—	—	—	47,105,618
Total	$392,482,609	$80,695,291	$18,348,955	$8,825,856	$500,352,711

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued
The tables below present an age analysis of past due balances by loan category at June 30, 2021 and December 31, 2020:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$438,674	$151,481	$590,155	$79,481,839	$80,071,994
Consumer	182,207	5,150	73,991	261,348	56,292,624	56,553,972
Commercial Business	138,280	—	—	138,280	30,118,532	30,256,812
Commercial Real Estate	2,335,647	607,619	530,089	3,473,355	306,402,872	309,876,227
PPP	—	—	—	—	58,858,887	58,858,887
Total	$2,656,134	$1,051,443	$755,561	$4,463,138	$531,154,754	$535,617,892

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$152,634	$160,152	$312,786	$78,594,373	$78,907,159
Consumer	292,498	30,610	91,870	414,978	54,920,447	55,335,425
Commercial Business	49,554	—	7,152	56,706	19,648,156	19,704,862
Commercial Real Estate	735,456	346,850	550,409	1,632,715	297,666,932	299,299,647
PPP	—	—	—	—	47,105,618	47,105,618
Total	$1,077,508	$530,094	$809,583	$2,417,185	$497,935,526	$500,352,711

At June 30, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2021 compared to December 31, 2020:

	June 30, 2021		December 31, 2020		(Decrease) Increase
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$1,361,321	0.3%	$1,682,240	0.4%	$(320,919)	(19.1)%
Consumer	300,020	0.1	402,878	0.1	(102,858)	(25.5)
Commercial Business	89,250	—	100,408	—	(11,158)	(11.1)
Commercial Real Estate	1,307,600	0.3	939,946	0.2	367,654	39.1
Total Non-accrual Loans	$3,058,191	0.7%	$3,125,472	0.7%	$(67,281)	(2.2)%
(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,228,610	$1,201,154	$1,131,285	$8,385,824	$11,946,873
Provision for Loan Losses	(154,894)	(75,763)	427,288	(931,631)	(735,000)
Charge-Offs	—	(19,415)	—	—	(19,415)
Recoveries	24,276	59,381	708	146,937	231,302
Ending Balance	$1,097,992	$1,165,357	$1,559,281	$7,601,130	$11,423,760

	Six Months Ended June 30, 2021
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,528,948	$1,298,655	$1,165,033	$8,850,260	$12,842,896
Provision for Loan Losses	(455,302)	(144,282)	399,291	(1,404,707)	(1,605,000)
Charge-Offs	—	(57,692)	(6,699)	—	(64,391)
Recoveries	24,346	68,676	1,656	155,577	250,255
Ending Balance	$1,097,992	$1,165,357	$1,559,281	$7,601,130	$11,423,760

	Three Months Ended June 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,470,338	$1,328,285	$612,718	$6,460,497	$9,871,838
Provision for Loan Losses	61,866	26,726	27,013	584,395	700,000
Charge-Offs	—	(55,886)	—	—	(55,886)
Recoveries	600	18,609	—	141,110	160,319
Ending Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271

	Six Months Ended June 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	141,010	168,670	130,015	960,305	1,400,000
Charge-Offs	—	(102,993)	(35,048)	—	(138,041)
Recoveries	1,200	41,208	—	146,330	188,738
Ending Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated.

	Allowance For Loan Losses
June 30, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,097,992	$1,097,992
Consumer	—	1,165,357	1,165,357
Commercial Business	—	1,559,281	1,559,281
Commercial Real Estate	—	7,601,130	7,601,130
Total	$—	$11,423,760	$11,423,760

	Allowance For Loan Losses
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,528,948	$1,528,948
Consumer	—	1,298,655	1,298,655
Commercial Business	—	1,165,033	1,165,033
Commercial Real Estate	—	8,850,260	8,850,260
Total	$—	$12,842,896	$12,842,896

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,122,369	$78,949,625	$80,071,994
Consumer	154,465	56,399,507	56,553,972
Commercial Business	53,046	30,203,766	30,256,812
Commercial Real Estate	1,105,495	308,770,732	309,876,227
PPP	—	58,858,887	58,858,887
Total	$2,435,375	$533,182,517	$535,617,892

	Loans Receivable
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,284,303	$77,622,856	$78,907,159
Consumer	161,869	55,173,556	55,335,425
Commercial Business	53,047	19,651,815	19,704,862
Commercial Real Estate	720,111	298,579,536	299,299,647
PPP	—	47,105,618	47,105,618
Total	$2,219,330	$498,133,381	$500,352,711

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $2.6 million for the three months ended June 30, 2021 compared to $3.9 million for the three months ended June 30, 2020.

The following tables present information related to impaired loans by loan category at June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020. There was no allowance recorded related to any impaired loans at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential Real Estate	$1,122,369	$1,122,369	$—	$1,284,303	$1,284,303	$—
Consumer	154,465	162,765	—	161,869	170,169	—
Commercial Business	53,046	948,046	—	53,047	948,046	—
Commercial Real Estate	1,105,495	1,250,916	—	720,111	865,531	—
Total	$2,435,375	$3,484,096	$—	$2,219,330	$3,268,049	$—

	Three Months Ended June 30,
	2021		2020
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,217,428	$—	$1,826,881	$11,835
Consumer	155,905	—	178,355	—
Commercial Business	53,046	—	61,366	—
Commercial Real Estate	1,129,983	3,171	1,836,782	18,232
Total	$2,556,362	$3,171	$3,903,384	$30,067

	Six Months Ended June 30,
	2021		2020
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	1,242,528	—	1,837,270	13,030
Consumer	157,694	—	180,340	—
Commercial Business	53,046	—	62,669	—
Commercial Real Estate	1,132,767	5,027	1,856,463	33,792
Total	$2,586,035	$5,027	$3,936,742	$46,822

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
TDRs included in impaired loans at June 30, 2021 and December 31, 2020 had a combined balance of $714,000 and $315,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There was one new TDR modified during the six months ended June 30, 2021 and no TDRs in default at that date. The Bank considers any loan 30 days or more past due to be in default.
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

On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired. As of June 30, 2021, there were no loans still on deferral. At December 31, 2020, there were eight loans on deferral with a combined balance of $3.0 million.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.8%, 8.7%, 16.8% and 22.9%, respectively, at June 30, 2021.
Based on its capital levels at June 30, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$116,445	19.0%	$36,815	6.0%	$49,087	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	124,161	20.2%	49,087	8.0%	61,359	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	116,445	19.0%	27,612	4.5%	39,883	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	116,445	9.8%	47,367	4.0%	59,209	5.0%
December 31, 2020
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$109,673	18.6%	$35,330	6.0%	$47,107	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	117,101	19.9%	47,107	8.0%	58,884	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,673	18.6%	26,498	4.5%	38,275	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	109,673	9.8%	44,957	4.0%	56,197	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2021 the Bank’s conservation buffer was 12.2%.

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
Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2021, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.
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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2021, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2021 and December 31, 2020, the recorded investment in impaired loans was $2.4 million and $2.2 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$62,481,463	$—	$—	$61,081,465	$—
SBA Bonds	—	150,313,067	—	—	153,305,025	—
Tax Exempt Municipal Bonds	—	50,335,240	—	—	48,816,442	—
Taxable Municipal Bonds	—	53,027,443	—	—	48,348,455	—
Mortgage-Backed Securities	—	284,429,894	—	—	277,773,014	—
Total	$—	$600,587,107	$—	$—	$589,324,401	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	4,778,107	$—	$4,778,107
Collateral Dependent Impaired Loans (1)	—	—	2,435,375	2,435,375
Foreclosed Assets	—	—	149,700	149,700
Total	$—	$4,778,107	$2,585,075	$7,363,182

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	5,693,400	$—	$5,693,400
Collateral Dependent Impaired Loans (1)	—	—	2,216,948	2,216,948
Foreclosed Assets	—	—	498,610	498,610
Total	$—	$5,693,400	$2,715,558	$8,408,958
(1) Reported net of specific reserves. There were no specific reserves at June 30, 2021 and December 31, 2020.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2021 or December 31, 2020.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	June 30, 2021	December 31, 2020
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Collateral Dependent Impaired Loans	Appraised Value	Discount Rates/ Discounts to Appraised Values	22% - 97%	14% - 95%
Foreclosed Assets	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	19%	11% - 72%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020 presented in accordance with the applicable accounting guidance.

June 30, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$13,147	$13,147	$13,147	$—	$—
Certificates of Deposits with Other Banks	100	100	—	100	—
Investment and Mortgage-Backed Securities	618,678	619,297	—	619,297	—
Loans Receivable, Net	503,287	503,563	—	—	503,563
FHLB Stock	961	961	961	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$824,562	$824,562	$824,562	$—	$—
Certificate Accounts	170,580	171,056	—	171,056	—
Advances from FHLB	10,000	10,096	—	10,096	—
Borrowings from FRB	10,650	10,752	—	10,752	—
Other Borrowed Money	24,227	24,227	24,227	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2020	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$18,025	$18,025	$18,025	$—	$—
Certificates of Deposits with Other Banks	350	350	—	350	—
Investment and Mortgage-Backed Securities	607,579	608,530	—	608,530	—
Loans Receivable, Net	479,167	481,450	—	—	481,450
FHLB Stock	2,354	2,354	2,354	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$737,571	$737,571	$737,571	$—	$—
Certificate Accounts	180,525	181,487	—	181,487	—
Advances from FHLB	35,000	35,200	—	35,200	—
Borrowings from FRB	48,700	48,978		48,978
Other Borrowed Money	13,117	13,117	13,117	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At June 30, 2021, the Bank had $166.9 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Non-Interest Income, Continued
The following table presents the Company's non-interest income for the six months ended June 30, 2021 and 2020. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-interest income:
Service fees on deposit accounts	$219,174	$188,401	$451,108	$473,476
Check card fee income	610,626	509,514	1,195,648	917,770
Trust income	337,343	238,895	646,482	538,220
Insurance commissions (1)	149,923	163,745	280,426	311,776
Gain on sale of MBS and investment securities, net (1)	—	486,577	—	1,193,320
Gain on sale of loans, net (1)	1,018,934	806,415	2,090,415	1,309,266
BOLI income (1)	165,000	135,000	330,000	270,000
Grant income (1)	—	87,164	—	145,504
Other non-interest income (1)	186,492	190,276	467,065	442,545
Total non-interest income	$2,687,492	$2,805,987	$5,461,144	$5,601,877
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on five of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. During the six months ended June 30, 2021, the Company made cash payments in the amount of $223,000 for operating leases. The lease expense recognized during this period was $229,000 and the lease liability was reduced by $176,000. The weighted average lease term is five years and the weighted average discount rate used is 3.2%.

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
Response to COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Federal Reserve will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and U.S. and global economic conditions have shown signs of improvement since the beginning of the pandemic, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic persisted through the first half of this year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

In response to the current global situation surrounding the COVID-19 pandemic, the Bank has offered a variety of relief options designed to support our customers and the communities we serve.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Paycheck Protection Program ("PPP") Participation
During the six months ended June 30, 2021, the Bank received $40.6 million in PPP loan repayments compared to $28.2 million during 2020. As a result of these repayments, the Bank recognized $3.0 million in deferred PPP loan fees which increased net interest income, $1.8 million of which was recognized during the six months ended June 30, 2021.
At June 30, 2021, the Bank had $58.9 million in PPP loans remaining compared to $47.1 million at December 31, 2020. We expect that the great majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The balance of unamortized net deferred fees on PPP loans was $3.3 million at June 30, 2021 compared to $1.4 million at December 31, 2020.
Loan Modifications
Since March 31, 2020, the Bank approved modifications related to the COVID-19 pandemic on over 340 customer loans with a combined balance, net of deferred fees, of $114.9 million. The majority of these modifications were for commercial real estate loans. The primary method of relief was to allow the borrower a three to six month payment deferral. All of these deferrals have resumed regular principal and interest payments as of June 30, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at June 30, 2021 and December 31, 2020

Assets

Total assets increased $28.4 million or 2.4% to $1.2 billion at June 30, 2021 from $1.2 billion at December 31, 2020. Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	6/30/2021	12/31/2020	$	%
Cash and Cash Equivalents	$13,147	$18,025	$(4,878)	(27.1)%
Investments and MBS – AFS	600,587	589,324	11,263	1.9
Investments and MBS – HTM	18,091	18,254	(163)	(0.9)
Loans Receivable, Net	503,287	479,167	24,120	5.0
OREO	150	499	(349)	(69.9)
Operating Lease Right-of-Use Assets	2,169	2,352	(183)	(7.8)
Premises and Equipment, Net	26,184	26,575	(391)	(1.5)
FHLB Stock	961	2,354	(1,393)	(59.2)
BOLI	26,405	26,075	330	1.3
Goodwill	1,200	1,200	—	—
Other Assets	4,134	4,037	97	2.4

Cash and cash equivalents decreased $4.9 million or 27.1% to $13.1 million at June 30, 2021 from $18.0 million at December 31, 2020. Investment and mortgage-backed securities AFS increased $11.3 million or 1.9% to $600.6 million at June 30, 2021 from $589.3 million at December 31, 2020 as purchases of new investments and mortgage-backed securities AFS exceeded maturities and principal paydowns during the six months ended June 30, 2021. Investment and mortgage-backed securities HTM decreased $164,000 or 0.9% to $18.1 million at June 30, 2021 from $18.3 million at December 31, 2020 as a result of principal paydowns.

Loans receivable, net, including loans held for sale, increased $24.1 million or 5.0% to $503.3 million at June 30, 2021 from $479.2 million at December 31, 2020, primarily due to PPP loans and commercial business and real estate loans originated during the period. Loan balances in all loan categories increased, with the exception of loans held for sale, which decreased $915,000 or 16.1% to $4.8 million at June 30, 2021 from $5.7 million at December 31, 2020. Consumer loans grew $1.2 million or 2.2% to $56.6 million at June 30, 2021 from $55.3 million at December 31, 2020. Commercial real estate loans increased $10.6 million or 3.5% to $309.9 million at June 30, 2021 from $299.3 million at December 31, 2020. Residential real estate loans increased $1.2 million or 1.5% to $80.1 million at June 30, 2021 from $78.9 million at December 31, 2020. PPP loans increased $11.8 million or 25.0% to $58.9 million at June 30, 2021 from $47.1 million at December 31, 2020. Commercial business loans increased $10.6 million or 53.5% to $30.3 million at June 30, 2021 from $19.7 million at December 31, 2020.

OREO decreased $349,000 or 69.9% to $150,000 at June 30, 2021 from $499,000 at December 31, 2020 due to the sale of two OREO properties during the six months ended June 30, 2021, with a combined book value of $349,000. At June 30, 2021, OREO consisted of one commercial land property located in Aiken, South Carolina.

FHLB stock decreased $1.4 million or 59.2% to $1.0 million at June 30, 2021 from $2.4 million at December 31, 2020 as a result of a decrease in advances from the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $77.0 million or 8.4% to $995.1 million at June 30, 2021 from $918.1 million at December 31, 2020. This growth was primarily due to proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of the ongoing COVID-19 pandemic. The $87.0 million increase in demand accounts was partially offset by a $9.9 million decrease in certificate accounts during the first six months of 2021. The balance, weighted average rates and increases and decreases in deposit accounts at June 30, 2021 and December 31, 2020 are shown below.

	6/30/2021		12/31/2020		Increase (Decrease)
(Dollars in thousands)	Balance	Weighted Rate	Balance	Weighted Rate	$	%
Demand Accounts:
Checking	$417,145	0.05%	$372,070	0.05%	$45,075	12.1%
Money Market	320,390	0.16	291,068	0.16	29,322	10.1
Savings	87,027	0.14	74,433	0.14	12,594	16.9
Total	$824,562	0.10%	$737,571	0.10%	$86,991	11.8%
Certificate Accounts
0.00 – 0.99%	$144,584		$122,712		$21,872	17.8%
1.00 – 1.99%	19,663		46,620		(26,957)	(57.8)
2.00 – 2.99%	6,333		11,193		(4,860)	(43.4)
Total	$170,580	0.60%	$180,525	0.77%	$(9,945)	(5.5)%
Total Deposits	$995,142	0.18%	$918,096	0.23%	$77,046	8.4%

Included in certificate accounts were $10.0 million and $16.0 million in brokered deposits at June 30, 2021 and December 31, 2020, with a weighted average interest rate of 0.26% and 0.37%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

(Dollars in thousands)	6/30/2021		12/31/2020		Decrease
Year Due:	Balance	Rate	Balance	Rate	$	%
2021	$—	—%	$25,000	1.98%	$(25,000)	(100.0)%
2023	10,000	1.45	10,000	1.46	—	—
Total Advances	$10,000	1.45%	$35,000	1.83%	$(25,000)	(71.4)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $100.1 million and $100.6 million, at June 30, 2021 and $104.7 million and $106.2 million at December 31, 2020, respectively.
There were no callable FHLB advances at June 30, 2021. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Borrowings From the Federal Reserve Bank
At June 30, 2021, the Bank had $10.7 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta compared to $48.7 million at December 31, 2020. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.  At June 30, 2021, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $82.8 million and $86.8 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $24.2 million in other borrowings at June 30, 2021, an increase of $11.1 million or 84.7% from $13.1 million at December 31, 2020. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.15% at both June 30, 2021 and December 31, 2020.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $40.6 million and $40.8 million at June 30, 2021 and $26.6 million and $26.8 million at December 31, 2020, respectively.

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.82% at June 30, 2021 compared to 1.92% at December 31, 2020. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Shareholders’ Equity
Shareholders’ equity increased $3.3 million or 3.0% to $115.3 million at June 30, 2021 from $111.9 million at December 31, 2020. The increase was primarily attributable to net income of $6.1 million during the six months ended June 30, 2021, which was partially offset by a $2.0 million decrease in accumulated other comprehensive income, net of tax and $716,000 in dividends paid to common shareholders during the six months ended June 30, 2021. The decrease in net accumulated other comprehensive income was related to the unrecognized loss in value of investment and mortgage-backed securities during the six months ended June 30, 2021. Book value per common share was $35.43 at June 30, 2021 compared to $34.40 at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Month Periods Ended June 30, 2021 and 2020

Net Income

Net income increased $908,000 or 45.0% to $2.9 million or $0.90 per basic common share for the quarter ended June 30, 2021 compared to $2.0 million or $0.62 per basic common share for the quarter ended June 30, 2020. The increase in net income was primarily the result of decreases in interest expense and the provision for loan losses during the second quarter of 2021.
Net Interest Income
Net interest income increased $397,000 or 5.4% to $7.7 million during the quarter ended June 30, 2021, compared to $7.3 million for the same period in 2020. During the quarter ended June 30, 2021, average interest-earning assets increased $115.0 million or 11.5% to $1.1 billion from $1.0 billion for the same period in 2020, while average interest-bearing liabilities increased $36.0 million or 4.3% to $874.8 million for the quarter ended June 30, 2021 from $838.9 million for the comparable period in 2020. The Company's net interest margin was 2.80% for the quarter ended June 30, 2021 compared to 2.97% for the comparable period in 2020. The Company's net interest spread on a tax equivalent basis was 2.70% for the quarter ended June 30, 2021 compared to 2.83% for the quarter ended June 30, 2020.

In response to COVID-19, the Federal Reserve reduced the targeted Federal Funds Rate by 150 basis points during March 2020 to a range of 0.00% to 0.25%, where it remains at June 30, 2021. The effect of changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are based on local competition and not tied to a specific market-based index. Interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the effects of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2021 and 2020:

	Quarter Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2021		2020
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$516,277	4.88%	$514,333	5.01%	$1,944	$(144)
Mortgage-Backed Securities	287,595	1.86	246,182	2.60	41,413	(268)
Investment Securities(2)	310,442	1.49	237,155	1.92	73,287	20
Overnight Time and Certificates of Deposit	1,233	0.50	2,881	0.88	(1,648)	(5)
Total Interest-Earning Assets	$1,115,547	3.15%	$1,000,551	3.67%	$114,996	$(397)
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended June 30, 2021 and 2020. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $67,722 and $83,682 for the quarters ended June 30, 2021 and 2020, respectively.
Despite a $115.0 million increase in average interest-earning assets, total tax equivalent interest income decreased $397,000 to $8.8 million for the quarter ended June 30, 2021 compared to 2020 due to a 52 basis point decline in the average yield on interest-earning assets. Total interest income on loans decreased $144,000 or 2.2% to $6.3 million for the quarter ended June 30, 2021 from $6.4 million for the second quarter of 2020. The decrease was the result of a decrease of 13 basis points in the average yield on loans receivable, which was partially offset by a $1.9 million or 0.4% increase in the average loan portfolio balance. Interest income from MBS decreased $268,000 or 16.7% to $1.3 million during the quarter ended June 30, 2021 due to a 74 basis point decrease in the yield, which was partially offset by a $41.4 million increase in the average balance of these assets. Tax equivalent interest income from investment securities decreased $20,000 or 1.7% to $1.2 million during the quarter ended June 30, 2021 due to a decrease of 43 basis points in the average yield on investment securities, partially offset by a $73.3 million or 30.9% increase in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2021 and 2020.

	Quarter Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2021		2020
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$516,541	0.13%	$427,620	0.26%	$88,921	$(115)
Savings Accounts	84,956	0.08	59,480	0.15	25,476	(5)
Certificate Accounts	179,415	0.51	218,548	1.48	(39,133)	(581)
FHLB Advances and Other Borrowings (2)	58,770	1.02	98,074	0.90	(39,304)	(71)
Junior Subordinated Debentures	5,155	1.89	5,155	2.39	—	(6)
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Total Interest-Bearing Liabilities	$874,837	0.45%	$838,877	0.84%	$35,960	$(778)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $778,000 or 44.3% to $978,000 for the quarter ended June 30, 2021 compared to $1.8 million for the same period in 2020 due to a 39 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a $36.0 million or 4.3% increase in the average balance of these liabilities.
The largest decrease in interest expense was related to deposits. Despite a $88.9 million increase in the average balance of now and money market deposit accounts, the average cost of these deposits fell 13 basis points, resulting in a $115,000 decrease in interest expense during the second quarter of 2021 when compared to the same quarter in 2020. Interest expense on certificate accounts also decreased due to a lower average cost of 0.51% during the second quarter of 2021 combined with a $39.1 million decrease in the average balance. Interest expense on FHLB advances, FRB borrowings and repurchase agreements decreased $71,000 for the second quarter of 2021 due to a $39.3 million decrease in the average balance of these interest-bearing liabilities, which was partially offset by an increase of 12 basis points in the average cost.

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
The table below shows the changes in the allowance for loan losses for the quarters ended June 30, 2021 and 2020.

	Quarter Ended June 30,
(Dollars in thousands)	2021	2020
Beginning Balance	$11,947	$9,872
Provision for Loan Losses	(735)	700
Charge-offs	(19)	(56)
Recoveries	231	160
Net Charge-offs	$212	$104
Ending Balance	$11,424	$10,676

At Period End:	6/30/2021	6/30/2020
Impaired Loans	$2,435	$3,551
Gross Loans Receivable, Held For Investment (1)	$509,932	$538,967
Total Loans Receivable, Net	$503,287	$534,446
Allowance For Loan Losses as a % of Impaired Loans	469.1%	300.6%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.2%	2.0%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net recoveries of $212,000, or 0.17% of gross loans on an annualized basis, for the quarter ended June 30, 2021 compared to net recoveries of $104,000, or 0.08% of gross loans on an annualized basis, for the second quarter of 2020. We had a negative provision for loan losses of $735,000 for the quarter ended June 30, 2021, compared to provision expense of $700,000 for the first quarter of 2020. The negative provision for loan losses for the second quarter of 2021 resulted from a reduction in qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of June 30, 2021.
Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them. Management believes the allowance for loan losses is adequate based on its best estimates of the probable losses inherent in the loan portfolio, although there can be no guarantee these estimates will not be proven incorrect in the future. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there is no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income
Non-interest income decreased slightly to $2.7 million for the three months ended June 30, 2021 from $2.8 million for the same period in 2020. The table below summarizes the changes in non-interest income.

	Quarter Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Gain on Sale of MBS & Investment Securities	$—	$486,577	$(486,577)	(100.0)%
Gain on Sale of Loans	1,018,934	806,415	212,519	26.4
Service Fees on Deposit Accounts	219,174	188,401	30,773	16.3
Commissions From Insurance Agency	149,923	163,745	(13,822)	(8.4)
BOLI Income	165,000	135,000	30,000	22.2
Trust Income	337,343	238,895	98,448	41.2
ATM & Check Card Fee Income	610,626	509,514	101,112	19.8
Grant Income	—	87,164	(87,164)	(100.0)
Other	186,492	190,276	(3,784)	(2.0)
Total Non-Interest Income	$2,687,492	$2,805,987	$(118,495)	(4.2)%
The decrease in non-interest income was primarily attributable to no gain on sale of MBS and investment securities, which was partially offset by an increase in gain on sale of loans during the quarter ended June 30, 2021. There was a net gain on sale of MBS and investment securities of $487,000 for the second quarter of 2020. Gain on sale of loans increased $213,000 or 26.4% as the dollar volume of loans sold to investors increased, reflecting increased purchase and refinance activity of residential loans.

Non-Interest Expense
Non-interest expense increased $455,000 or 6.5% to $7.4 million for the three months ended June 30, 2021 compared to $7.0 million for the three months ended June 30, 2020. The following table summarizes the changes in non-interest expense:

	Quarter Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Compensation and Employee Benefits	$4,518,180	$4,236,956	$281,224	6.6%
Occupancy	659,532	603,335	56,197	9.3
Advertising	195,837	188,018	7,819	4.2
Depreciation and Maintenance of Equipment	770,894	746,635	24,259	3.2
FDIC Insurance Premiums	72,720	—	72,720	100.0
Net (Recovery) Cost of Operation of OREO	(67,173)	(18,020)	(49,153)	272.8
Consulting	161,404	178,444	(17,040)	(9.5)
Debit Card Expense	316,260	225,602	90,658	40.2
Telephone	102,840	120,626	(17,786)	(14.7)
Postage	68,573	69,125	(552)	(0.8)
General Insurance	88,123	81,321	6,802	8.4
Other	558,866	558,889	(23)	0.0
Total Non-Interest Expense	$7,446,056	$6,990,931	$455,125	6.5%
Compensation and employee benefits expenses increased $281,000 or 6.6% to $4.5 million for the quarter ended June 30, 2021 compared to $4.2 million for the same period last year due to general annual cost of living increases and an increase in commissions and incentives on mortgage loan production. FDIC insurance premiums increased $73,000 to normalized levels due to the use of remaining FDIC small bank credits by the Bank during 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision For Income Taxes
The provision for income taxes increased $350,000 or 79.4% to $791,000 for the quarter ended June 30, 2021 from $441,000 for the same period in 2020 due to higher net income before taxes in 2021 and purchased state tax credits, which reduced income taxes in 2020. Pre-tax net income was $3.7 million for the quarter ended June 30, 2021 compared to $2.5 million for the second quarter of 2020. The Company’s combined federal and state effective income tax rate was 21.3% and 18.0% for the quarters ended June 30, 2021 and 2020, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Net Income
Net income increased $3.0 million or 98.1% to $6.1 million for the six months ended June 30, 2021 compared to the same six month period in 2020. The increase in earnings was primarily the result of decreases in interest expense and the provision for loan losses during the first six months of 2021 when compared to the same period last year.

Net Interest Income
Net interest income increased $1.5 million or 10.8% to $15.8 million for the six months ended June 30, 2021 compared to $14.2 million for the same period last year. During the six months ended June 30, 2021, average interest earning assets increased $141.3 million or 14.7% to $1.1 billion from $963.4 million for the six months ended June 30, 2020. Average interest-bearing liabilities also increased by $48.0 million or 5.8% to $871.9 million for the six months ended June 30, 2021 from $823.9 million for the same period in 2020. The Company's net interest margin fell 17 basis points to 2.80% for the six months ended June 30, 2021 compared to 2.97% for the six months ended June 30, 2020. The net interest spread on a tax equivalent basis fell five basis points to 2.78% for the six months ended June 30, 2021 from 2.83% for the comparable period in 2020.
Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2021		2020
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$510,414	5.01%	$485,648	5.17%	$24,766	$218
Mortgage-Backed Securities	284,428	1.91	239,653	2.71	44,775	(537)
Investment Securities(2)	308,201	1.59	230,947	2.13	77,254	(10)
Overnight Time & Certificates of Deposit	1,593	0.38	7,109	1.39	(5,516)	(46)
Total Interest-Earning Assets	$1,104,636	3.25%	$963,357	3.80%	$141,279	$(375)
    (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the six months ended June 30, 2021 and 2020. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $133,503 and $129,571 for the six months ended June 30, 2021 and 2020, respectively.

Total tax equivalent interest income decreased $375,000 to $17.9 million during the six months ended June 30, 2021 compared to the first six months of 2020, due to decreases in interest income from MBS, investment securities and other interest-earning assets, which were partially offset by an increase in interest income from loans. Total interest income on loans increased $218,000 or 1.7% to $12.8 million during the six months ended June 30, 2021 from $12.6 million for the same period in 2020. The increase was a result of a $24.8 million or 5.1% increase in the average loan balance, which was partially offset by a decrease of 16 basis points in the average yield on loans. Interest income from MBS decreased $537,000 or 16.5% to $2.7 million for the six months ended June 30, 2021 from $3.3 million for the same period in 2020. The decrease was the result of an 80 basis point decline in the average MBS portfolio yield, which was partially offset by a $44.8 million or 18.7% increase in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities decreased $10,000 or 0.4% to $2.5 million for the six months ended June 30, 2021 when compared to the same six month period in 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,				Change in Average Balance	Decrease in Interest Expense
	2021		2020
(Dollars in Thousands)	Average Balance	Cost of Funds (1)	Average Balance	Cost of Funds (1)
Now and Money Market Accounts	$502,753	0.13%	$418,889	0.35%	$83,864	$(411)
Statement Savings Accounts	80,910	0.08	56,183	0.15	24,727	(9)
Certificates Accounts	182,437	0.58	225,883	1.58	(43,446)	(1,254)
FHLB Advances and Other Borrowed Money	70,640	0.96	85,491	1.11	(14,851)	(138)
Junior Subordinated Debentures	5,155	1.90	5,155	2.91	—	(26)
Subordinated Debentures	30,000	5.25	30,000	—	—	—
Senior Convertible Debentures	—	—	2,258	7.24	(2,258)	(82)
Total Interest-Bearing Liabilities	$871,895	0.47%	$823,859	0.97%	$48,036	$(1,920)
(1) Annualized

Interest expense decreased $1.9 million or 48.3% to $2.1 million during the six months ended June 30, 2021 compared to $4.0 million for the same period in 2020. The decrease in total interest expense was attributable to a decrease of 50 basis points in the cost of interest-bearing liabilities, which was partially offset by a $48.0 million or 5.8% increase in the average balance of these liabilities. Interest expense on deposits decreased $1.7 million or 65.5% to $881,000 during the six months ended June 30, 2021 compared to $2.6 million for the same period last year. The decrease was due to a decrease of 50 basis points in the average cost of interest-bearing deposit accounts, which was partially offset by a $65.1 million increase in average interest-bearing deposits to $766.1 million for the six months ended June 30, 2021 compared to $701.0 million for the six months ended June 30, 2020.

Interest expense on FHLB advances and other borrowings decreased $138,000 or 29.0% to $338,000 during the six months ended June 30, 2021 from $476,000 during the same period in 2020 due to a $14.9 million or 39.7% decrease in the average balance combined with a decline of 15 basis points in the average cost of these liabilities during the six months ended June 30, 2021 when compared to the same period last year.

Provision for Loan Losses

There was $1.6 million in negative provision for loan losses recorded during the six months ended June 30, 2021 compared to provision expense of $1.4 million for the same period in 2020 reflecting a decline in the probable loan losses due to the COVID-19 pandemic as the economic and business conditions at both the national and regional levels improved as of June 30, 2021. The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020
Beginning Balance	$12,843	$9,225
Provision for Loan Losses	(1,605)	1,400
Charge-offs	(64)	(138)
Recoveries	250	189
Net Recoveries (Charge-offs)	$186	$51
Ending Balance	$11,424	$10,676

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income decreased $141,000 or 2.5% to $5.5 million for the six months ended June 30, 2021, compared to $5.6 million for the six months ended June 30, 2020. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Gain on Sale of MBS & Investment Securities	$—	$1,193,320	$(1,193,320)	(100.0)%
Gain on Sale of Loans	2,090,415	1,309,266	781,149	59.7
Service Fees on Deposit Accounts	451,108	473,476	(22,368)	(4.7)
BOLI Income	330,000	270,000	60,000	22.2
Commissions From Insurance Agency	280,426	311,776	(31,350)	(10.1)
Trust Income	646,482	538,220	108,262	20.1
ATM & Check Card Fee Income	1,195,648	917,770	277,878	30.3
Grant Income	—	145,504	(145,504)	(100.0)
Other	467,065	442,545	24,520	5.5
Total Non-Interest Income	$5,461,144	$5,601,877	$(140,733)	(2.5)%
The decrease in non-interest income was primarily attributable to no gain on sale of MBS and investment securities, which was partially offset by an increase in gain on sale of loans during the six months ended June 30, 2021. There was a net gain on sale of MBS and investment securities of $1.2 million during the first half of 2020. Gain on sale of loans increased $781,000 or 59.7% to $2.1 million for the six months ended June 30, 2021 compared to $1.3 million during the same period in 2020 as the dollar volume of loans sold increased due to the increase in originations of loans held for sale reflecting increased purchase and refinance activity for residential loans.

Non-Interest Expense
For the six months ended June 30, 2021, non-interest expense increased $421,000 or 2.9% to $15.1 million compared to $14.6 million for the same period in 2020. The following table summarizes the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Compensation and Employee Benefits	$9,387,426	$8,911,003	$476,423	5.3%
Occupancy	1,280,814	1,194,944	85,870	7.2
Advertising	395,239	451,021	(55,782)	(12.4)
Depreciation and Maintenance of Equipment	1,573,741	1,437,565	136,176	9.5
FDIC Insurance Premiums	141,336	16,080	125,256	779.0
Net Recovery of Operation of OREO	(170,840)	(5,280)	(165,560)	3135.6
Consulting	330,314	372,867	(42,553)	(11.4)
Debit Card Expense	574,923	531,782	43,141	8.1
Telephone	213,116	236,986	(23,870)	(10.1)
Postage	131,131	155,206	(24,075)	(15.5)
General Insurance	170,960	164,665	6,295	3.8
Other	1,027,580	1,167,678	(140,098)	(12.0)
Total Non-Interest Expense	$15,055,740	$14,634,517	$421,223	2.9%
Compensation and employee benefits expenses increased $476,000 or 5.3% to $9.4 million for the six months ended June 30, 2021 compared to $8.9 million during the same period last year primarily due to general annual cost of living increases combined with an increase in commissions and incentives on mortgage loan production.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net recovery of $171,000 from the operation of OREO properties during the six months ended June 30, 2021 compared to a net recovery of $5,000 during the six months ended June 30, 2020. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period.

Depreciation and maintenance of equipment increased $136,000 or 9.5% primarily due to additional capital expenses related to our new e-branch as well as our newest branch in the metro Augusta, Georgia area, which is scheduled to open later this year. FDIC insurance premiums increased $116,000 primarily due to the use of remaining FDIC small bank credits by the Bank during 2020. Other non-interest expense declined due to our reduced operations, including branch closures, as a result of the COVID-19 pandemic. As of May 2021, all branches have reopened and resumed normal business hours.

Provision For Income Taxes
The provision for income taxes increased $961,000 or 136.3% to $1.7 million for the six months ended June 30, 2021 from $705,000 for the same period in 2020 primarily due to higher pre-tax income in 2021 and purchased state tax credits in 2020. Income before taxes was $7.8 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s combined federal and state effective income tax rate was 21.4% for the six months ended June 30, 2021 compared to 18.6% for the same period in 2020.

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

During the six months ended June 30, 2021 loan disbursements exceeded loan repayments resulting in a $24.1 million or 5.0% increase in total net loans receivable. Also during the six months ended June 30, 2021, deposits increased $76.3 million or 8.3% and FHLB advances decreased $25.0 million. The Bank had $343.6 million in additional borrowing capacity at the FHLB at the end of the period. The Bank also has secured an $82.8 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $86.8 million. At June 30, 2021, the Bank had $10.7 million in outstanding borrowings at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2021.

At June 30, 2021, the Bank had $122.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2021, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 19.0%, 9.8%, 19.0%, and 20.2%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2021 the Bank’s

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
conservation buffer was 12.2%. For additional details, see “Footnote – Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2021.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$1,467	$4,488	$57,565	$63,520	$101,356	$164,876
Standby Letters of Credit	188	182	1,310	1,680	323	2,003
Total	$1,655	$4,670	$58,875	$65,200	$101,679	$166,879

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
For the six months ended June 30, 2021, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.70%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
    SECURITY FEDERAL CORPORATION

Date:	August 13, 2021	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2021	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative