Form 10-Q
period 2021-09-30
SECURITY FEDERAL CORP
filed 2021-11-15
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 15, 2021	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$13,555,265	$18,025,409
Certificates of Deposit with Other Banks	100,005	350,005
Investments and Mortgage-Backed Securities ("MBS"):
Available For Sale ("AFS")	627,833,669	589,324,401
Held To Maturity ("HTM") (Fair Value of $22,853,943 and $19,205,287 at September 30, 2021 and December 31, 2020, Respectively)	22,420,739	18,254,394
Total Investments and MBS	650,254,408	607,578,795
Loans Receivable, Net:
Held For Sale	3,589,131	5,693,400
Held For Investment (Net of Allowance of $11,172,237 and $12,842,896 at September 30, 2021 and December 31, 2020, Respectively)	497,011,394	473,473,972
Total Loans Receivable, Net	500,600,525	479,167,372
Accrued Interest Receivable:
Loans	1,274,106	1,252,023
Mortgage-Backed Securities	672,391	631,449
Investment Securities	1,691,322	1,614,077
Total Accrued Interest Receivable	3,637,819	3,497,549
Operating Lease Right-of-Use ("ROU") Assets	2,358,453	2,351,661
Premises and Equipment, Net	26,194,747	26,575,257
Federal Home Loan Bank ("FHLB") Stock, at Cost	962,600	2,354,000
Other Real Estate Owned ("OREO")	129,700	498,610
Bank Owned Life Insurance ("BOLI")	26,559,897	26,074,897
Goodwill	1,199,754	1,199,754
Other Assets	4,726,586	4,036,831
Total Assets	$1,230,279,759	$1,171,710,140
LIABILITIES:
Deposit Accounts	$1,016,567,086	$918,096,235
Advance Payments By Borrowers for Taxes and Insurance	447,136	206,110
Advances from FHLB	10,000,000	35,000,000
Borrowings from Federal Reserve Bank ("FRB")	15,375,000	48,700,000
Other Borrowings	26,607,702	13,117,030
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,395,857	2,380,269
Other Liabilities	7,050,600	7,149,750
Total Liabilities	$1,113,598,381	$1,059,804,394
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,453,817 Shares Issued and 3,252,884 Shares Outstanding at September 30, 2021 and December 31, 2020	$34,538	$34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income ("AOCI")	8,044,630	12,940,950
Retained Earnings	94,702,735	85,030,783
Total Shareholders' Equity	$116,681,378	$111,905,746
Total Liabilities and Shareholders' Equity	$1,230,279,759	$1,171,710,140

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Loans	$7,261,810	$6,774,037	$20,039,222	$19,333,257
Mortgage-Backed Securities	1,302,757	1,475,881	4,018,985	4,728,662
Investment Securities	1,100,446	1,085,221	3,418,605	3,417,663
Other	3,401	3,639	6,450	52,970
Total Interest Income	9,668,414	9,338,778	27,483,262	27,532,552
Interest Expense:
NOW and Money Market Accounts	172,730	185,626	489,105	912,675
Savings Accounts	18,688	25,306	52,402	68,294
Certificate Accounts	184,718	575,602	715,698	2,360,497
FHLB Advances and Other Borrowed Money	50,756	224,250	389,142	700,590
Senior Convertible Debentures	—	—	—	81,796
Subordinated Debentures	393,750	393,750	1,181,250	1,181,250
Junior Subordinated Debentures	23,955	26,380	72,974	101,388
Total Interest Expense	844,597	1,430,914	2,900,571	5,406,490
Net Interest Income	8,823,817	7,907,864	24,582,691	22,126,062
Provision For Loan Losses	(665,000)	2,200,000	(2,270,000)	3,600,000
Net Interest Income After Provision For Loan Losses	9,488,817	5,707,864	26,852,691	18,526,062
Non-Interest Income:
Gain on Sale of MBS and Investment Securities	—	139,346	—	1,332,666
Gain on Sale of Loans	932,340	1,184,818	3,022,755	2,494,084
Service Fees on Deposit Accounts	251,440	222,085	702,548	695,561
Commissions From Insurance Agency	187,657	202,007	468,083	513,783
Trust Income	359,035	243,990	1,005,517	782,210
BOLI Income	155,000	138,250	485,000	408,250
ATM & Check Card Fee Income	615,568	499,176	1,811,216	1,416,946
Grant Income	1,826,265	171,310	1,826,265	316,814
Other	202,314	187,269	669,379	629,814
Total Non-Interest Income	4,529,619	2,988,251	9,990,763	8,590,128
Non-Interest Expense:
Compensation and Employee Benefits	4,757,937	4,743,327	14,145,363	13,654,330
Occupancy	641,555	669,258	1,922,369	1,864,202
Advertising	275,947	325,584	671,186	776,605
Depreciation and Maintenance of Equipment	781,217	689,118	2,354,958	2,126,683
FDIC Insurance Premiums	73,845	51,858	215,181	67,938
Net Cost (Recovery) from Operation of OREO	55,000	(22,049)	(115,840)	(27,329)
Consulting	182,684	190,379	512,998	563,246
Debit Card Expense	284,434	232,788	859,357	764,570
Telephone	100,113	135,645	313,229	372,631
Postage	16,469	94,306	147,600	249,512
General Insurance	77,731	62,318	248,691	226,983
Other	801,964	513,685	1,829,544	1,681,363
Total Non-Interest Expense	8,048,896	7,686,217	23,104,636	22,320,734
Income Before Income Taxes	5,969,540	1,009,898	13,738,818	4,795,456
Provision For Income Taxes	1,327,070	105,187	2,993,414	810,227
Net Income	4,642,470	904,711	10,745,404	3,985,229
Net Income Per Common Share (Basic)	$1.43	$0.28	$3.30	$1.25
Cash Dividend Per Share on Common Stock	$0.11	$0.10	$0.33	$0.30
Weighted Average Shares Outstanding (Basic)	3,252,884	3,252,884	3,252,884	3,199,603

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2021	2020
Net Income	$4,642,470	$904,711
Other Comprehensive (Loss) Income:
Unrealized Holding (Losses) Gains on Securities AFS, Net of Taxes of $(923,669) and $495,301 at September 30, 2021 and 2020, Respectively	(2,859,580)	1,508,962
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $34,837 at September 30, 2020	—	(104,509)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $437 and $(1,878) at September 30, 2021 and 2020, Respectively	1,311	(5,635)
Other Comprehensive (Loss) Income, Net of Tax	(2,858,269)	1,398,818
Comprehensive Income	$1,784,201	$2,303,529

	Nine Months Ended September 30,
	2021	2020
Net Income	$10,745,404	$3,985,229
Other Comprehensive (Loss) Income:
Unrealized Holding (Losses) Gains on Securities AFS, Net of Taxes of $(1,588,002) and $3,051,380 at September 30, 2021 and 2020, Respectively	(4,896,535)	9,375,250
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $333,167 at September 30, 2020	—	(999,499)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $72 and $(5,733) at September 30, 2021 and 2020, Respectively	215	(17,199)
Other Comprehensive (Loss) Income, Net of Tax	(4,896,320)	8,358,552
Comprehensive Income	$5,849,084	$12,343,781

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$31,578	$12,308,179	$(4,330,712)	$4,467,527	$79,281,433	$91,758,005
Net Income	—	—	—	—	1,064,187	1,064,187
Other Comprehensive Loss, Net of Tax	—	—	—	(2,159,363)	—	(2,159,363)
Employee Stock Purchases	4	12,964	—	—	—	12,968
Conversion of Senior Convertible Debentures, 295,600 shares of common stock	2,956	5,909,044	—	—	—	5,912,000
Cash Dividends on Common Stock	—	—	—	—	(325,408)	(325,408)
Balance at March 31, 2020	$34,538	$18,230,187	$(4,330,712)	$2,308,164	$80,020,212	$96,262,389
Net Income	—	—	—	—	2,016,331	2,016,331
Other Comprehensive Income, Net of Tax	—	—	—	9,119,097	—	9,119,097
Cash Dividends on Common Stock	—	—	—	—	(325,289)	(325,289)
Balance at June 30, 2020	$34,538	$18,230,187	$(4,330,712)	$11,427,261	$81,711,254	$107,072,528
Net Income	—	—	—	—	904,711	904,711
Other Comprehensive Income, Net of Tax	—	—	—	1,398,818	—	1,398,818
Cash Dividends on Common Stock	—	—	—	—	(325,269)	(325,269)
Balance at September 30, 2020	$34,538	$18,230,187	$(4,330,712)	$12,826,079	$82,290,696	$109,050,788

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285
Net Income	—	—	—	—	2,924,142	2,924,142
Other Comprehensive Income, Net of Tax	—	—	—	3,427,385	—	3,427,385
Cash Dividends on Common Stock	—	—	—	—	(357,818)	(357,818)
Balance at June 30, 2021	$34,538	$18,230,187	$(4,330,712)	$10,902,899	$90,418,082	$115,254,994
Net Income	—	—	—	—	4,642,470	4,642,470
Other Comprehensive Income, Net of Tax	—	—	—	(2,858,269)	—	(2,858,269)
Cash Dividends on Common Stock	—	—	—	—	(357,817)	(357,817)
Balance at September 30, 2021	$34,538	$18,230,187	$(4,330,712)	$8,044,630	$94,702,735	$116,681,378

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,745,404	$3,985,229
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,471,810	1,401,863
Discount Accretion and Premium Amortization, net	5,016,096	3,246,360
Provision for Loan Losses	(2,270,000)	3,600,000
Earnings on BOLI	(485,000)	(408,250)
Gain on Sales of Loans	(3,022,755)	(2,494,084)
Gain on Sales of Investment Securities and MBS	—	(1,332,666)
Gain on Sales of OREO	(105,422)	(46,354)
Write Down on OREO	20,000	—
Amortization of Operating Lease ROU Assets	247,947	276,664
Amortization of Deferred Loan Costs, net	3,643,268	805,925
Proceeds From Sale of Loans Held For Sale	91,709,578	79,231,518
Origination of Loans Held For Sale	(86,582,554)	(80,242,011)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(22,083)	(614,618)
MBS	(40,942)	(30,775)
Investment Securities	(77,245)	251,762
Increase in Advance Payments By Borrowers	241,026	353,843
Other, Net	560,159	(648,115)
Net Cash Provided By Operating Activities	$21,049,287	$7,336,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MBS AFS	$(85,337,142)	$(68,855,028)
Proceeds from Paydowns, Maturities and Sales of MBS AFS	42,244,294	35,555,734
Purchase of MBS Held To Maturity ("HTM")	(8,261,528)	—
Proceeds from Payments and Maturities of MBS HTM	3,985,667	3,246,065
Purchase of Investment Securities AFS	(36,733,200)	(79,072,088)
Proceeds from Paydowns, Maturities and Sales of Investment Securities AFS	29,925,665	31,547,522
Proceeds from Redemption of Certificates of Deposits with Other Banks	250,000	—
Purchase of FHLB Stock	(1,900)	(6,759,500)
Redemption of FHLB Stock	1,393,300	6,942,000
Purchase of BOLI	—	(4,000,000)
Increase in Loans Receivable	(24,910,690)	(75,932,370)
Proceeds From Sale of OREO	454,332	578,994
Purchase and Improvement of Premises and Equipment	(1,091,300)	(882,197)
Net Cash Used By Investing Activities	$(78,082,502)	$(157,630,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$98,470,851	$133,384,506
Proceeds from FHLB Advances	—	226,285,000
Repayment of FHLB Advances	(25,000,000)	(229,423,000)
Increase in Other Borrowings, Net	13,490,672	8,188,288
Redemption of Senior Convertible Debentures	—	(132,000)
Proceeds from FRB Borrowings	232,140,000	85,950,000
Repayment of FRB Borrowings	(265,465,000)	(69,925,000)
Proceeds from Employee Stock Purchases	—	12,968
Dividends to Common Stock Shareholders	(1,073,452)	(975,966)
Net Cash Provided By Financing Activities	$52,563,071	$153,364,796
Net (Decrease) Increase in Cash and Cash Equivalents	(4,470,144)	3,070,219
Cash and Cash Equivalents at Beginning of Period	18,025,409	12,536,311
Cash and Cash Equivalents at End of Period	$13,555,265	$15,606,530

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$2,569,016	$5,231,953
Cash Paid for Income Taxes	2,995,442	864,401
Non-Cash Transactions:
Transfers From Loans Receivable to OREO	—	19,600
Conversion of Senior Convertible Debentures	—	5,912,000
Other Comprehensive (Loss) Income	(4,896,320)	8,358,552
Initial Recognition of Operating Lease ROU Asset	254,739	—
Initial Recognition of Operating Lease Liability	254,739	—
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2020 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Earnings Per Share
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2021 or 2020; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$4,642,470	3,252,884	$1.43	$904,711	3,252,884	$0.28

	Nine Months Ended September 30,
	2021			2020
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$10,745,404	3,252,884	$3.30	$3,985,229	3,199,603	$1.25

5. Stock-Based Compensation
Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2021 and 2020, the Company had no options outstanding and there was no activity during both the nine months ended September 30, 2021 and 2020. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$70,206,668	$518,071	143,568	$70,581,171
Small Business Administration (“SBA”) Bonds	139,129,553	1,148,197	952,400	139,325,350
Tax Exempt Municipal Bonds	44,797,517	5,009,076	36,273	49,770,320
Taxable Municipal Bonds	53,962,317	1,028,467	450,104	54,540,680
Mortgage-Backed Securities	309,035,345	6,900,422	2,319,619	313,616,148
Total Available For Sale	$617,131,400	$14,604,233	$3,901,964	$627,833,669

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$61,244,212	$220,239	$382,986	$61,081,465
SBA Bonds	153,565,023	797,456	1,057,454	153,305,025
Tax Exempt Municipal Bonds	42,793,179	6,023,263	—	48,816,442
Taxable Municipal Bonds	46,680,301	1,743,322	75,168	48,348,455
Mortgage-Backed Securities	267,854,880	10,672,412	754,278	277,773,014
Total Available For Sale	$572,137,595	$19,456,692	$2,269,886	$589,324,401

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

At September 30, 2021, AFS Ginnie Mae mortgage-backed securities had an amortized cost and fair value of $133.8 million and $133.9 million, respectively, compared to an amortized cost and fair value of $91.7 million and $93.4 million, respectively, at December 31, 2020.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2021 the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $31.4 million and $31.6 million, compared to an amortized cost and fair value of $37.0 million and $37.7 million at December 31, 2020, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2021 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2021
Investment Securities:	Amortized Cost	Fair Value
One Year or Less	$74,883	$70,483
After One – Five Years	7,092,198	7,092,980
After Five – Ten Years	82,618,930	83,552,707
More Than Ten Years	218,310,044	223,501,351
Mortgage-Backed Securities	309,035,345	313,616,148
Total Available For Sale	$617,131,400	$627,833,669

At September 30, 2021 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $299.5 million and $309.0 million, respectively, compared to an amortized cost and fair value of $263.3 million and $274.4 million, respectively, at December 31, 2020.

There were no sales of available for sale securities during the nine months ended September 30, 2021. The Bank received $4.6 million and $25.0 million in gross proceeds from sales of available for sale securities during the three and nine months ended September 30, 2020, respectively. As a result, the Company recognized gross gains of $139,000 and $1.3 million during the three and nine months ended September 30, 2020, respectively, and no gross losses during the three and nine months ended September 30, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$19,683,284	$101,836	$8,974,486	$41,732	$28,657,770	$143,568
SBA Bonds	28,694,170	637,312	38,137,753	315,088	66,831,923	952,400
Tax Exempt Municipal Bonds	4,740,849	36,273	—	—	4,740,849	36,273
Taxable Municipal Bonds	15,994,162	285,575	3,344,600	164,529	19,338,762	450,104
Mortgage-Backed Securities	112,346,749	1,955,565	9,280,082	364,054	121,626,831	2,319,619
	$181,459,214	$3,016,561	$59,736,921	$885,403	$241,196,135	$3,901,964

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$7,196,541	$46,207	$29,460,703	$336,779	$36,657,244	$382,986
SBA Bonds	39,843,800	653,518	43,907,816	403,936	83,751,616	1,057,454
Taxable Municipal Bond	7,092,538	75,168	—	—	7,092,538	75,168
Mortgage-Backed Securities	51,941,025	655,213	9,542,092	99,065	61,483,117	754,278
	$106,073,904	$1,430,106	$82,910,611	$839,780	$188,984,515	$2,269,886

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At September 30, 2021 and December 31, 2020, 22.7% and 37.0% of the unrealized losses, representing 71 and 88 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2021 and the year ended December 31, 2020.

7. Investment and Mortgage-Backed Securities, Held to Maturity
At September 30, 2021 and December 31, 2020, the Company's entire held to maturity portfolio was comprised of mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$22,420,739	$729,574	$296,370	$22,853,943
Total Held To Maturity	$22,420,739	$729,574	$296,370	$22,853,943

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$18,254,394	$984,015	$33,122	$19,205,287
Total Held To Maturity	$18,254,394	$984,015	$33,122	$19,205,287
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At September 30, 2021, the Bank held an amortized cost and fair value of $5.9 million and $6.4 million, respectively, in GNMA mortgage-backed securities classified as held to maturity, which are included in the table above, compared to an amortized cost and fair value of $8.1 million and $8.7 million, respectively, at December 31, 2020. The Company has not invested in any private label mortgage-backed securities classified as held to maturity. At September 30, 2021, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $9.2 million and $9.9 million, respectively, compared to an amortized cost and fair value of $13.4 million and $14.3 million, respectively, at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$11,574,820	$296,370	$—	$—	$11,574,820	$296,370
	$11,574,820	$296,370	$—	$—	$11,574,820	$296,370
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
	$3,692,780	$32,583	$787,503	$539	$4,480,283	$33,122
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company’s held to maturity portfolio is recorded at amortized cost.  At September 30, 2021 there were no securities in a continuous loss position for 12 months or more compared to one security at December 31, 2020, which represented 1.6% of the unrealized losses at December 31, 2020. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer and therefore, the loss was not considered other-than-temporary. The Company has the ability and intent to hold this security to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2021	December 31, 2020
Residential Real Estate Loans	$77,416,918	$78,907,159
Consumer Loans	55,594,757	55,335,425
Commercial Business Loans	28,060,855	19,704,862
Commercial Real Estate Loans	337,435,374	299,299,647
Paycheck Protection Program ("PPP") Loans	32,119,284	47,105,618
Total Loans Held For Investment	530,627,188	500,352,711
Loans Held For Sale	3,589,131	5,693,400
Total Loans Receivable, Gross	534,216,319	506,046,111
Less:
Allowance For Loan Losses	11,172,237	12,842,896
Loans in Process	20,013,219	12,197,417
Deferred Loan Fees	2,430,338	1,838,426
	33,615,794	26,878,739
Total Loans Receivable, Net	$500,600,525	$479,167,372

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
As of September 30, 2021, the Bank had originated nearly 2,800 PPP loans to new and existing customers, totaling approximately $127.6 million. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The maturity date of a PPP loan is either two or five years from the date of loan origination. As of September 30, 2021, we have recognized $4.5 million in PPP loans fees, including $3.3 million recognized in the nine months ended September 30, 2021. The balance of unamortized net deferred fees on PPP loans was $1.8 million at September 30, 2021 compared to $1.4 million at December 31, 2020. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. Because the SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount of these loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA, PPP loans are excluded from our allowance for loan losses calculation. There were 696 PPP loans totaling $32.1 million in our loan portfolio at September 30, 2021.
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
The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2021 and December 31, 2020.

September 30, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$64,787,568	$9,994,908	$154,960	$2,479,482	$77,416,918
Consumer	43,080,359	10,938,180	855,278	720,940	55,594,757
Commercial Business	23,554,952	4,217,359	78,758	209,786	28,060,855
Commercial Real Estate	255,654,434	61,703,703	16,339,585	3,737,652	337,435,374
PPP	32,119,284	—	—	—	32,119,284
Total	$419,196,597	$86,854,150	$17,428,581	$7,147,860	$530,627,188

December 31, 2020	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$65,437,564	$9,675,300	$799,446	$2,994,849	$78,907,159
Consumer	42,926,887	10,525,814	891,107	991,617	55,335,425
Commercial Business	15,315,677	3,851,517	309,100	228,568	19,704,862
Commercial Real Estate	221,696,863	56,642,660	16,349,302	4,610,822	299,299,647
PPP	47,105,618	—	—	—	47,105,618
Total	$392,482,609	$80,695,291	$18,348,955	$8,825,856	$500,352,711

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued
The tables below present an age analysis of past due balances by loan category at September 30, 2021 and December 31, 2020:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$130,958	$106,166	$237,124	$77,179,794	$77,416,918
Consumer	320,412	88,653	58,917	467,982	55,126,775	55,594,757
Commercial Business	18,318	9,656	—	27,974	28,032,881	28,060,855
Commercial Real Estate	1,348,006	—	378,966	1,726,972	335,708,402	337,435,374
PPP	—	—	—	—	32,119,284	32,119,284
Total	$1,686,736	$229,267	$544,049	$2,460,052	$528,167,136	$530,627,188

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$152,634	$160,152	$312,786	$78,594,373	$78,907,159
Consumer	292,498	30,610	91,870	414,978	54,920,447	55,335,425
Commercial Business	49,554	—	7,152	56,706	19,648,156	19,704,862
Commercial Real Estate	735,456	346,850	550,409	1,632,715	297,666,932	299,299,647
PPP	—	—	—	—	47,105,618	47,105,618
Total	$1,077,508	$530,094	$809,583	$2,417,185	$497,935,526	$500,352,711

At September 30, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2021 compared to December 31, 2020:

	September 30, 2021		December 31, 2020		(Decrease) Increase
	Amount	Percent (1)	Amount	Percent (1)	$	%
Non-accrual Loans:
Residential Real Estate	$1,506,923	0.3%	$1,682,240	0.4%	$(175,317)	(10.4)%
Consumer	210,833	0.1	402,878	0.1	(192,045)	(47.7)
Commercial Business	70,031	—	100,408	—	(30,377)	(30.3)
Commercial Real Estate	1,145,783	0.2	939,946	0.2	205,837	21.9
Total Non-accrual Loans	$2,933,570	0.6%	$3,125,472	0.7%	$(191,902)	(6.1)%
(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,097,992	$1,165,357	$1,559,281	$7,601,130	$11,423,760
Provision for Loan Losses	(74,147)	(16,176)	(419,263)	(155,414)	(665,000)
Charge-Offs	—	(45,962)	—	—	(45,962)
Recoveries	8,600	11,545	323	438,971	459,439
Ending Balance	$1,032,445	$1,114,764	$1,140,341	$7,884,687	$11,172,237

	Nine Months Ended September 30, 2021
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,528,948	$1,298,655	$1,165,033	$8,850,260	$12,842,896
Provision for Loan Losses	(529,449)	(160,458)	(19,972)	(1,560,121)	(2,270,000)
Charge-Offs	—	(103,654)	(6,699)	—	(110,353)
Recoveries	32,946	80,221	1,979	594,548	709,694
Ending Balance	$1,032,445	$1,114,764	$1,140,341	$7,884,687	$11,172,237

	Three Months Ended September 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,532,804	$1,317,734	$639,731	$7,186,002	$10,676,271
Provision for Loan Losses	55,487	(223)	442,730	1,702,006	2,200,000
Charge-Offs	—	(45,851)	—	(19,453)	(65,304)
Recoveries	600	13,430	—	20,665	34,695
Ending Balance	$1,588,891	$1,285,090	$1,082,461	$8,889,220	$12,845,662

	Nine Months Ended September 30, 2020
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,390,594	$1,210,849	$544,764	$6,079,367	$9,225,574
Provision for Loan Losses	196,497	168,447	572,745	2,662,311	3,600,000
Charge-Offs	—	(148,844)	(35,048)	(19,453)	(203,345)
Recoveries	1,800	54,638	—	166,995	223,433
Ending Balance	$1,588,891	$1,285,090	$1,082,461	$8,889,220	$12,845,662

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated.

	Allowance For Loan Losses
September 30, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,032,445	$1,032,445
Consumer	—	1,114,764	1,114,764
Commercial Business	—	1,140,341	1,140,341
Commercial Real Estate	—	7,884,687	7,884,687
Total	$—	$11,172,237	$11,172,237

	Allowance For Loan Losses
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,528,948	$1,528,948
Consumer	—	1,298,655	1,298,655
Commercial Business	—	1,165,033	1,165,033
Commercial Real Estate	—	8,850,260	8,850,260
Total	$—	$12,842,896	$12,842,896

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,210,901	$76,206,017	$77,416,918
Consumer	151,915	55,442,842	55,594,757
Commercial Business	35,446	28,025,409	28,060,855
Commercial Real Estate	1,085,504	336,349,870	337,435,374
PPP	—	32,119,284	32,119,284
Total	$2,483,766	$528,143,422	$530,627,188

	Loans Receivable
December 31, 2020	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$1,284,303	$77,622,856	$78,907,159
Consumer	161,869	55,173,556	55,335,425
Commercial Business	53,047	19,651,815	19,704,862
Commercial Real Estate	720,111	298,579,536	299,299,647
PPP	—	47,105,618	47,105,618
Total	$2,219,330	$498,133,381	$500,352,711

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $2.5 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, compared to $3.3 million and $3.7 million for the three and nine months ended September 30, 2020, respectively.

The following tables present information related to impaired loans by loan category at September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020. There was no allowance recorded related to any impaired loans at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential Real Estate	$1,210,901	$1,210,901	$—	$1,284,303	$1,284,303	$—
Consumer	151,915	160,215	—	161,869	170,169	—
Commercial Business	35,446	930,446	—	53,047	948,046	—
Commercial Real Estate	1,085,504	1,230,924	—	720,111	865,531	—
Total	$2,483,766	$3,532,486	$—	$2,219,330	$3,268,049	$—

	Three Months Ended September 30,
	2021		2020
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$1,224,991	$496	$1,792,912	$—
Consumer	152,775	—	174,276	—
Commercial Business	46,246	—	54,846	—
Commercial Real Estate	1,096,077	6,887	1,294,957	7,788
Total	$2,520,089	$7,383	$3,316,991	$7,788

	Nine Months Ended September 30,
	2021		2020
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	1,317,557	3,149	1,817,715	13,030
Consumer	156,049	—	178,296	—
Commercial Business	50,326	—	60,262	—
Commercial Real Estate	1,119,634	11,914	1,656,438	41,580
Total	$2,643,566	$15,063	$3,712,711	$54,610

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
TDRs included in impaired loans at September 30, 2021 and December 31, 2020 had a combined balance of $707,000 and $315,000, respectively, and the Company had no commitments at these dates to lend additional funds on these loans. There was one new TDR modified during the nine months ended September 30, 2021 and no TDRs in default at that date. There were no new TDRs modified during the nine months ended September 30, 2020 and no TDRs in default at that date. The Bank considers any loan 30 days or more past due to be in default.
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

On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR loan classification in accordance with the Company’s accounting policies. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired. As of September 30, 2021, there were no loans still on deferral. At December 31, 2020, there were eight loans on deferral with a combined balance of $3.0 million.

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
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, it would have exceeded all regulatory capital requirements with Common Equity Tier 1 ("CET1") capital, Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 16.6%, 9.0%, 16.6% and 22.5%, respectively, at September 30, 2021.
Based on its capital levels at September 30, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$121,421	18.8%	$38,751	6.0%	$51,669	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	129,532	20.1%	51,669	8.0%	64,586	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	121,421	18.8%	29,064	4.5%	41,981	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	121,421	10.2%	47,625	4.0%	59,531	5.0%
December 31, 2020
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$109,673	18.6%	$35,330	6.0%	$47,107	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	117,101	19.9%	47,107	8.0%	58,884	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,673	18.6%	26,498	4.5%	38,275	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	109,673	9.8%	44,957	4.0%	56,197	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2021 the Bank’s conservation buffer was 12.1%.

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
Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2021, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.
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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2021, our impaired loans were generally evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At September 30, 2021 and December 31, 2020, the recorded investment in impaired loans was $2.5 million and $2.2 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$70,581,171	$—	$—	$61,081,465	$—
SBA Bonds	—	139,325,350	—	—	153,305,025	—
Tax Exempt Municipal Bonds	—	49,770,320	—	—	48,816,442	—
Taxable Municipal Bonds	—	54,540,680	—	—	48,348,455	—
Mortgage-Backed Securities	—	313,616,148	—	—	277,773,014	—
Total	$—	$627,833,669	$—	$—	$589,324,401	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	3,589,131	$—	$3,589,131
Collateral Dependent Impaired Loans (1)	—	—	2,483,766	2,483,766
Foreclosed Assets	—	—	129,700	129,700
Total	$—	$3,589,131	$2,613,466	$6,202,597

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	5,693,400	$—	$5,693,400
Collateral Dependent Impaired Loans (1)	—	—	2,216,948	2,216,948
Foreclosed Assets	—	—	498,610	498,610
Total	$—	$5,693,400	$2,715,558	$8,408,958
(1) Reported net of specific reserves. There were no specific reserves at September 30, 2021 and December 31, 2020.
There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2021 or December 31, 2020.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	9/30/2021	12/31/2020
Level 3 Assets	Technique	Unobservable Inputs	Range of Inputs	Range of Inputs
Collateral Dependent Impaired Loans	Appraised Value/ Discounted Cash Flows	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	—% - 14%	—% - 14%
Foreclosed Assets	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	30%	11% - 72%

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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020 presented in accordance with the applicable accounting guidance.

September 30, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$13,555	$13,555	$13,555	$—	$—
Certificates of Deposits with Other Banks	100	100	—	100	—
Investment and Mortgage-Backed Securities	650,254	650,688	—	650,688	—
Loans Receivable, Net	500,601	500,748	—	—	500,748
FHLB Stock	963	963	963	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$861,081	$861,081	$861,081	$—	$—
Certificate Accounts	155,486	155,831	—	155,831	—
Advances from FHLB	10,000	10,068	—	10,068	—
Borrowings from FRB	15,375	15,480	—	15,480	—
Other Borrowed Money	26,608	26,608	26,608	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

December 31, 2020	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$18,025	$18,025	$18,025	$—	$—
Certificates of Deposits with Other Banks	350	350	—	350	—
Investment and Mortgage-Backed Securities	607,579	608,530	—	608,530	—
Loans Receivable, Net	479,167	481,450	—	—	481,450
FHLB Stock	2,354	2,354	2,354	—	—

Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$737,571	$737,571	$737,571	$—	$—
Certificate Accounts	180,525	181,487	—	181,487	—
Advances from FHLB	35,000	35,200	—	35,200	—
Borrowings from FRB	48,700	48,978		48,978
Other Borrowed Money	13,117	13,117	13,117	—	—
Subordinated Debentures	30,000	30,000	—	30,000	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At September 30, 2021, the Bank had $175.5 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Non-Interest Income, Continued
The following table presents the Company's non-interest income for the nine months ended September 30, 2021 and 2020. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-interest income:
Gain on sale of MBS & investment securities, net (1)	—	139,346	—	1,332,666
Gain on sale of loans, net (1)	932,340	1,184,818	3,022,755	2,494,084
Service fees on deposit accounts	$251,440	$222,085	$702,548	$695,561
Commissions from insurance agency (1)	187,657	202,007	468,083	513,783
Trust income	359,035	243,990	1,005,517	782,210
BOLI income (1)	155,000	138,250	485,000	408,250
ATM & check card fee income	615,568	499,176	1,811,216	1,416,946
Grant income (1)	1,826,265	171,310	1,826,265	316,814
Other non-interest income (1)	202,314	187,269	669,379	629,814
Total non-interest income	$4,529,619	$2,988,251	$9,990,763	$8,590,128
(1) Not within the scope of ASC 606

13. Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. The Company entered into one of the six leases mentioned above on September 30, 2021 and recognized a right-of-use asset of $255,000 on that date. During the nine months ended September 30, 2021, the Company made cash payments in the amount of $325,000 for operating leases. The lease expense recognized during this period was $350,000 and the lease liability had a net increase of $16,000 due to the newly added lease. The weighted average lease term is 5.63 years and the weighted average discount rate used is 3.2%.

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
Response to COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Federal Reserve may maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and U.S. and global economic conditions have shown signs of improvement since the beginning of the pandemic, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic persisted this year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

In response to the current global situation surrounding the COVID-19 pandemic, the Bank has offered a variety of relief options designed to support our customers and the communities we serve.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Paycheck Protection Program ("PPP") Participation
During the nine months ended September 30, 2021, the Bank received $67.8 million in PPP loan repayments compared to $28.2 million during 2020. As a result of these repayments, the Bank recognized $4.5 million in deferred PPP loan fees which increased net interest income, $3.3 million of which was recognized during the nine months ended September 30, 2021.
At September 30, 2021, the Bank had $32.1 million in PPP loans remaining compared to $47.1 million at December 31, 2020. We expect that the great majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The balance of unamortized net deferred fees on PPP loans was $1.8 million at September 30, 2021 compared to $1.4 million at December 31, 2020.
Loan Modifications
Since March 31, 2020, the Bank approved modifications related to the COVID-19 pandemic on over 340 customer loans with a combined balance, net of deferred fees, of $114.9 million. The majority of these modifications were for commercial real estate loans. The primary method of relief was to allow the borrower a three to six month payment deferral. All of these deferrals have resumed regular principal and interest payments as of September 30, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at September 30, 2021 and December 31, 2020

Assets

Total assets increased $58.6 million or 5.0% to $1.23 billion at September 30, 2021 from $1.17 billion at December 31, 2020. Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	9/30/2021	12/31/2020	$	%
Cash and Cash Equivalents	$13,555	$18,025	$(4,470)	(24.8)%
Investments and MBS – AFS	627,834	589,324	38,510	6.5
Investments and MBS – HTM	22,421	18,254	4,167	22.8
Loans Receivable, Net	500,601	479,167	21,434	4.5
OREO	130	499	(369)	(73.9)
Operating Lease ROU Assets	2,358	2,352	6	0.3
Premises and Equipment, Net	26,195	26,575	(380)	(1.4)
FHLB Stock	963	2,354	(1,391)	(59.1)
BOLI	26,560	26,075	485	1.9
Goodwill	1,200	1,200	—	—
Other Assets	4,727	4,037	690	17.1

Cash and cash equivalents decreased $4.5 million or 24.8% to $13.6 million at September 30, 2021 from $18.0 million at December 31, 2020 primarily due to a decrease in the Federal Reserve Outgoing Cash Letter account, which fluctuates daily. Investment and mortgage-backed securities AFS increased $38.5 million or 6.5% to $627.8 million at September 30, 2021 from $589.3 million at December 31, 2020 as purchases of new investments and mortgage-backed securities AFS exceeded maturities and principal paydowns during the nine months ended September 30, 2021. Investment and mortgage-backed securities HTM increased $4.2 million or 22.8% to $22.4 million at September 30, 2021 from $18.3 million at December 31, 2020 as a result of purchases during 2021.

Loans receivable, net, including loans held for sale, increased $21.4 million or 4.5% to $500.6 million at September 30, 2021 from $479.2 million at December 31, 2020, primarily due to commercial business and real estate loans originated during the period. Loan balances in the commercial business, commercial real estate and consumer loan categories all increased while residential real estate, loans held for sale and PPP loan balances all decreased since the prior year end. Commercial business loans increased $8.4 million or 42.4% to $28.1 million at September 30, 2021 from $19.7 million at December 31, 2020. Commercial real estate loans increased $38.1 million or 12.7% to $337.4 million at September 30, 2021 from $299.3 million at December 31, 2020. Consumer loans grew $259,000 or 0.5% to $55.6 million at September 30, 2021 from $55.3 million at December 31, 2020. Residential real estate loans decreased $1.5 million or 1.9% to $77.4 million at September 30, 2021 from $78.9 million at December 31, 2020. Loans held for sale, decreased $2.1 million or 37.0% to $3.6 million at September 30, 2021 from $5.7 million at December 31, 2020. PPP loans decreased $15.0 million or 31.8% to $32.1 million at September 30, 2021 from $47.1 million at December 31, 2020.

OREO decreased $369,000 or 73.9% to $130,000 at September 30, 2021 from $499,000 at December 31, 2020 due to a write-down of $20,000 combined with the sale of two OREO properties, with a combined book value of $349,000, during the nine months ended September 30, 2021. At September 30, 2021, OREO consisted of one commercial land property located in Aiken, South Carolina.

FHLB stock decreased $1.4 million or 59.1% to $1.0 million at September 30, 2021 from $2.4 million at December 31, 2020 as a result of a decrease in advances from the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has its required investment in FHLB stock.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities
Deposit Accounts
Total deposits increased $98.5 million or 10.7% to $1.0 billion at September 30, 2021 from $918.1 million at December 31, 2020. This growth was primarily due to proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of the ongoing COVID-19 pandemic. The $123.5 million increase in demand accounts was partially offset by a $25.0 million decrease in certificate accounts during the first nine months of 2021. The balance, weighted average rates and increases and decreases in deposit accounts at September 30, 2021 and December 31, 2020 are shown below.

	9/30/2021		12/31/2020		Increase (Decrease)
(Dollars in thousands)	Balance	Weighted Rate	Balance	Weighted Rate	$	%
Demand Accounts:
Checking	$425,791	0.04%	$372,070	0.05%	$53,721	14.4%
Money Market	344,323	0.16	291,068	0.16	53,255	18.3
Savings	90,967	0.14	74,433	0.14	16,534	22.2
Total	$861,081	0.10%	$737,571	0.10%	$123,510	16.7%
Certificate Accounts
0.00 – 0.99%	$136,038		$122,712		$13,326	10.9%
1.00 – 1.99%	13,919		46,620		(32,701)	(70.1)
2.00 – 2.99%	5,529		11,193		(5,664)	(50.6)
Total	$155,486	0.43%	$180,525	0.77%	$(25,039)	(13.9)%
Total Deposits	$1,016,567	0.15%	$918,096	0.23%	$98,471	10.7%

Included in certificate accounts were $10.0 million and $16.0 million in brokered deposits at September 30, 2021 and December 31, 2020, with a weighted average interest rate of 0.26% and 0.37%, respectively.

Advances From FHLB
FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

(Dollars in thousands)	9/30/2021		12/31/2020		Decrease
Year Due:	Balance	Rate	Balance	Rate	$	%
2021	$—	—%	$25,000	1.98%	$(25,000)	(100.0)%
2023	10,000	1.45	10,000	1.46	—	—
Total Advances	$10,000	1.45%	$35,000	1.83%	$(25,000)	(71.4)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $97.0 million and $97.6 million, at September 30, 2021 and $104.7 million and $106.2 million at December 31, 2020, respectively.
There were no callable FHLB advances at September 30, 2021. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Borrowings From the Federal Reserve Bank
At September 30, 2021, the Bank had $15.4 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta compared to $48.7 million at December 31, 2020. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. Effective March 16, 2020 the borrowing rate was set at the top of the targeted Federal Funds Rate, or 0.25%.  At September 30, 2021, the collateral pledged by the Bank for these borrowings consisted of investment and mortgage-backed securities with an amortized cost and fair value of $80.9 million and $84.7 million, respectively.

Other Borrowings (Repurchase Agreements)
The Bank had $26.6 million in other borrowings at September 30, 2021, an increase of $13.5 million or 102.8% from $13.1 million at December 31, 2020. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.15% at both September 30, 2021 and December 31, 2020.

Collateral pledged by the Bank for these repurchase agreements consisted of investment and mortgage-backed securities with amortized costs and fair values of $38.1 million and $38.1 million at September 30, 2021 and $26.6 million and $26.8 million at December 31, 2020, respectively.

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.82% at September 30, 2021 compared to 1.92% at December 31, 2020. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Shareholders’ Equity
Shareholders’ equity increased $4.8 million or 4.3% to $116.7 million at September 30, 2021 from $111.9 million at December 31, 2020. The increase was primarily attributable to net income of $10.7 million, which was partially offset by a $4.9 million decrease in accumulated other comprehensive income, net of tax and $1.1 million in dividends paid to common shareholders during the nine months ended September 30, 2021. The decrease in net accumulated other comprehensive income was related to the unrecognized loss in value of investment and mortgage-backed securities during the nine months ended September 30, 2021. Book value per common share was $35.87 at September 30, 2021 compared to $34.40 at December 31, 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Month Periods Ended September 30, 2021 and 2020

Net Income
Net income increased $3.7 million or 413.1% to $4.6 million or $1.43 per basic common share for the quarter ended September 30, 2021 compared to $905,000 or $0.28 per basic common share for the quarter ended September 30, 2020. The increase in net income was primarily the result of decreases in interest expense and the provision for loan losses combined with an increase in non-interest income during the third quarter of 2021.
Net Interest Income
Net interest income increased $916,000 or 11.6% to $8.8 million during the quarter ended September 30, 2021, compared to $7.9 million for the same period in 2020. During the quarter ended September 30, 2021, average interest-earning assets increased $89.0 million or 8.6% to $1.1 billion from $1.0 billion for the same period in 2020, while average interest-bearing liabilities increased $30.8 million or 3.7% to $866.6 million for the quarter ended September 30, 2021 from $835.8 million for the comparable period in 2020. The Company's net interest margin was 3.17% for the quarter ended September 30, 2021 compared to 3.09% for the comparable period in 2020. The Company's net interest spread on a tax equivalent basis was 3.08% for the quarter ended September 30, 2021 compared to 2.96% for the quarter ended September 30, 2020.

In response to COVID-19, the Federal Reserve reduced the targeted Federal Funds Rate by 150 basis points during March 2020 to a range of 0.00% to 0.25%, where it remains at September 30, 2021. The effect of changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are based on local competition and not tied to a specific market-based index. Interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the effects of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2021 and 2020:

	Quarter Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2021		2020
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$505,191	5.75%	$544,499	4.98%	$(39,308)	$488
Mortgage-Backed Securities	302,614	1.72	239,772	2.46	62,842	(173)
Investment Securities(2)	311,933	1.50	245,715	1.87	66,218	22
Overnight Time and Certificates of Deposit	1,531	0.89	2,327	0.63	(796)	—
Total Interest-Earning Assets	$1,121,269	3.47%	$1,032,313	3.64%	$88,956	$337
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the quarters ended September 30, 2021 and 2020. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $68,478 and $61,425 for the quarters ended September 30, 2021 and 2020, respectively.
Average interest-earning assets increased $89.0 million, or 8.6%, and total tax equivalent interest income increased $337,000, or 3.6%, to $9.7 million for the quarter ended September 30, 2021 compared to the same period in 2020 despite a 17 basis point decline in the average yield on interest-earning assets.

Total interest income on loans increased $488,000 or 7.2% to $7.3 million for the quarter ended September 30, 2021 from $6.8 million for the third quarter of 2020. The increase in interest income from loans was the result of a 77 basis point increase in the average yield on loans receivable, which was primarily driven by the recognition of $1.5 million in fee income related to PPP loans during the quarter ended September 30, 2021. This increase was partially offset by a $39.3 million or 7.2% decrease in the average loan portfolio balance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest income from MBS decreased $173,000 or 11.7% to $1.3 million during the quarter ended September 30, 2021 due to a 74 basis point decrease in the average yield, which was partially offset by a $62.8 million increase in the average balance of these assets. Tax equivalent interest income from investment securities decreased $22,000 or 1.9% to $1.2 million during the quarter ended September 30, 2021 due to a decrease of 37 basis points in the average yield on investment securities, partially offset by a $66.2 million or 26.9% increase in the average balance of the investment securities portfolio.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2021 and 2020.

	Quarter Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2021		2020
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Now and Money Market Accounts	$539,561	0.13%	$447,997	0.17%	$91,564	$(13)
Savings Accounts	88,117	0.08	67,940	0.15	20,177	(7)
Certificate Accounts	165,084	0.45	218,636	1.05	(53,552)	(391)
FHLB Advances and Other Borrowings (2)	38,676	0.52	66,098	1.36	(27,422)	(173)
Junior Subordinated Debentures	5,155	1.86	5,155	2.05	—	(2)
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Total Interest-Bearing Liabilities	$866,593	0.39%	$835,826	0.68%	$30,767	$(586)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $586,000 or 41.0% to $845,000 for the quarter ended September 30, 2021 compared to $1.4 million for the same period in 2020 due to a decline of 29 basis points in the average cost of interest bearing liabilities, which was partially offset by a $30.8 million or 3.7% increase in the average balance of these liabilities.
The largest decrease in interest expense was related to deposits. Despite a $58.2 million increase in the average balance of deposit accounts, the average cost of interest-bearing deposits decreased 24 basis points, resulting in a $410,000 decrease in interest expense during the third quarter of 2021 when compared to the same quarter in 2020. Interest expense on certificate accounts had the largest decrease in interest expense due to a decrease of $53.6 million in the average balance combined with a 60 basis point decrease in the average cost of certificate deposits during the third quarter of 2021, as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. Interest expense on FHLB advances, FRB borrowings and repurchase agreements decreased $173,000 for the third quarter of 2021 due to a $27.4 million decrease in the average balance of these interest-bearing liabilities, combined with a decrease of 82 basis points in the average cost.

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
The table below shows the changes in the allowance for loan losses for the quarters ended September 30, 2021 and 2020.

	Quarter Ended September 30,
(Dollars in thousands)	2021	2020
Beginning Balance	$11,424	$10,676
Provision for Loan Losses	(665)	2,200
Charge-offs	(46)	(65)
Recoveries	459	35
Net Recoveries (Charge-offs)	$413	$(30)
Ending Balance	$11,172	$12,846

At Period End:	9/30/2021	9/30/2020
Impaired Loans	$2,484	$3,217
Gross Loans Receivable, Held For Investment (1)	$508,184	$533,221
Total Loans Receivable, Net	$500,601	$527,870
Allowance For Loan Losses as a % of Impaired Loans	449.8%	399.3%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.2%	2.4%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The Company had net recoveries of $413,000, or 0.33% of gross loans on an annualized basis, for the quarter ended September 30, 2021 compared to net charge-offs of $30,000, or 0.01% of gross loans on an annualized basis, for the third quarter of 2020. We had a negative provision for loan losses of $665,000 for the quarter ended September 30, 2021, compared to provision expense of $2.2 million for the third quarter of 2020. The negative provision for loan losses for the third quarter of 2021 resulted primarily from the net recoveries and a reduction in qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of September 30, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased to $4.5 million for the three months ended September 30, 2021 from $3.0 million for the same period in 2020. The table below summarizes the changes in non-interest income.

	Quarter Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Gain on Sale of MBS & Investment Securities	$—	$139,346	$(139,346)	(100.0)%
Gain on Sale of Loans	932,340	1,184,818	(252,478)	(21.3)
Service Fees on Deposit Accounts	251,440	222,085	29,355	13.2
Commissions From Insurance Agency	187,657	202,007	(14,350)	(7.1)
BOLI Income	155,000	138,250	16,750	12.1
Trust Income	359,035	243,990	115,045	47.2
ATM & Check Card Fee Income	615,568	499,176	116,392	23.3
Grant Income	1,826,265	171,310	1,654,955	966.1
Other	202,314	187,269	15,045	8.0
Total Non-Interest Income	$4,529,619	$2,988,251	$1,541,368	51.6%
The $1.5 million increase in non-interest income was primarily attributable to a $1.8 million grant received during the quarter ended September 30, 2021. The grant was awarded by the Community Development Financial Institutions (CDFI) Rapid Response Program (RRP) in order to provide certified CDFIs with resources to help counter the economic impact of COVID-19 in distressed and underserved communities. The grant proceeds were used to fund qualified loans within the Bank’s target market areas. The increase in grant income was partially offset by decreases in gain on sale of MBS and investment securities and gain on sale of loans during the quarter ended September 30, 2021. net gain on $139,000 Gain on sale of loans $252,000

Non-Interest Expense
Non-interest expense increased $363,000 or 4.7% to $8.0 million for the quarter ended September 30, 2021 compared to $7.7 million for the quarter ended September 30, 2020. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Compensation and Employee Benefits	$4,757,937	$4,743,327	$14,610	0.3%
Occupancy	641,555	669,258	(27,703)	(4.1)
Advertising	275,947	325,584	(49,637)	(15.2)
Depreciation and Maintenance of Equipment	781,217	689,118	92,099	13.4
FDIC Insurance Premiums	73,845	51,858	21,987	42.4
Net Cost (Recovery) of Operation of OREO	55,000	(22,049)	77,049	(349.4)
Consulting	182,684	190,379	(7,695)	(4.0)
Debit Card Expense	284,434	232,788	51,646	22.2
Telephone	100,113	135,645	(35,532)	(26.2)
Postage	16,469	94,306	(77,837)	(82.5)
General Insurance	77,731	62,318	15,413	24.7
Other	801,964	513,685	288,279	56.1
Total Non-Interest Expense	$8,048,896	$7,686,217	$362,679	4.7%
Depreciation and maintenance of equipment increased $92,000 or 13.4% to $781,000 for the quarter ended September 30, 2021 compared to $689,000 for the quarter ended September 30, 2020 due to additional capital expenses related to our new e-branch as well as our newest branch in the metro Augusta, Georgia area, which is scheduled to open early next year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net cost of $55,000 from the operation of OREO properties during the quarter ended September 30, 2021 compared to a net recovery of $22,000 during the quarter ended September 30, 2020. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period. FDIC insurance premiums increased to normalized levels due to the use of remaining FDIC small bank credits by the Bank during 2020.

Provision For Income Taxes
The provision for income taxes increased $1.2 million or 1,161.6% to $1.3 million for the quarter ended September 30, 2021 from $105,000 for the same period in 2020 due to higher net income before taxes in 2021 and purchased state tax credits, which reduced income taxes in 2020. Pre-tax net income was $6.0 million for the quarter ended September 30, 2021 compared to $1.0 million for the second quarter of 2020. The Company’s combined federal and state effective income tax rate was 22.2% and 10.4% for the quarters ended September 30, 2021 and 2020, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net Income
Net income increased $6.8 million or 169.6% to $10.7 million for the nine months ended September 30, 2021 compared to the same nine month period in 2020. The increase in earnings was primarily the result of decreases in interest expense and the provision for loan losses combined with an increase in non-interest income during the first nine months of 2021 when compared to the same period last year.

Net Interest Income
Net interest income increased $2.5 million or 11.1% to $24.6 million for the nine months ended September 30, 2021 compared to $22.1 million for the same period last year. During the nine months ended September 30, 2021, average interest earning assets increased $117.6 million or 11.8% to $1.1 billion from $992.7 million for the nine months ended September 30, 2020. Average interest-bearing liabilities also increased by $41.8 million or 5.0% to $869.7 million for the nine months ended September 30, 2021 from $827.9 million for the same period in 2020. The Company's net interest margin fell two basis points to 2.98% for the nine months ended September 30, 2021 compared to 3.00% for the nine months ended September 30, 2020. The net interest spread on a tax equivalent basis grew three basis points to 2.88% for the nine months ended September 30, 2021 from 2.85% for the comparable period in 2020.
Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2021		2020
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$508,693	5.25%	$511,611	5.04%	$(2,918)	$706
Mortgage-Backed Securities	290,381	1.85	239,693	2.63	50,688	(710)
Investment Securities(2)	309,634	1.56	235,905	2.04	73,729	12
Overnight Time & Certificates of Deposit	1,572	0.55	5,504	1.28	(3,932)	(47)
Total Interest-Earning Assets	$1,110,280	3.32%	$992,713	3.72%	$117,567	$(39)
    (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the nine months ended September 30, 2021 and 2020. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $201,978 and $190,996 for the nine months ended September 30, 2021 and 2020, respectively.

Total tax equivalent interest income decreased $39,000 to $27.7 million during the nine months ended September 30, 2021 compared to the first nine months of 2020, due to decreases in interest income from MBS, investment securities and other interest-earning assets, which were partially offset by an increase in interest income from loans. Total interest income on loans increased $706,000 or 3.7% to $20.0 million during the nine months ended September 30, 2021 from $19.3 million for the same period in 2020. The increase was a result of a 21 basis point increase in the average yield on loans receivable, which was primarily driven by the recognition of $3.3 million in fee income related to PPP loans during the nine months ended September 30, 2021. The increase was partially offset by a $2.9 million or 0.6% decrease in the average loan balance.

Interest income from MBS decreased $710,000 or 15.0% to $4.0 million for the nine months ended September 30, 2021 from $4.7 million for the same period in 2020. The decrease was the result of a 78 basis point decline in the average MBS portfolio yield, which was partially offset by a $50.7 million or 21.1% increase in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities increased $12,000 or 0.3% to $3.6 million for the nine months ended September 30, 2021 when compared to the same nine month period in 2020.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,				Change in Average Balance	Decrease in Interest Expense
	2021		2020
(Dollars in Thousands)	Average Balance	Cost of Funds (1)	Average Balance	Cost of Funds (1)
Now and Money Market Accounts	$515,157	0.13%	$428,663	0.28%	$86,494	$(424)
Statement Savings Accounts	83,339	0.08	60,131	0.15	23,208	(16)
Certificates Accounts	176,589	0.54	223,450	1.41	(46,861)	(1,645)
FHLB Advances and Other Borrowed Money	59,429	0.87	78,980	1.18	(19,551)	(311)
Junior Subordinated Debentures	5,155	1.89	5,155	2.62	—	(28)
Subordinated Debentures	30,000	5.25	30,000	—	—	—
Senior Convertible Debentures	—	—	1,500	7.27	(1,500)	(82)
Total Interest-Bearing Liabilities	$869,669	0.44%	$827,879	0.87%	$41,790	$(2,506)
(1) Annualized

Interest expense decreased $2.5 million or 46.4% to $2.9 million during the nine months ended September 30, 2021 compared to $5.4 million for the same period in 2020. The decrease in total interest expense was attributable to a decrease of 43 basis points in the cost of interest-bearing liabilities, which was partially offset by a $41.8 million or 5.0% increase in the average balance of these liabilities.

Interest expense on FHLB advances and other borrowings decreased $311,000 or 44.5% to $389,000 during the nine months ended September 30, 2021 from $701,000 during the same period in 2020 due to a $19.6 million or 24.8% decrease in the average balance combined with a decline of 31 basis points in the average cost of these liabilities during the nine months ended September 30, 2021 when compared to the same period last year.

Provision for Loan Losses

There was $2.3 million in negative provision for loan losses recorded during the nine months ended September 30, 2021 compared to provision expense of $3.6 million for the same period in 2020 reflecting a decline in the probable loan losses due to the COVID-19 pandemic as the economic and business conditions at both the national and regional levels continued to improve as of September 30, 2021. The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020
Beginning Balance	$12,843	$9,226
Provision for Loan Losses	(2,270)	3,600
Charge-offs	(110)	(203)
Recoveries	709	223
Net Recoveries	$599	$20
Ending Balance	$11,172	$12,846

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income increased $1.4 million or 16.3% to $10.0 million for the nine months ended September 30, 2021, compared to $8.6 million for the nine months ended September 30, 2020. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Gain on Sale of MBS & Investment Securities	$—	$1,332,666	$(1,332,666)	(100.0)%
Gain on Sale of Loans	3,022,755	2,494,084	528,671	21.2
Service Fees on Deposit Accounts	702,548	695,561	6,987	1.0
BOLI Income	485,000	408,250	76,750	18.8
Commissions From Insurance Agency	468,083	513,783	(45,700)	(8.9)
Trust Income	1,005,517	782,210	223,307	28.5
ATM & Check Card Fee Income	1,811,216	1,416,946	394,270	27.8
Grant Income	1,826,265	316,814	1,509,451	476.4
Other	669,379	629,814	39,565	6.3
Total Non-Interest Income	$9,990,763	$8,590,128	$1,400,635	16.3%
The increase in non-interest income was primarily attributable to increases in gain on sale of loans, trust income, ATM & check card fee income and grant income reduced by the absence of gain on sale of MBS & investment securities during the nine months ended September 30, 2021. Gain on sale of loans increased $529,000 or 21.2% to $3.0 million for the nine months ended September 30, 2021 compared to $2.5 million during the same period in 2020 as the dollar volume of loans sold increased. ATM & Check Card Fee income increased $394,000 primarily due to an increase in debit card usage. Grant income increased as a result of the $1.8 million CDFI RRP award received during 2021. The grant proceeds were used by the Bank to fund qualified loans in the target market areas we serve.

Non-Interest Expense
For the nine months ended September 30, 2021, non-interest expense increased $784,000 or 3.5% to $23.1 million compared to $22.3 million for the same period in 2020. The table below summarizes the changes in the components of non-interest expense.

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Compensation and Employee Benefits	$14,145,363	$13,654,330	$491,033	3.6%
Occupancy	1,922,369	1,864,202	58,167	3.1
Advertising	671,186	776,605	(105,419)	(13.6)
Depreciation and Maintenance of Equipment	2,354,958	2,126,683	228,275	10.7
FDIC Insurance Premiums	215,181	67,938	147,243	216.7
Net Recovery of Operation of OREO	(115,840)	(27,329)	(88,511)	323.9
Consulting	512,998	563,246	(50,248)	(8.9)
Debit Card Expense	859,357	764,570	94,787	12.4
Telephone	313,229	372,631	(59,402)	(15.9)
Postage	147,600	249,512	(101,912)	(40.8)
General Insurance	248,691	226,983	21,708	9.6
Other	1,829,544	1,681,363	148,181	8.8
Total Non-Interest Expense	$23,104,636	$22,320,734	$783,902	3.5%
Compensation and employee benefits expenses increased $491,000 or 3.6% to $14.1 million for the nine months ended September 30, 2021 compared to $13.7 million during the same period last year primarily due to general annual cost of living increases.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and maintenance of equipment increased $228,000 or 10.7% primarily due to additional capital expenses related to our new e-branch as well as our newest branch in the metro Augusta, Georgia area, which is scheduled to open next year.
FDIC insurance premiums increased $147,000 primarily due to the use of remaining FDIC small bank credits by the Bank during 2020.
The Company had a net recovery of $116,000 from the operation of OREO properties during the nine months ended September 30, 2021 compared to a net recovery of $27,000 during the nine months ended September 30, 2020. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period.
Debit card expense increased $95,000 to $859,000 for the nine months ended September 30, 2021 due to the replacement of all customer debit cards in 2021 because of the inclusion of a new chip within the cards.
Other non-interest expense increased during the nine months ended September 30, 2021 due to increased operations as branches re-opened during 2021 after being closed for the majority of 2020 as a result of the COVID-19 pandemic. As of May 2021, all branches have reopened and resumed normal business hours.

Provision For Income Taxes
The provision for income taxes increased $2.2 million or 269.5% to $3.0 million for the nine months ended September 30, 2021 from $810,000 for the same period in 2020 primarily due to higher pre-tax income in 2021 and purchased state tax credits in 2020. Income before taxes was $13.7 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s combined federal and state effective income tax rate was 21.8% for the nine months ended September 30, 2021 compared to 16.9% for the same period in 2020.

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
During the nine months ended September 30, 2021 loan disbursements exceeded loan repayments resulting in a $21.4 million or 4.5% increase in total net loans receivable. Also during the nine months ended September 30, 2021, deposits increased $98.5 million or 10.7% and FHLB advances decreased $25.0 million. The Bank had $349.9 million in additional borrowing capacity at the FHLB at the end of the period. The Bank also has secured an $80.9 million discount window facility at the FRB, collateralized by investment securities with a fair market value of $84.7 million. At September 30, 2021, the Bank had $15.4 million in outstanding borrowings at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2021. At September 30, 2021, the Bank had $114.3 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2021, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.8%, 10.2%, 18.8%, and 20.1%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2021 the Bank’s conservation buffer was 12.1%. For additional details, see “Footnote – Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2021.

(Dollars in thousands)	One Month or Less	After One Through Three Months	After Three Through Twelve Months	Total Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$1,776	$3,383	$57,660	$62,819	$110,292	$173,111
Standby Letters of Credit	98	132	1,657	1,887	544	2,431
Total	$1,874	$3,515	$59,317	$64,706	$110,836	$175,542

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
For the nine months ended September 30, 2021, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.88%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	1999 Stock Option Plan (7)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2008 Equity Incentive Plan (10)
10.9	Forms of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
10.10	2018 Employee Stock Purchase Plan (11)
10.11	Incentive Compensation Plan (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
    SECURITY FEDERAL CORPORATION

Date:	November 15, 2021	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 15, 2021	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative