Form 10-K
period 2021-12-31
SECURITY FEDERAL CORP
filed 2022-03-29
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _________ to _________

Commission File Number:	000-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0858504
(State of incorporation)	(I.R.S. Employer Identification No.)
238 Richland Avenue Northwest, Aiken, South Carolina	29801
(Address of principal executive offices)	(Zip Code)
803 641-3000
(Registrants telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of March 29, 2022, there were issued and outstanding 3,252,884 shares of the registrant's Common Stock, which is traded on the OTC Pink Open Market under the symbol “SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2021, was $59,523,483.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2021 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K where indicated.
2.Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus 2019 (“COVID-19”) and any governmental or societal responses thereto;
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
•uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
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
i

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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”); and
•the other risks described elsewhere in this document.

These developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2022 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition and consolidated results of operations, liquidity and stock price performance.

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
At December 31, 2021, the Company had assets of $1.3 billion, deposits of $1.1 billion and shareholders' equity of $115.5 million. The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank
Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 17 branch offices in Aiken, Lexington, Richland and Saluda counties in South Carolina and Columbia and Richmond counties in Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. The Bank will open its 18th and 19th branch offices, in Columbia, South Carolina and Augusta, Georgia in 2022.

In 2010, the Bank and the Company applied for and became a Certified Community Development Financial Institution ("CDFI"). The designation enables the Bank to be eligible for certain grants from United States Treasury ("Treasury"). The Treasury administers CDFIs and the Bank and Company must re-certify as a CDFI every year. Re-certification currently depends on the Bank making 60% of its loans by dollar and number of loans in its Target Market, which consists primarily of low to moderate income census tracts in the Bank’s market area. The criteria to remain a CDFI can change from year to year. Management is currently weighing the advantages and disadvantages of participating in the Emergency Capital Investment Program (ECIP) available to CDFIs. Pursuant to ECIP, the Company would issue preferred stock to Treasury with a zero percent coupon the first two years, followed by a two percent coupon thereafter. The Bank would then make efforts to increase lending in low to moderate census tracts and distressed areas. There are certain restrictions on the Company's and the Bank's executive compensation, payment of dividends on common stock if a preferred dividend payment to Treasury is missed, and certain other requirements that could reduce the marketability of the Company’s common stock.
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
Selected Consolidated Financial Information.  This information is incorporated by reference to pages 10 and 11 of the Company’s 2021 Annual Report to Shareholders (“Annual Report”).
Rate/Volume Analysis.  This information is incorporated by reference to page 24 of the Annual Report.
Yields Earned and Rates Paid.  This information is incorporated by reference to page 25 of the Annual Report.

Lending Activities
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

Loan Portfolio Composition

Loans receivable, net, including loans held for sale, increased to $499.5 million at December 31, 2021 from $479.2 million at December 31, 2020 primarily due to increases in both commercial real estate and commercial business loans. For a detailed breakdown of the composition of our loan portfolio see Note 4- Loans Receivable, net of the "Notes to Consolidated Financial Statements" contained in the Annual Report.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2021.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Construction loans made to owners to finance the construction of a residence are included in the residential real estate loan category. Construction loans for commercial properties are included in the commercial real estate category.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(In Thousands)
Residential Real Estate	$17,304	$744	$8,845	$33,124	$60,017
Consumer	8,600	23,182	12,646	14,828	59,256
Commercial Business	10,665	9,418	9,204	—	29,287
Commercial Real Estate	73,023	199,443	72,735	8,156	353,357
Paycheck Protection Program (“PPP”)	—	9,752	—	—	9,752
Total	$109,592	$242,539	$103,430	$56,108	$511,669

The following table sets forth the amount of total loans due after December 31, 2022, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Residential Real Estate	$8,513	$34,200	$42,713
Consumer	18,443	32,213	50,656
Commercial Business	18,622	—	18,622
Commercial Real Estate	207,346	72,988	280,334
Paycheck Protection Program (“PPP”)	9,752	—	9,752
Total	$262,676	$139,401	$402,077

Loan Originations/ Renewals, Purchases and Sales
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
Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2021, Security Federal sold $80.0 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2021, the Bank had $4.0 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.
Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2021, the Bank's legal lending limit under this restriction was $20.2 million.  At that date, the Bank's largest loan relationship to a single borrower was $15.6 million, comprised of five loans for commercial properties. These loans were performing in accordance with their repayment terms at December 31, 2021.
South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $13.5 million at December 31, 2021, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2021, the Board approved the increased loan limits mentioned above.
Loan Solicitation and Processing
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
The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2021, the Bank had $3.3 million in outstanding commitments on mortgage loans not yet closed compared to $2.1 million at December 31, 2020. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $163.8 million at December 31, 2021.  For a more detailed discussion, see "Note 19 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements contained in the Annual Report.
Residential Real Estate Lending
At December 31, 2021 the Bank had $56.0 million or 10.9% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans can have adjustable or fixed rates and include permanent one- to four-family residential mortgage loans as well as construction loans for single family dwellings to owner-occupants.
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
During the year ended December 31, 2021, the Bank originated $150.7 million in residential real estate loans, 25.1% of which had adjustable interest rates. At December 31, 2021, residential ARMs totaled $46.3 million or 9.0% of the Bank's loan portfolio. At December 31, 2021, the Bank also held approximately $13.7 million or 2.7% of the loan portfolio in longer term fixed rate residential mortgage loans.  Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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
Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2021, residential construction loans on one- to four-family dwellings to owner-occupants totaled $13.2 million, or 2.9%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.25% to 8.00% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate and Commercial Business Loans
The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2021, the Bank had $29.3 million, or 5.7%% of its total loan portfolio, in commercial business loans.  A total of $730,000 of these loans were unsecured at December 31, 2021.
The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family speculative dwellings, multi-family residential properties, or pre-sold homes, land lots, income property developments, and undeveloped land.  At December 31, 2021, the Bank had $353.4 million, or 69.1% of its total loan portfolio, in commercial real estate loans.
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

During the last two years the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act and extended by the CAA, 2021 to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP ended on May 31, 2021. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. As of December 31, 2021, we had received SBA forgiveness for more than 2,600 PPP loans totaling $117.6 million resulting in 160 remaining PPP loans with an aggregate balance of $9.8 million. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending- Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.”
Consumer Loans
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
In 2012, the Bank instituted interest rate floors, which currently range from 3.25% to 4.25%, on new home equity line originations and a maximum loan-to-value ratio of 80%. The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2021, the Bank had $59.3 million, or 11.6% of its loan portfolio, in consumer loans, which included $26.6 million in outstanding home equity lines of credit.
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
Credit cards and personal lines of credit are also included in consumer loans.  As of December 31, 2021, the Bank had issued 3,470 Mastercard credit cards with total approved credit lines of $10.6 million, of which $2.7 million was outstanding on that date.

Loan Delinquencies and Defaults

The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  The Bank’s non-accrual loans were $2.7 million at December 31, 2021 as compared to $3.1 million at December 31, 2020. For a more detailed discussion of our non-accrual loans, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report and Note 4 - Loans Receivable, net in the Notes to Consolidated Financial Statements contained in the Annual Report.

Classified Assets
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
The Company uses a risk based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. For a more detailed discussion of our credit quality measures, see "Note 4- Loans Receivable, net - Credit Quality Indicators" in the Notes to Consolidated Financial Statements contained in the Annual Report.
At December 31, 2021, $6.9 million of the total loan balance was classified "substandard" compared to $8.8 million at December 31, 2020. At December 31, 2021, $15.1 million of the total loan balance was designated as "special mention" compared to $18.3 million at December 31, 2020. At December 31, 2021, $89.2 million of the total loan balance was designated as “caution” compared to $80.7 million at December 31, 2020. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2021 and 2020.

Troubled Debt Restructurings
The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating. Not all loan modifications are TDRs. The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. For a more detailed discussion of our TDRs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition - Non-Performing Assets" contained in the Annual Report and "Note 4- Loans Receivable, net -Troubled Debt Restructurings and Loan Modifications" in the Notes to Consolidated Financial Statements contained in the Annual Report.
Provision for Losses on Loans
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
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $451.7 million, or 88.3% of the total loan portfolio, at December 31, 2021.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience. The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.
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
See "Note 4- Loans Receivable, net - Allowance for Loan Losses" in the Notes to Consolidated Financial Statements for a breakdown of the activity within the allowance for loan losses by loan category for the years ended December 31, 2021, 2020, and 2019.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Credit ratios (at period end):
Allowance for loan losses	$11,087	$12,843	$9,226
Total non-accrual loans	$2,683	$3,125	$3,436
Total loans outstanding	$511,669	$493,848	$462,554
Allowance for loan losses as a percentage of non-accrual loans	413.23%	410.98%	268.51%
Allowance for loan losses as a percentage of total loans outstanding	2.17%	2.60%	1.99%
Non-accrual loans as a percentage of total loans outstanding	0.52%	0.63%	0.74%

Credit ratios (for the year ended):
Net charge-offs during period to average loans outstanding:
Residential real estate:	(0.07)%	—%	0.04%
Net charge-offs	$(41)	$(2)	$29
Average loans outstanding	$59,419	$73,020	$76,286
Consumer:	0.04%	0.30%	0.62%
Net charge-offs	$23	$164	$317
Average loans outstanding	$55,781	$55,013	$51,497
Commercial business:	0.01%	0.09%	(0.12)%
Net charge-offs	$4	$35	$(36)
Average loans outstanding	$39,170	$38,200	$30,000
Commercial Real Estate:	(0.18)%	(0.06)%	—%
Net charge-offs	$(634)	$(214)	$11
Average loans outstanding	$351,489	$339,721	$287,379
PPP loans:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$42,785	$63,431	$—
Total loans:	(0.13)%	—%	0.07%
Total Net (recoveries) charge-offs	$(648)	$(17)	$321
Total average loans outstanding	$505,902	$506,017	$445,162

Subsidiaries
At December 31, 2021, Security Federal's net investment in its subsidiaries totaled $20.4 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.
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

At December 31, 2021, our investment portfolio totaled $706.4 million. Security Federal has a portfolio of available for sale ("AFS") and held to maturity ("HTM") mortgage-backed securities ("MBS") which is the largest component of our investment portfolio. MBS can serve as collateral for borrowings and, through repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, MBS have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, FFCB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government. AFS investments and MBS are carried at fair value.

The Company’s HTM portfolio consists of Ginnie Mae, Fannie Mae, and Freddie Mac MBS, which are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income. At December 31, 2021, these securities had a combined book value of $23.5 million and an average book yield of 2.03%, which was calculated by multiplying the carrying value of each HTM MBS by its yield and dividing the sum of these results by the total carrying value. MBS investments do not have a fixed maturity date.

For more detailed information regarding the Bank's securities portfolios, see "Note 2 - Investment and MBS AFS" and "Note 3 - MBS HTM" in the Notes to Consolidated Financial Statements contained in the Annual Report.

Sources of Funds
Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

Deposits
The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts. The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels. At December 31, 2021 deposits totaled $1.1 billion. At that date, approximately $39.4 million of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional information regarding our deposits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 9 - Deposits" in the Notes to Consolidated Financial Statements contained in the Annual Report.

Borrowings
As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2021, the Bank had no outstanding advances from the FHLB of Atlanta.  See "Note 10 - FHLB Advances, FRB Borrowings and Other Borrowings" in the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See also "Regulation - Regulation of the Bank - Federal Home Loan Bank System."
At December 31, 2021, the Bank also had no in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At December 31, 2021, the borrowing rate was 0.25%.
At December 31, 2021, the Bank had $26.8 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other borrowings" in the Consolidated Financial Statements included in the Annual Report.
At December 31, 2021, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 1.90% at December 31, 2021.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On November 22, 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”). The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes.  The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2024 and November 22, 2029, respectively. See "Note 14 – Subordinated Debentures" in the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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
Human Capital
Security Federal Bank continually strives to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth coupled with an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in the company's long-term success.

At December 31, 2021, the Company employed 232 full-time and 16 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2021, our workforce was 70% female and 30% male, and women held 64% of the Bank’s management roles. The ethnicity of our workforce was 77% White, 16% Black, 3% Asian, 2% Hispanic or Latino, 1% Indian and 1% Two or More Races.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2021, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	3.4%	1.8%	8.0%
Mid-level officers and managers	20.6%	14.0%	18.3%
Professionals	21.1%	24.6%	25.1%
Sales	1.2%	—%	1.2%
Administrative support	53.7%	59.6%	47.4%
Total	100.0%	100.0%	100.0%
(1) Includes employees self-disclosed as Asian, Black, Hispanic or Latino, Indian, or Two or More Races.

Benefits - The Company provides competitive comprehensive benefits to employees. The Company values the health and well-being of its employees and strives to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable.

Board of Directors - The Company’s board of directors is comprised of the Company’s Chief Executive Officer, President and nine non-employee directors. The non-employee directors are represented by 11% female and 11% minority.

Response to COVID-19 Pandemic - As an essential business, the Company responded quickly to implement procedures to assist employees in navigating the challenging impact from the pandemic, as well as protect the safety of both employees and customers. The Company has transitioned to a hybrid remote work model where eligible positions may arrange with their manager to work partially or fully remote. Safety measures implemented early in the COVID-19 pandemic continue to be followed to protect employees working on site, which included installation of protective partitions and fully equipping locations with personal safety supplies. Employees who experienced a reduction in hours due to reduced branch operating hours continued to receive their full pay. Additional sick time was authorized for employees impacted directly by the COVID-19 virus. The Company will continue to follow any state mandates and make adjustments to support employees and prioritize employee safety.

Training and Education - The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Bank’s compliance training program provides annual training courses to assure that all employees and officers know the rules applicable to their jobs.

Executive Officers - The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2021.

	Age at December 31,	Position
Name	2021	Company	Bank
J. Chris Verenes	65	Chief Executive Officer	Chief Executive Officer Chairman of the Board
Roy G. Lindburg	61	President	—
Philip R. Wahl	58	—	President
Darrell Rains	65	Chief Financial Officer	Chief Financial Officer

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

Roy G. Lindburg was appointed President of the Company in June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995. He was named Executive Vice President and appointed to the Company's and the Bank's Boards of Directors in 2005. Prior to joining Security Federal, Mr. Lindburg was employed by Keokuk Bancshares/First Community Bank in Keokuk, Iowa from 1986 to 1994. Mr. Lindburg is a Certified Public Accountant.

Philip R. Wahl was appointed President of the Bank effective August 2019. Prior to that, he served as the Bank's Augusta Market President since 2017.  Prior to joining the Bank, Mr. Wahl held a variety of management positions with local and national banks in the Augusta area during his 35 year banking career. Most recently, he was employed by First Community Bank from 2012 to 2016. He currently serves on the Georgia Health Sciences Foundation Board of Trustees and is Chairman of the Board of the Augusta Convention & Visitors Bureau.

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
Regulation of the Company
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

Federal Deposit Insurance Corporation
The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2021, the Bank paid $291,000 in FDIC premiums.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments.
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

Prompt Corrective Action
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
At December 31, 2021, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and "Note 16 - Regulatory Mattors" in the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements
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
The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets. For some financial institutions it also includes accumulated and other comprehensive amounts (“AOCI”); however, the Company and the Bank made a one-time election to exclude AOCI as permitted by the regulators. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the well-capitalized ratio requirements. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of that year. Beginning in 2021, the CBLR was increased to 8.5% for that calendar year. The CBLR returned to 9% on January 1, 2022. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules. A bank may also opt out of the framework at any time, without restriction, by reverting to the generally applicable capital rules.

The FASB has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see "Note 1- Significant Accounting Policies-Recently Issued or Adopted Accounting Standards" in the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System
The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2021, the Bank had no outstanding advances from the FHLB of Atlanta under an available credit facility of $369.0 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."
As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2021, the Bank had $585,700 in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB of Atlanta stock. These dividend yields have averaged 3.69% for the year ended December 31, 2021; 4.40% for the year ended December 31, 2020 and 6.22% for the year ended December 31, 2019.
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

Affiliate Transactions
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
Community Reinvestment Act
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
Dividends
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

Activities and Investments of Insured State-Chartered Financial Institutions
Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, (iv) acting as agent for a customer in many capacities, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
Federal Reserve System
The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2021, the Bank was in compliance with the reserve requirements in place at that time.
Standards for Safety and Soundness
The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.
Environmental Issues Associated with Real Estate Lending
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
Privacy Standards
The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.
Bank Secrecy Act / Anti-Money Laundering Laws
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

Other Consumer Protection Laws and Regulations
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
The Bank Holding Company Act
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
Acquisitions
The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.
Capital Requirements
As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2021, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report.
Dividends
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

Stock Repurchases
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
Federal Securities Laws
The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
Sarbanes-Oxley Act of 2002
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
Jumpstart Our Business Startups ("JOBS") Act
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

COVID-19 Legislation
In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA 2021. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation. We will continue to assess the impact of the CARES Act, CAA 2021and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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
The Company may carryforward net operating losses indefinitely. As of December 31, 2021, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $57,230.
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
The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2020.  See "Note 15 - Income Taxes" in the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

State Taxation
South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see Note 15 in the Notes to Consolidated Financial Statements contained in the Annual Report.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:
•effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
•higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
•increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
•risks to capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.19% of total loans outstanding (excluding loans held for sale) and 394.1% of non-performing assets at December 31, 2021.
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
At December 31, 2021, our non-performing assets (which consist of non-accruing loans and OREO) were $2.8 million, or 0.2% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
At December 31, 2021, commercial real estate loans, including multifamily real estate and one-to-four-family residential construction loans, totaled $353.4 million or 69.1% of our total loan portfolio. The credit risk related to multifamily loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Consequently, this could materially adversely affect our future earnings. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets.

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

Construction and acquisition and development ("A&D) lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
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
A&D loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing A&D loans at December 31, 2021. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At December 31, 2021, $29.3 million or 5.7% of our total loans were commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.
Loans originated under the SBA Paycheck Protection Program subject us to forgiveness and guarantee risk.
As of December 31, 2021, we hold and service a portfolio of 160 loans originated under the PPP with a balance of $9.8 million. The PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. Most of our PPP borrowers have already qualified for or will seek full or partial forgiveness of their loan obligations, however, if a PPP borrower fails to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
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
The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2021, total commercial real estate loans were well below this ratio. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2021, we did not incur any other-than-temporary impairments on our securities portfolio.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.
As with most financial institutions, our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular, the Federal Reserve Board. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. However, the FOMC in March 2022 increased the target range for the federal funds rate to a range of 0.25% to 0.50% and indicated it expects to increase rates six more times this year. Future increases in the targeted federal funds rate may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” included in the Annual Report.

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

Risks Related to Our Business and Industry Generally

We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future. We have certain loans, investment securities, subordinated debentures and trust preferred securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

Ineffective liquidity management could impair our ability to fund operations and jeopardize our financial condition, growth and prospects. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and investments or other sources could have a substantial negative effect on our liquidity. Our primary sources of liquidity are increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2021, $112.0 million of our deposits were public funds.

Climate change may materially adversely affect the Company's business and results of operations. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company. The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2021, Security Federal had $20.2 million in unrestricted cash to support dividend and debt payments.

Item 1B. Unresolved Staff Comments
None.

Item 2.  Properties
At December 31, 2021, Security Federal owned the buildings and land for 12 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased five of the remaining six offices, including its main office.  The remaining branch, located in Ridge Spring, is owned by the Town of Ridge Spring; however, Security Federal has made some capital improvements to the building.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2021.  The five properties consist of (i) two lots originally purchased for future branch sites located in Aiken County and Richland County, South Carolina, which are currently for sale and recorded as land held for sale at December 31, 2021, (ii) another lot in Aiken County, South Carolina that was originally purchased to be used for a new Operations Center, which is also currently for sale and included in land held for sale at December 31, 2021, (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office that is currently leased at December 31, 2021, and (iv) a property consisting of land and a building located in Augusta, Georgia, which will be a future branch opening in 2022. The building is currently being renovated. The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. The Company’s stock is traded on the OTC Pink Open Market under the symbol “SFDL.OB.” As of December 31, 2021, the Company had approximately 277 shareholders of record, not including shares held in street name, and 3,252,884 outstanding shares of common stock.
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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2021.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P Regional Bank Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2016.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Security Federal Corporation
NASDAQ Composite
S&P 600 Regional Banks Index

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Security Federal Corporation	$100.00	$90.51	$82.57	$103.30	$77.15	$97.17
NASDAQ Composite	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P 600 Regional Banks	$100.00	$97.80	$88.16	$106.30	$93.49	$126.90
Source: S&P Global Market Intelligence

Item 6. Selected Financial Data
Reserved.

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

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2021 and December 31, 2020*
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019*
Notes to Consolidated Financial Statements*

* Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2021 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2021, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2021 is effective.

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
(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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
Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Thomas, Simmons and Cummins. Directors Moore, Clyburn and Alexander are "independent" as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC; however, the Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.
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
(d)    Equity Compensation Plan Information. There were no securities remaining to be granted or issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans as of December 31, 2021.

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

3.    Exhibit Index:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Description of Capital Stock of Security Federal Corporation
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	2018 Employee Stock Purchase Plan (7)
10.6	Form of Compensation Modification Agreement (8)
13	Annual Report to Shareholders
14	Code of Ethics (9)
21	Subsidiaries of Registrant
23.0	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0	The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
__________
(1)Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 16, 2015.
(3)Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
(5)Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(6)Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(7)Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(8)Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 23, 2008.
(9)The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 29, 2022	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 29, 2022
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 29, 2022
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 29, 2022
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 29, 2022
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 29, 2022
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 29, 2022
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 29, 2022
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 29, 2022
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 29, 2022
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 29, 2022
Thomas L. Moore
Director

By:		March __, 2022
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 29, 2022
Harry O. Weeks, Jr.
Director