Form 10-Q
period 2022-03-31
SECURITY FEDERAL CORP
filed 2022-05-16
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 16, 2022	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$31,110,278	$27,622,851
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	668,057,963	682,849,058
Held To Maturity ("HTM") (Fair Value of $21,040,983 and $23,720,408 at March 31, 2022 and December 31, 2021, Respectively)	22,060,506	23,506,768
Total Investments	690,118,469	706,355,826
Loans Receivable, Net:
Held For Sale	3,585,384	4,038,414
Held For Investment (Net of Allowance of $11,128,963 and $11,087,164 at March 31, 2022 and December 31, 2021, Respectively)	500,774,033	495,458,395
Total Loans Receivable, Net	504,359,417	499,496,809
Accrued Interest Receivable:
Loans	1,342,058	1,333,155
Investments	2,513,419	2,419,335
Total Accrued Interest Receivable	3,855,477	3,752,490
Operating Lease Right-of-Use ("ROU") Assets	2,145,572	2,252,424
Land Held for Sale	1,190,347	1,529,691
Premises and Equipment, Net	25,968,849	25,236,915
Federal Home Loan Bank ("FHLB") Stock, at Cost	650,500	585,700
Other Real Estate Owned ("OREO")	129,700	129,700
Bank Owned Life Insurance ("BOLI")	26,867,138	26,709,897
Goodwill	1,199,754	1,199,754
Other Assets	11,093,868	5,241,410
Total Assets	$1,299,789,414	$1,301,213,512
LIABILITIES:
Deposit Accounts	$1,125,935,322	$1,115,962,963
Other Borrowings	34,251,923	26,785,393
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,188,913	2,293,295
Other Liabilities	5,799,904	5,494,336
Total Liabilities	$1,203,331,062	$1,185,690,987
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,453,817 Shares Issued and 3,252,884 Shares Outstanding at March 31, 2022 and December 31, 2021	$34,538	$34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive (Loss) Income ("AOCI")	(15,007,751)	5,215,107
Retained Earnings	97,532,090	96,373,405
Total Shareholders' Equity	$96,458,352	$115,522,525
Total Liabilities and Shareholders' Equity	$1,299,789,414	$1,301,213,512

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest Income:
Loans	$6,096,686	$6,483,879
Investments	2,600,958	2,612,066
Other	2,216	1,502
Total Interest Income	8,699,860	9,097,447
Interest Expense:
Deposits	345,067	470,067
FHLB Advances and Other Borrowed Money	29,783	189,163
Subordinated Debentures	393,750	393,750
Junior Subordinated Debentures	26,039	24,619
Total Interest Expense	794,639	1,077,599
Net Interest Income	7,905,221	8,019,848
Reversal of Provision for Loan Losses	—	(870,000)
Net Interest Income After Provision for Loan Losses	7,905,221	8,889,848
Non-Interest Income:
Gain on Sale of Loans	713,893	1,071,481
Service Fees on Deposit Accounts	257,491	231,934
Commissions From Insurance Agency	139,504	130,503
Trust Income	364,746	309,139
BOLI Income	157,241	165,000
ATM and Check Card Fee Income	717,267	519,843
Other	253,182	345,752
Total Non-Interest Income	2,603,324	2,773,652
Non-Interest Expense:
Compensation and Employee Benefits	5,056,620	4,869,246
Occupancy	712,786	621,282
Advertising	260,333	199,402
Depreciation and Maintenance of Equipment	720,661	802,847
FDIC Insurance Premiums	112,042	68,616
Net Recovery from Operation of OREO	—	(103,667)
Writedown of Land Held for Sale	339,344	—
Consulting	164,750	168,910
Debit Card Expenses	283,789	258,663
Other	944,519	724,385
Total Non-Interest Expense	8,594,844	7,609,684
Income Before Income Taxes	1,913,701	4,053,816
Provision For Income Taxes	364,670	875,024
Net Income	1,549,031	3,178,792
Net Income Per Common Share (Basic)	$0.48	$0.98
Cash Dividend Per Share on Common Stock	$0.12	$0.11
Weighted Average Shares Outstanding (Basic)	3,252,884	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$1,549,031	$3,178,792
Other Comprehensive Loss:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(6,553,438) and $(1,771,865) at March 31, 2022 and 2021, Respectively	(20,222,704)	(5,463,402)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $(51) and $(678) at March 31, 2022 and 2021, Respectively	(154)	(2,034)
Other Comprehensive Loss, Net of Tax	(20,222,858)	(5,465,436)
Comprehensive Loss	$(18,673,827)	$(2,286,644)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285

	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2021	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,549,031	$3,178,792
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	491,565	491,501
Discount Accretion and Premium Amortization, net	1,975,822	1,493,219
Reversal of Provision for Loan Losses	—	(870,000)
Earnings on BOLI	(157,241)	(165,000)
Gain on Sales of Loans	(713,893)	(1,071,481)
Gain on Sales of OREO	—	(105,422)
Write Down of Land Held for Sale	339,344	—
Amortization of Operating Lease ROU Assets	106,852	91,044
Proceeds From Sale of Loans Held For Sale	20,285,158	31,523,356
Origination of Loans Held For Sale	(19,118,235)	(31,230,874)
Increase in Accrued Interest Receivable:
Loans	(8,903)	(253,807)
Investments	(94,084)	(29,988)
Other, Net	902,012	(181,777)
Net Cash Provided By Operating Activities	$5,557,428	$2,869,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(43,978,806)	$(9,885,592)
Proceeds from Paydowns and Maturities of Investments AFS	30,072,755	21,735,920
Proceeds from Paydowns and Maturities of Investments HTM	1,391,444	926,540
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,000
Purchase of FHLB Stock	(64,800)	—
Redemption of FHLB Stock	—	455,800
Increase in Loans Receivable	(5,315,638)	(25,435,148)
Proceeds From Sale of OREO	—	454,332
Purchase and Improvement of Premises and Equipment	(1,223,499)	(320,100)
Net Cash Used By Investing Activities	$(19,118,544)	$(11,818,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$9,972,359	$51,705,946
Increase in Other Borrowings, Net	7,466,530	7,379,944
Proceeds from FRB Borrowings	109,025,000	90,900,000
Repayment of FRB Borrowings	(109,025,000)	(139,600,000)
Dividends to Common Stock Shareholders	(390,346)	(357,817)
Net Cash Provided By Financing Activities	$17,048,543	$10,028,073
Net Increase in Cash and Cash Equivalents	3,487,427	1,079,388
Cash and Cash Equivalents at Beginning of Period	27,622,851	18,025,409
Cash and Cash Equivalents at End of Period	$31,110,278	$19,104,797
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$402,484	$701,955
Non-Cash Transactions:
Other Comprehensive Loss	(20,222,858)	(5,465,436)
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2021 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

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

NOTE 3 - CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2021 included in our 2021 Annual Report to Shareholders. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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
The Company values impaired loans at the loan’s fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.
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

NOTE 4 - EARNINGS PER SHARE
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2022 or 2021; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$1,549,031	3,252,884	$0.48	$3,178,792	3,252,884	$0.98

NOTE 5 - STOCK-BASED COMPENSATION
Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2022 and 2021, the Company had no options outstanding and there was no activity during both the three months ended March 31, 2022 and 2021. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments available for sale at the dates indicated were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$69,643,896	$148,642	772,585	$69,019,953
Small Business Administration (“SBA”) Bonds	129,481,761	705,783	2,154,061	128,033,483
Tax Exempt Municipal Bonds	44,717,399	1,665,090	641,833	45,740,656
Taxable Municipal Bonds	65,817,454	14,366	5,377,145	60,454,675
Mortgage-Backed Securities	378,237,842	617,656	14,046,302	364,809,196
Total Available For Sale	$687,898,352	$3,151,537	$22,991,926	$668,057,963

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$71,949,517	$317,722	$255,678	$72,011,561
SBA Bonds	139,854,620	1,018,231	1,079,774	139,793,077
Tax Exempt Municipal Bonds	44,757,755	5,226,600	—	49,984,355
Taxable Municipal Bonds	65,834,301	734,237	599,387	65,969,151
Mortgage-Backed Securities	353,517,112	5,294,398	3,720,596	355,090,914
Total Available For Sale	$675,913,305	$12,591,188	$5,655,435	$682,849,058

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the mortgage-backed securities included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government, while those issued by GSEs are not.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2022, the Bank held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $62.5 million and $60.3 million, compared to an amortized cost and fair value of $41.8 million and $41.7 million at December 31, 2021, respectively.

The amortized cost and fair value of investments AFS at March 31, 2022 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2022
Investment Securities AFS:	Amortized Cost	Fair Value
One Year or Less	$534,371	$539,925
After One – Five Years	6,267,665	6,218,626
After Five – Ten Years	85,826,597	84,508,438
More Than Ten Years	217,031,877	211,981,778
Mortgage-Backed Securities AFS	378,237,842	364,809,196
Total AFS	$687,898,352	$668,057,963

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2022, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $330.4 million and $326.1 million, respectively, compared to an amortized cost and fair value of $335.6 million and $342.6 million, respectively, at December 31, 2021.

There were no sales of AFS securities during the three months ended March 31, 2022 and 2021; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$42,904,279	$638,738	$8,522,110	$133,847	$51,426,389	$772,585
SBA Bonds	27,636,662	1,048,385	44,662,286	1,105,676	72,298,948	2,154,061
Tax Exempt Municipal Bonds	11,333,397	641,833	—	—	11,333,397	641,833
Taxable Municipal Bonds	52,021,448	4,295,099	7,019,116	1,082,046	59,040,564	5,377,145
Mortgage-Backed Securities	274,461,548	11,257,378	33,080,871	2,788,924	307,542,419	14,046,302
	$408,357,334	$17,881,433	$93,284,383	$5,110,493	$501,641,717	$22,991,926

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$36,816,929	$216,012	$8,826,508	$39,666	$45,643,437	$255,678
SBA Bonds	15,916,497	359,541	48,791,470	720,233	64,707,967	1,079,774
Taxable Municipal Bonds	28,032,194	413,490	4,342,641	185,897	32,374,835	599,387
Mortgage-Backed Securities	160,097,766	2,865,948	22,951,882	854,648	183,049,648	3,720,596
	$240,863,386	$3,854,991	$84,912,501	$1,800,444	$325,775,887	$5,655,435

Securities classified as available for sale are recorded at fair market value.  At March 31, 2022 and December 31, 2021, 347 and 199 individual AFS securities were in a loss position, including 92 and 83 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2022 and the year ended December 31, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")
The Company’s HTM portfolio is recorded at amortized cost.  At March 31, 2022 and December 31, 2021, the Company's entire HTM portfolio was comprised of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at those dates were as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$22,060,506	$174,809	$1,194,332	$21,040,983
Total Held To Maturity	$22,060,506	$174,809	$1,194,332	$21,040,983

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$23,506,768	$577,005	$363,365	$23,720,408
Total Held To Maturity	$23,506,768	$577,005	$363,365	$23,720,408
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

The Company has not invested in any private label mortgage-backed securities classified as HTM. At March 31, 2022, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $8.6 million and $8.7 million, respectively, compared to an amortized cost and fair value of $9.0 million and $9.5 million, respectively, at December 31, 2021.

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated below.

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$12,853,559	$865,430	$2,732,371	$328,902	$15,585,930	$1,194,332
	$12,853,559	$865,430	$2,732,371	$328,902	$15,585,930	$1,194,332
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365
	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365
(1) COMPRISED OF MORTGAGE-BACKED SECURITIES OF GSEs OR GNMA

At March 31, 2022 and December 31, 2021, 11 and six individual HTM securities were in a loss position, including two securities that were in a loss position for greater than 12 months at both periods. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer and therefore, the loss was not considered other-than-temporary. The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2022	December 31, 2021
Real Estate Loans:
Construction	$101,702,355	$100,162,260
Residential Mortgage	84,799,618	84,965,542
Commercial	241,048,027	227,751,664
Commercial and Agricultural Loans	33,854,099	44,689,391
Consumer Loans:
HELOC	29,409,219	28,611,516
Other Consumer	21,936,673	21,449,809
Total Loans Held For Investment, Gross	512,749,991	507,630,182
Less:
Allowance For Loan Losses	11,128,963	11,087,164
Deferred Loan Fees	846,995	1,084,623
	11,975,958	12,171,787
Total Loans Receivable, Net	$500,774,033	$495,458,395

During the first quarter of 2022, the Bank continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. PPP loans are included in Commercial and Agricultural loans in the tables above and below and had a total balance of $3.5 million at March 31, 2022 compared to $9.8 million at December 31, 2021. The balance of unamortized net deferred fees on PPP loans was $179,000 at March 31, 2022 compared to $441,000 at December 31, 2021.
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
The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at March 31, 2022 and December 31, 2021.

March 31, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$76,989,251	$20,082,910	$4,265,573	$364,621	$101,702,355
Residential Real Estate	65,002,986	15,907,480	1,240,739	2,648,413	84,799,618
Commercial Real Estate	191,571,418	43,636,618	3,077,070	2,762,921	241,048,027
Commercial and Agricultural	28,733,158	4,796,087	37,254	287,600	33,854,099
Consumer HELOC	23,884,209	4,447,603	570,673	506,734	29,409,219
Other Consumer	15,372,103	6,352,561	77,086	134,923	21,936,673
Total	$401,553,125	$95,223,259	$9,268,395	$6,705,212	$512,749,991

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$67,205,984	$25,867,339	$6,566,302	$522,635	$100,162,260
Residential Real Estate	65,650,970	14,506,787	2,061,598	2,746,187	84,965,542
Commercial Real Estate	185,117,439	34,263,196	5,669,666	2,701,363	227,751,664
Commercial and Agricultural	40,017,641	4,296,962	54,380	320,408	44,689,391
Consumer HELOC	23,416,585	3,987,734	624,055	583,142	28,611,516
Other Consumer	15,059,609	6,244,382	85,673	60,145	21,449,809
Total	$396,468,228	$89,166,400	$15,061,674	$6,933,880	$507,630,182
Past Due and Non-accrual Loans
The tables below present an age analysis of past due balances by loan category at March 31, 2022 and December 31, 2021:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$317,228	$—	$—	$317,228	$101,385,127	$101,702,355
Residential Real Estate	1,296,880	115,013	239,896	1,651,789	83,147,829	84,799,618
Commercial Real Estate	1,607,614	—	367,906	1,975,520	239,072,507	241,048,027
Commercial and Agricultural	171,271	—	39,883	211,154	33,642,945	33,854,099
Consumer HELOC	96,370	54,283	19,912	170,565	29,238,654	29,409,219
Other Consumer	166,499	53,778	15,486	235,763	21,700,910	21,936,673
Total	$3,655,862	$223,074	$683,083	$4,562,019	$508,187,972	$512,749,991

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$4,291	$114,516	$—	$118,807	$100,043,453	$100,162,260
Residential Real Estate	296,556	543,716	205,713	1,045,985	83,919,557	84,965,542
Commercial Real Estate	195,271	—	372,405	567,676	227,183,988	227,751,664
Commercial and Agricultural	79,381	133,610	—	212,991	44,476,400	44,689,391
Consumer HELOC	51,430	—	44,382	95,812	28,515,704	28,611,516
Other Consumer	93,560	3,648	8,797	106,005	21,343,804	21,449,809
Total	$720,489	$795,490	$631,297	$2,147,276	$505,482,906	$507,630,182

At March 31, 2022 and December 31, 2021, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows non-accrual loans by category at March 31, 2022 compared to December 31, 2021:

Non-accrual Loans:	March 31, 2022	December 31, 2021
Construction Real Estate	$19,799	$21,434
Residential Real Estate	1,560,113	1,389,498
Commercial Real Estate	1,036,496	1,057,496
Commercial and Agricultural	75,095	64,479
Consumer HELOC	115,766	141,683
Other Consumer	14,265	8,797
Total Non-accrual Loans	$2,821,534	$2,683,387

Allowance for Loan Losses
The following tables show the activity in the allowance for loan losses by category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,401,196	$1,663,423	$4,832,440	$1,241,828	$517,512	$430,765	$11,087,164
Provision for Loan Losses	(73,215)	(44,818)	81,527	(22,242)	35,182	23,566	—
Charge-Offs	—	—	—	—	—	(31,871)	(31,871)
Recoveries	8,602	9,711	18,981	23,333	2,709	10,334	73,670
Ending Balance	$2,336,583	$1,628,316	$4,932,948	$1,242,919	$555,403	$432,794	$11,128,963

	Three Months Ended March 31, 2021
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,486,910	$2,264,414	$5,753,641	$1,112,952	$657,356	$567,623	$12,842,896
Recovery of Loan Losses	(161,817)	(320,905)	(272,740)	(28,303)	(55,793)	(30,442)	(870,000)
Charge-Offs	—	—	—	(6,699)	—	(38,277)	(44,976)
Recoveries	—	70	8,640	948	—	9,295	18,953
Ending Balance	$2,325,093	$1,943,579	$5,489,541	$1,078,898	$601,563	$508,199	$11,946,873

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan Losses and Loans Receivable Evaluated for Impairment

The tables below summarize the impaired loan balances evaluated individually and collectively for impairment within the allowance for loan losses and loans receivable balances at March 31, 2022 and December 31, 2021.

	Allowance For Loan Losses			Loans Receivable
March 31, 2022	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,336,583	$2,336,583	$17,889	$101,684,466	$101,702,355
Residential Real Estate	—	1,628,316	1,628,316	1,225,909	83,573,709	84,799,618
Commercial Real Estate	—	4,932,948	4,932,948	1,029,627	240,018,400	241,048,027
Commercial and Agricultural	—	1,242,919	1,242,919	31,446	33,822,653	33,854,099
Consumer HELOC	—	555,403	555,403	95,854	29,313,365	29,409,219
Other Consumer	—	432,794	432,794	—	21,936,673	21,936,673
Total	$—	$11,128,963	$11,128,963	$2,400,725	$510,349,266	$512,749,991

	Allowance For Loan Losses			Loans Receivable
December 31, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,401,196	$2,401,196	$19,133	$100,143,127	$100,162,260
Residential Real Estate	—	1,663,423	1,663,423	1,128,452	83,837,090	84,965,542
Commercial Real Estate	—	4,832,440	4,832,440	1,046,974	226,704,690	227,751,664
Commercial and Agricultural	—	1,241,828	1,241,828	31,446	44,657,945	44,689,391
Consumer HELOC	—	517,512	517,512	97,302	28,514,214	28,611,516
Other Consumer	—	430,765	430,765	—	21,449,809	21,449,809
Total	$—	$11,087,164	$11,087,164	$2,323,307	$505,306,875	$507,630,182

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information related to impaired loans by loan category at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021.

	March 31, 2022			December 31, 2021
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Construction Real Estate	$17,889	$17,889	$—	$19,133	$19,133	$—
Residential Real Estate	1,225,909	1,762,909	—	1,128,452	1,646,952	—
Commercial Real Estate	1,029,627	1,029,627	—	1,046,974	1,046,974	—
Commercial and Agricultural	31,446	926,446	—	31,446	926,446	—
Consumer HELOC	95,854	95,854	—	97,302	97,302	—
Other Consumer	—	—	—	—	—	—
Total	$2,400,725	$3,832,725	$—	$2,323,307	$3,736,807	$—

	Three Months Ended March 31,
	2022		2021
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$18,511	$—	$39,303	$—
Residential Real Estate	1,239,308	—	1,272,179	—
Commercial Real Estate	1,038,300	—	1,084,620	1,856
Commercial and Agricultural	31,446	—	53,046	—
Consumer HELOC	96,578	—	157,813	—
Other Consumer	—	—	1,787	—
Total	$2,424,143	$—	$2,608,748	$1,856

Troubled Debt Restructurings and Loan Modifications
In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (FASB ASC Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.
At the date of modification, TDRs are initially classified as nonaccrual TDRs. They are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).
The Bank had three TDRs with a combined balance of $680,000 included in impaired loans at March 31, 2022 compared to three TDRs with a combined balance of $694,000 at December 31, 2021. There were no loans restructured as TDRs during the three months ended March 31, 2022 or the three months ended March 31, 2021 and no TDRs in default at that dates. The Bank considers any loan 30 days or more past due to be in default. At March 31, 2022 and December 31, 2021, the Bank had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Bank will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  The Bank's policy with respect to nonperforming loans requires the borrower to become current and then make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

NOTE 9 - DEPOSITS

Deposits outstanding as of March 31, 2022 and December 31, 2021 are summarized below by account type.

Deposit Account Type	March 31, 2022	December 31, 2021
Checking	$497,262,504	$495,467,035
Money Market	374,957,870	366,065,262
Savings	101,386,737	97,068,740
Certificates of Deposit	152,328,211	157,361,926
Total	$1,125,935,322	$1,115,962,963

The Bank had $5.0 million in other brokered deposits, which are included in checking and money market deposits above, at March 31, 2022 and December 31, 2021. In addition, the Bank had $10.0 million in brokered time deposits at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Bank had $67,000 and $68,000, respectively, in overdrafts that were reclassified to loans.

Certificate of deposits that met or exceeded the FDIC insurance limit of $250,000 were $27.9 million and $39.4 million at March 31, 2022 and December 31, 2021, respectively.

The amounts and scheduled maturities of all certificates of deposit were as follows at March 31, 2022 and December 31, 2021:

	March, 31 2022	December 31, 2021
Within 1 Year	$113,847,310	$118,119,148
After 1 Year, Within 2 Years	25,348,765	26,189,318
After 2 Years, Within 3 Years	7,911,044	7,148,260
After 3 Years, Within 4 Years	2,696,274	2,815,491
After 4 Years, Within 5 Years	2,524,818	3,089,709
Total Certificates of Deposits	$152,328,211	$157,361,926

NOTE 10 - BORROWINGS

The Bank had $34.3 million and $26.8 million in other borrowings at March 31, 2022 and December 31, 2021, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.15% at both March 31, 2022 and December 31, 2021. Collateral pledged by the Bank for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $48.0 million and $47.2 million at March 31, 2022 and $45.3 million and $45.2 million at December 31, 2021, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.53% at March 31, 2022 compared to 1.90% at December 31, 2021. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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
Notes to Consolidated Financial Statements

NOTE 12 - REGULATORY MATTERS

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
Based on its capital levels at March 31, 2022, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2022, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$125,668	18.1%	$41,742	6.0%	$55,656	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	134,394	19.3%	55,656	8.0%	69,571	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	125,668	18.1%	31,307	4.5%	45,221	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	125,668	9.7%	51,952	4.0%	64,940	5.0%
December 31, 2021
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$123,783	17.4%	$42,701	6.0%	$56,934	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	132,706	18.6%	56,934	8.0%	71,168	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	123,783	17.4%	32,025	4.5%	46,259	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	123,783	9.9%	50,169	4.0%	62,711	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2022, the Bank’s conservation buffer was 11.3%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Investment Securities AFS
Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2022, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Land Held for Sale
Land held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral less estimated selling costs. The Company records land held for sale as nonrecurring level 3.

Impaired Loans
Loans that are considered impaired are recorded at fair value on a nonrecurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Other Real Estate Owned
Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Foreclosed assets are recorded as nonrecurring Level 3.

Assets measured at fair value on a recurring basis were as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$69,019,953	$—	$—	$72,011,561	$—
SBA Bonds	—	128,033,483	—	—	139,793,077	—
Tax Exempt Municipal Bonds	—	45,740,656	—	—	49,984,355	—
Taxable Municipal Bonds	—	60,454,675	—	—	65,969,151	—
Mortgage-Backed Securities	—	364,809,196	—	—	355,090,914	—
Total	$—	$668,057,963	$—	$—	$682,849,058	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,585,384	$—	$3,585,384
Collateral Dependent Impaired Loans (1)	—	—	2,400,725	2,400,725
Other Real Estate Owned	—	—	129,700	129,700
Land Held for Sale	—	—	1,190,347	1,190,347
Total	$—	$3,585,384	$3,720,772	$7,306,156

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$4,038,414	$—	$4,038,414
Collateral Dependent Impaired Loans (1)	—	—	2,323,307	2,323,307
Other Real Estate Owned	—	—	129,700	129,700
Land Held for Sale	—	—	1,529,691	1,529,691
Total	$—	$4,038,414	$3,982,698	$8,021,112
(1) Reported net of specific reserves. There were no specific reserves at March 31, 2022 and December 31, 2021.
There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2022 or December 31, 2021.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	March 31, 2022	December 31, 2021
Level 3 Assets	Technique	Unobservable Inputs	Range of Inputs	Range of Inputs
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Impaired Loans	Appraised Value/ Discounted Cash Flows	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	8% - 13%	8% - 13%
Other Real Estate Owned	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	30%	30%

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
FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances or FRB borrowings as of March 31, 2022 or December 31, 2021.
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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2022 and December 31, 2021 presented in accordance with the applicable accounting guidance.

March 31, 2022	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$31,110	$31,110	$31,110	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	668,058	668,058	—	668,058	—
Investment Securities, Held to Maturity	22,061	21,041	—	21,041	—
Loans Receivable, Net	500,774	500,700	—	—	500,700
Loans Held for Sale	3,585	3,585	—	—	3,585
FHLB Stock	651	651	651	—	—
Land Held for Sale	1,190	1,190	—	—	1,190
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$973,607	$973,607	$973,607	$—	$—
Certificates of Deposits	152,328	150,839	—	150,839	—
Other Borrowed Money	34,252	34,252	34,252	—	—
Subordinated Debentures	30,000	29,144	—	29,144	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$27,623	$27,623	$27,623	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	682,849	682,849	—	682,849	—
Investment Securities, Held to Maturity	23,507	23,720	—	23,720	—
Loans Receivable, Net	495,458	503,986	—	—	503,986
Loans Held for Sale	4,038	4,038	—	—	4,038
FHLB Stock	586	586	586	—	—
Land Held for Sale	1,530	1,530	—	—	1,530
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$958,601	$958,601	$958,601	$—	$—
Certificates of Deposits	157,362	157,201	—	157,201	—
Other Borrowed Money	26,785	26,785	26,785	—	—
Subordinated Debentures	30,000	30,154	—	30,154	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At March 31, 2022, the Bank had $154.0 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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

NOTE 14 - ACCOUNTING AND REPORTING CHANGES

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Until our evaluation is complete the impact of the change will be unknown.
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
In March 2022 the FASB issued guidance for loans modified as a TDR by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15 - NON-INTEREST INCOME
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

Service Fees on Deposit Accounts
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
ATM and Check Card Fee Income
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
The following table presents the Company's non-interest income for the three months ended March 31, 2022 and 2021. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Quarter Ended March 31,
	2022	2021
Non-interest income:
Gain on Sale of Loans (1)	$713,893	$1,071,481
Service Fees on Deposit Accounts	257,491	231,934
Commissions From Insurance Agency (1)	139,504	130,503
Trust Income	364,746	309,139
BOLI Income (1)	157,241	165,000
ATM and Check Card Fee Income	717,267	519,843
Other (1)	253,182	345,752
Total non-interest income	$2,603,324	$2,773,652
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 - LEASES

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. The Company entered into one of the six leases mentioned above on September 30, 2021 and recognized a right-of-use asset of $255,000 on that date. During the three months ended March 31, 2022, the Company made cash payments in the amount of $125,000 for operating leases. The lease expense recognized during this period was $123,000 and the lease liability had a net decrease of $104,000. The weighted average lease term is 4.86 years and the weighted average discount rate used is 3.2%.

Maturities of operating lease liabilities at March 31, 2022 for future periods are as follows:

Remainder of 2022	$373,648
2023	508,954
2024	510,362
2025	460,339
2026	355,507
Thereafter	167,146
Total undiscounted lease payments	2,375,956
Less: effect of discounting	187,478
Present value of estimated lease payments (lease liability)	$2,188,478

NOTE 17 - SUBSEQUENT EVENTS

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
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto;
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
•the future of the London Interbank Offered Rate ("LIBOR"), and the transition away from LIBOR toward new interest rate benchmarks;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described elsewhere in this document and in the Company's other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”).

Some of these forward-looking statements are discussed in the Company's 2021 Form 10-K as well as other risk factors under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2022 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of March 31, 2022, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at March 31, 2022 and December 31, 2021

Assets
Total assets decreased $1.4 million to $1.3 billion at March 31, 2022 from $1.3 billion at December 31, 2021. Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	March 31, 2022	12/31/2021	$	%
Cash and Cash Equivalents	$31,110	$27,623	$3,487	12.6%
Certificates of Deposits with Other Banks	1,100	1,100	—	—
Investments AFS	668,058	682,849	(14,791)	(2.2)
Investments HTM	22,061	23,507	(1,446)	(6.2)
Loans Receivable, Net	504,359	499,497	4,862	1.0
Accrued Interest Receivable	3,855	3,752	103	2.7
OREO	130	130	—	—
Operating Lease ROU Assets	2,146	2,252	(106)	(4.7)
Land Held for Sale	1,190	1,530	(340)	(22.2)
Premises and Equipment, Net	25,969	25,237	732	2.9
FHLB Stock	651	586	65	11.1
BOLI	26,867	26,710	157	0.6
Goodwill	1,200	1,200	—	—
Other Assets	11,094	5,241	5,853	111.7

Investments AFS decreased $14.8 million or 2.2% to $668.1 million at March 31, 2022 from $682.8 million at December 31, 2021 as maturities and principal paydowns of investments AFS exceeded purchases during the three months ended March 31, 2022. Additionally, investments AFS experienced a $20.2 million decrease in fair value during the three months ended March 31, 2022.

Loans receivable, net, including loans held for sale, increased $4.9 million or 1.0% to $504.4 million at March 31, 2022 from $499.5 million at December 31, 2021, primarily due to commercial real estate loans originated during the period. Loan balances in the commercial real estate, construction real estate and consumer HELOC categories all increased during the quarter ended March 31, 2022 while residential mortgage loans, commercial and agricultural loans, and other consumer loans all decreased since the prior year end. Commercial real estate loans increased $13.3 million or 5.8% to $241.0 million at March 31, 2022 from $227.8 million at December 31, 2021. Construction real estate loans increased $1.5 million or 1.5% to $101.7 million at March 31, 2022 from $100.2 million at December 31, 2021. Consumer HELOC grew $0.8 million or 2.8% to $29.4 million at March 31, 2022 from $28.6 million at December 31, 2021. Commercial and agricultural loans decreased $10.8 million or 24.2% to $33.9 million at March 31, 2022 from $44.7 million at December 31, 2021. Residential mortgage loans decreased $166,000 or 0.2% to $84.8 million at March 31, 2022 from $85.0 million at December 31, 2021. Other consumer loans decreased $2.3 million or 10.6% to $19.2 million at March 31, 2022 from $21.5 million at December 31, 2021. Loans held for sale, decreased $453,000 or 11.2% to $3.6 million at March 31, 2022 from $4.0 million at December 31, 2021.

Land held for sale decreased $340,000 during the first quarter of 2022 due to a write down in the value of the land. Other assets increased $5.9 million or 111.7% to $11.1 million at March 31, 2022 from $5.2 million at December 31, 2021. The increase was primarily the result of a $6.2 million increase in net deferred taxes, which was related to increased unrealized losses in the investment portfolio at March 31, 2022. The increase in net deferred taxes was offset partially by a $332,000 in income taxes receivable.

Shareholders’ Equity
Shareholders’ equity decreased $19.1 million or 16.5% to $96.5 million at March 31, 2022 from $115.5 million at December 31, 2021. The decrease was primarily attributable to a $20.2 million decrease in accumulated other comprehensive income, net of tax, combined with $390,000 in dividends paid to common shareholders during the three months ended March 31, 2022, which was partially offset by net income of $1.5 million. The decrease in net accumulated other comprehensive income was related to the unrecognized loss in value of investments AFS during the three months ended March 31, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

As previously disclosed, the Company has determined to apply for an investment from the United States Department of Treasury (“Treasury”) under the Emergency Capital Investment Program (“ECIP”). The Treasury had informed the Company that it is eligible to receive an ECIP investment in an amount up to $82,949,000 in the form of in non-dilutive Tier 1 senior perpetual preferred capital. In connection with the ECIP investment from the Treasury, the Company would be required to fulfill certain conditions established by the Treasury and would be subject to certain restrictions. Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage minority depository institutions and low- and moderate-income community financial institutions such as the Bank to augment their efforts to support small businesses and consumers in their communities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarters Ended March 31, 2022 and 2021

Net Income
Net income decreased $1.6 million or 51.3% to $1.5 million or $0.48 per basic common share for the quarter ended March 31, 2022 compared to $3.2 million or $0.98 per basic common share for the quarter ended March 31, 2021. The decrease in net income was primarily due to the $870,000 reversal of provision for loan losses in the quarter ended March 31, 2021 following significantly higher loan loss provisions during 2020 in response to the ongoing COVID-19 pandemic. In addition, non-interest expense increased $985,000 for the quarter ended March 31, 2022 compared to the same quarter in 2021.
Net Interest Income
Net interest income decreased $115,000 or 1.4% to $7.9 million during the quarter ended March 31, 2022, compared to $8.0 million for the same quarter in 2021. During the quarter ended March 31, 2022, average interest-earning assets increased $131.2 million or 12.0% to $1.2 billion from $1.1 billion for the same quarter in 2021, while average interest-bearing liabilities increased $71.6 million or 8.2% to $940.5 million for the quarter ended March 31, 2022 from $868.9 million for the comparable quarter in 2021. The Company's net interest margin was 2.60% for the quarter ended March 31, 2022 compared to 2.96% for the comparable quarter in 2021. The Company's net interest spread on a tax equivalent basis was 2.52% for the quarter ended March 31, 2022 compared to 2.85% for the quarter ended March 31, 2021. Loan yields in 2021 were impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2022 and 2021. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	Quarter Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Income
	2022		2021
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$516,382	4.72%	$504,393	5.14%	$11,989	$(387)
Taxable Investments	681,785	1.42	565,053	1.73	116,732	(21)
Non-taxable Investments (2)	24,151	3.74	21,952	4.20	2,199	(5)
Overnight Time and Certificates of Deposit	2,404	0.37	2,113	0.28	291	1
Total Interest-Earning Assets	$1,224,722	2.86%	$1,093,511	3.35%	$131,211	$(412)
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended March 31, 2022 and 2021. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $50,739 and $65,781 for the quarters ended March 31, 2022 and 2021, respectively.
Average interest-earning assets increased $131.2 million, or 12.0%, to $1.2 billion for the quarter ended March 31, 2022 despite a 49 basis point decline in the average yield on interest-earning assets and a $412,000 decrease in total tax equivalent interest income to $10.6 million for the quarter ended March 31, 2022 compared to $10.7 million for the same period in 2021.

Total interest income on loans decreased $387,000 or 6.0% to $6.1 million for the quarter ended March 31, 2022 from $6.5 million for the first quarter of 2021. The decrease in interest income from loans was the result of a 42 basis point decrease in the average yield on loans receivable, primarily due to a decrease in deferred interest income on the Paycheck Protection Program (“PPP”) loans recognized during the period ($262,000 recognized in the quarter ended March 31, 2022 compared to $994,000 in the first quarter of 2021). This decrease was partially offset by a $12.0 million increase in the average loan portfolio balance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest income from taxable investments decreased $21,000 to $2.4 million during the quarter ended March 31, 2022 due to a 31 basis point decrease in the average yield, which was partially offset by a $116.7 million increase in the average balance of these assets. Tax equivalent interest income from non-taxable investment securities decreased $5,000 to $226,000 during the quarter ended March 31, 2022 due to a decrease of 46 basis points in the average yield on non-taxable investment securities, partially offset by a $2.2 million increase in the average balance of these assets.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2022 and 2021.

	Quarter Ended March 31,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2022		2021
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Checking Accounts	$228,451	0.11%	$190,608	0.11%	$37,843	$11
Savings and Money Market Accounts	467,323	0.16	375,022	0.16	92,301	29
Certificate Accounts	160,215	0.34	185,493	0.65	(25,278)	(165)
Other Borrowings (2)	49,356	0.24	82,641	0.92	(33,285)	(159)
Junior Subordinated Debentures	5,155	2.02	5,155	1.91	—	1
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Total Interest-Bearing Liabilities	$940,500	0.34%	$868,919	0.50%	$71,581	$(283)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $283,000 or 26.3% to $795,000 for the quarter ended March 31, 2022 compared to $1.1 million for the same quarter in 2021 due to a decline of 16 basis points in the average cost of interest bearing liabilities, which was partially offset by a $71.6 million or 8.2% increase in the average balance of these liabilities.
Despite a $104.9 million increase in the average balance of deposit accounts, the average cost of interest-bearing deposits decreased nine basis points, resulting in a $125,000 decrease in interest expense on deposit accounts during the first quarter of 2022 when compared to the same quarter in 2021. Interest expense on certificate accounts decreased $165,000 due to a decrease of $25.3 million in the average balance combined with a 31 basis point decrease in the average cost of certificate deposits during the first quarter of 2022, as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. Interest expense on other borrowings decreased $159,000 for the first quarter of 2022 due to a $33.3 million decrease in the average balance of these interest-bearing liabilities, combined with a decrease of 68 basis points in the average cost.

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
The table below shows the changes in the allowance for loan losses for the quarters ended March 31, 2022 and 2021.

	Quarter Ended March 31,
(Dollars in thousands)	2022	2021
Beginning Balance	$11,087	$12,843
Provision for Loan Losses	0	(870)
Charge-offs	(32)	(45)
Recoveries	74	19
Net Recoveries (Charge-offs)	$42	$(26)
Ending Allowance for Loan Losses Balance	$11,129	$11,947

At Period End:	3/31/2022	3/31/2021
Impaired Loans	$2,401	$2,589
Gross Loans Receivable, Held For Investment (1)	$511,903	$511,726
Total Loans Receivable, Net	$504,359	$506,252
Allowance For Loan Losses as a % of Impaired Loans	463.6%	461.5%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.2%	2.3%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES
The Company had net recoveries of $42,000 for the quarter ended March 31, 2022 compared to net charge-offs of $26,000 for the first quarter of 2021. We did not record any provisions for loan losses during the quarter ended March 31, 2022 compared to a negative provision of $870,000 for the first quarter of 2021. The reversal of loan loss provisions during the three months ended March 31, 2021 was the result of a reduction in historical loss and qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of March 31, 2021. Non-performing assets increased $131,000, or 4.7%, to $2.9 million at March 31, 2022 from $2.8 million at December 31, 2021. Non-performing assets represented 0.2% of total assets at both March 31, 2022 and December 31, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income decreased $170,000 or 6.1% to $2.6 million for the quarter ended March 31, 2022 compared to $2.8 million for the quarter ended March 31, 2021. For additional details of the changes in non-interest income, see “Note 15 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense
Non-interest expense increased $985,000 or 12.9% to $8.6 million for the quarter ended March 31, 2022 compared to $7.6 million for the quarter ended March 31, 2021. The following table summarizes the changes in non-interest expense:

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Compensation and Employee Benefits	$5,056,620	$4,869,246	$187,374	3.8%
Occupancy	712,786	621,282	91,504	14.7
Advertising	260,333	199,402	60,931	30.6
Depreciation and Maintenance of Equipment	720,661	802,847	(82,186)	(10.2)
FDIC Insurance Premiums	112,042	68,616	43,426	63.3
Net Cost (Recovery) of Operation of OREO	—	(103,667)	103,667	(100.0)
Write down of Land Held for Sale	339,344	—	339,344	100.0
Consulting	164,750	168,910	(4,160)	(2.5)
Debit Card Expense	283,789	258,663	25,126	9.7
Other	944,519	724,385	220,134	30.4
Total Non-Interest Expense	$8,594,844	$7,609,684	$985,160	12.9%
The increase in non-interest expense was primarily due to increases in compensation and employee benefits expense, occupancy expense, write down of land held for sale and other non-interest expenses during the first quarter of 2022 combined with a net recovery on operation of OREO during the first quarter of 2021.

Compensation and employee benefits increased $187,000 or 3.8% to $5.1 million for the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 due to general annual cost of living increases and an increase in the number of full time equivalent employees as a result of our newest branch added during the first quarter of 2022 and overall growth of the Company. Occupancy expense also increased during the first quarter of 2022 due to the addition of our newest branch located in Columbia, South Carolina.

The net gain on OREO sales exceeded write-downs and other costs, resulting in a net recovery of $104,000 from the operation of OREO properties, which decreased non-interest expense during the quarter March 31, 2021.

Other non-interest expense increased $220,000 or 30.4% to $945,000 for the quarter ended March 31, 2022 compared to $724,000 during the first quarter of 2021 due to increased operations and the opening of our newest branch in 2022. Branches were closed for the majority of 2020 and the first quarter of 2021 as a result of the COVID-19 pandemic.

Provision For Income Taxes
The provision for income taxes decreased $510,000 or 58.3% to $365,000 for the quarter ended March 31, 2022 from $875,000 for the same period in 2021 due to lower net income before taxes in 2022. Pre-tax net income was $1.9 million for the quarter ended March 31, 2022 compared to $4.1 million for the first quarter of 2021. The Company’s combined federal and state effective income tax rate was 19.1% and 21.6% for the quarters ended March 31, 2022 and 2021, respectively.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FHLB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments. The Bank had $154.0 million in unused commitments to extend credit and standby letters of credit at March 31, 2022.

During the three months ended March 31, 2022, loan disbursements exceeded loan repayments resulting in a $4.9 million or 1.0% increase in total net loans receivable. Also during the three months ended March 31, 2022, deposits increased $10.0 million or 0.9%. The Bank had no outstanding FLHB advances at March 31, 2022, with $390.2 million in additional borrowing capacity at the FHLB at that date. The Bank also had no outstanding borrowings from the discount window facility at the FRB at March 31, 2022, which was collateralized by investments AFS with a fair market value of $77.6 million. At March 31, 2022, the Bank had no outstanding borrowings at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at March 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2022, the Company, on an unconsolidated basis, had liquid assets of $20 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $390,000 based on the number of outstanding shares at March 31, 2022.
At March 31, 2022, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.06%, 9.68%, 18.06%, and 19.32%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2022 the Bank’s conservation buffer was 11.3%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2021 Form 10-K.
For the three months ended March 31, 2022, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.52%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2022 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2021 Form 10-K.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreements (5)
10.3	Form of 2006 Salary Continuation Agreement (6)
10.4	Form of Security Federal Split Dollar Agreement (6)
10.5	2018 Employee Stock Purchase Plan (7)
10.6	Form of Compensation Modification Agreement (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Loss; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
_______________________
(1)    Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)    Filed on January 16, 2015 as an exhibit to the Company’s Current Report on Form 8-K dated January 15, 2015 and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
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
    SECURITY FEDERAL CORPORATION

Date:	May 16, 2022	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 16, 2022	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative