Form 10-Q
period 2022-06-30
SECURITY FEDERAL CORP
filed 2022-08-15
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 15, 2022	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$78,872,715	$27,622,851
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	634,540,178	682,849,058
Held To Maturity ("HTM") (Fair Value of $102,868,451 and $23,720,408 at June 30, 2022 and December 31, 2021, Respectively)	105,036,431	23,506,768
Total Investments	739,576,609	706,355,826
Loans Receivable, Net:
Held For Sale	590,041	4,038,414
Held For Investment (Net of Allowance of $11,197,954 and $11,087,164 at June 30, 2022 and December 31, 2021, Respectively)	502,389,237	495,458,395
Total Loans Receivable, Net	502,979,278	499,496,809
Accrued Interest Receivable:
Loans	1,175,932	1,333,155
Investments	2,729,902	2,419,335
Total Accrued Interest Receivable	3,905,834	3,752,490
Operating Lease Right-of-Use ("ROU") Assets	2,037,904	2,252,424
Land Held for Sale	1,096,614	1,529,691
Premises and Equipment, Net	26,965,409	25,236,915
Federal Home Loan Bank ("FHLB") Stock, at Cost	650,500	585,700
Other Real Estate Owned ("OREO")	129,700	129,700
Bank Owned Life Insurance ("BOLI")	27,016,100	26,709,897
Goodwill	1,199,754	1,199,754
Other Assets	16,619,122	5,241,410
Total Assets	$1,402,149,584	$1,301,213,512
LIABILITIES:
Deposit Accounts	$1,149,681,677	$1,115,962,963
Other Borrowings	42,345,026	26,785,393
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	30,000,000	30,000,000
Operating Lease Liabilities	2,081,698	2,293,295
Other Liabilities	5,990,431	5,494,336
Total Liabilities	$1,235,253,832	$1,185,690,987
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 and 0 Shares Authorized, Issued and Outstanding at June 30, 2022 and December 31, 2021, respectively	$82,949,000	$—
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,453,817 Shares Issued and 3,252,884 Shares Outstanding at June 30, 2022 and December 31, 2021	34,538	34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive (Loss) Income ("AOCI")	(28,382,000)	5,215,107
Retained Earnings	98,394,739	96,373,405
Total Shareholders' Equity	$166,895,752	$115,522,525
Total Liabilities and Shareholders' Equity	$1,402,149,584	$1,301,213,512

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income:
Loans	$6,205,296	$6,293,533	$12,301,982	$12,777,412
Investments	3,128,220	2,422,321	5,729,178	5,034,387
Other	54,047	1,547	56,263	3,049
Total Interest Income	9,387,563	8,717,401	18,087,423	17,814,848
Interest Expense:
Deposits	397,630	411,002	742,697	881,069
FHLB Advances and Other Borrowed Money	17,220	149,223	47,003	338,386
Subordinated Debentures	393,750	393,750	787,500	787,500
Junior Subordinated Debentures	35,213	24,400	61,252	49,019
Total Interest Expense	843,813	978,375	1,638,452	2,055,974
Net Interest Income	8,543,750	7,739,026	16,448,971	15,758,874
Reversal of Provision for Loan Losses	—	(735,000)	—	(1,605,000)
Net Interest Income After Reversal of Provision for Loan Losses	8,543,750	8,474,026	16,448,971	17,363,874
Non-Interest Income:
Gain on Sale of Loans	510,931	1,018,934	1,224,824	2,090,415
Service Fees on Deposit Accounts	271,887	219,174	529,378	451,108
Commissions From Insurance Agency	245,769	149,923	385,273	280,426
Trust Income	355,673	337,343	720,419	646,482
BOLI Income	148,962	165,000	306,203	330,000
ATM and Check Card Fee Income	704,133	610,626	1,421,400	1,195,648
Grant Income	170,699	—	170,699	—
Other	229,664	186,492	482,846	467,065
Total Non-Interest Income	2,637,718	2,687,492	5,241,042	5,461,144
Non-Interest Expense:
Compensation and Employee Benefits	4,904,606	4,518,180	9,961,226	9,387,426
Occupancy	694,650	659,532	1,407,436	1,280,814
Advertising	279,596	195,837	539,929	395,239
Depreciation and Maintenance of Equipment	806,490	770,894	1,527,151	1,573,741
FDIC Insurance Premiums	84,183	72,720	196,225	141,336
Net Recovery from Operation of OREO	—	(67,173)	—	(170,840)
Writedown of Land Held for Sale	93,733	—	433,077	—
Consulting	169,231	161,404	333,981	330,314
Debit Card Expenses	326,344	316,260	610,133	574,923
Other	1,069,716	818,402	2,014,235	1,542,787
Total Non-Interest Expense	8,428,549	7,446,056	17,023,393	15,055,740
Income Before Income Taxes	2,752,919	3,715,462	4,666,620	7,769,278
Provision for Income Taxes	589,116	791,320	953,786	1,666,344
Net Income	2,163,803	2,924,142	3,712,834	6,102,934
Net Income Per Common Share (Basic)	$0.67	$0.90	$1.14	$1.88
Cash Dividend Per Share on Common Stock	$0.40	$0.11	$0.52	$0.22
Weighted Average Shares Outstanding (Basic)	3,252,884	3,252,884	3,252,884	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,
	2022	2021
Net Income	$2,163,803	$2,924,142
Other Comprehensive (Loss) Income:
Unrealized Holding (Losses) Gains on Securities AFS, Net of Taxes of $(4,338,998) and $1,107,534 at June 30, 2022 and 2021, Respectively	(13,376,260)	3,426,447
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $670 and $313 at June 30, 2022 and 2021, Respectively	2,011	938
Other Comprehensive (Loss) Income, Net of Tax	(13,374,249)	3,427,385
Comprehensive (Loss) Income	$(11,210,446)	$6,351,527

	Six Months Ended June 30,
	2022	2021
Net Income	$3,712,834	$6,102,934
Other Comprehensive Loss:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(10,892,435) and $(664,333) at June 30, 2022 and 2021, Respectively	(33,598,964)	(2,036,955)
Amortization of Unrealized Gains (Losses) on AFS Securities Transferred to HTM, Net of Taxes of $619 and $(365) at June 30, 2022 and 2021, Respectively	1,857	(1,096)
Other Comprehensive Loss, Net of Tax	(33,597,107)	(2,038,051)
Comprehensive (Loss) Income	$(29,884,273)	$4,064,883

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$—	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285
Net Income	—	—	—	—	—	2,924,142	2,924,142
Other Comprehensive Income, Net of Tax	—	—	—	—	3,427,385	—	3,427,385
Cash Dividends on Common Stock	—	—	—	—	—	(357,818)	(357,818)
Balance at June 30, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$10,902,899	$90,418,082	$115,254,994

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$—	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352
Net Income	—	—	—	—	—	2,163,803	2,163,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,374,249)	—	(13,374,249)
Preferred Stock issuance	82,949,000	—	—	—	—	—	82,949,000
Cash Dividends on Common Stock	—	—	—	—	—	(1,301,154)	(1,301,154)
Balance at June 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(28,382,000)	$98,394,739	$166,895,752

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,712,834	$6,102,934
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	974,969	981,263
Discount Accretion and Premium Amortization, net	3,860,615	3,267,954
Reversal of Provision for Loan Losses	—	(1,605,000)
Earnings on BOLI	(306,203)	(330,000)
Gain on Sales of Loans	(1,224,824)	(2,090,415)
Gain on Sales of OREO	—	(105,422)
Write Down of Land Held for Sale	433,077	—
Amortization of Operating Lease ROU Assets	214,520	182,788
Proceeds From Sale of Loans Held For Sale	38,267,947	64,892,907
Origination of Loans Held For Sale	(33,594,750)	(61,887,199)
Increase in Accrued Interest Receivable	(153,344)	(227,258)
Other, Net	(198,921)	1,325,553
Net Cash Provided By Operating Activities	$11,985,920	$10,508,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(59,674,541)	$(63,894,441)
Proceeds from Paydowns and Maturities of Investments AFS	59,699,068	46,744,701
Purchase of Investments HTM	(84,220,113)	(1,941,482)
Proceeds from Paydowns and Maturities of Investments HTM	2,622,788	2,023,047
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,000
Purchase of FHLB Stock	(64,800)	—
Redemption of FHLB Stock	—	1,393,300
Increase in Loans Receivable	(6,930,842)	(23,429,572)
Proceeds From Sale of OREO	—	454,332
Purchase and Improvement of Premises and Equipment	(2,703,463)	(590,224)
Net Cash Used By Investing Activities	$(91,271,903)	$(38,990,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$33,718,714	$76,259,023
Repayment of FHLB Advances	—	(25,000,000)
Increase in Other Borrowings, Net	15,559,633	11,110,440
Proceeds from FRB Borrowings	145,665,000	171,515,000
Repayment of FRB Borrowings	(145,665,000)	(209,565,000)
Issuance of Preferred Stock	82,949,000	—
Dividends to Common Stock Shareholders	(1,691,500)	(715,635)
Net Cash Provided By Financing Activities	$130,535,847	$23,603,828
Net Increase (Decrease) in Cash and Cash Equivalents	51,249,864	(4,878,406)
Cash and Cash Equivalents at Beginning of Period	27,622,851	18,025,409
Cash and Cash Equivalents at End of Period	$78,872,715	$13,147,003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$1,502,472	$1,323,087
Non-Cash Transactions:
Other Comprehensive Loss	(33,597,107)	(2,038,051)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2021 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Investments, Inc. ("SFINV"), Security Federal Insurance, Inc. (“SFINS”), and Security Financial Services Corporation (“SFSC”). SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business, health and home insurance.  Effective April 30, 2022, Collier Jennings Financial Corporation, a wholly owned subsidiary of SFINS, and its subsidiaries, Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. and its wholly owned premium finance subsidiary were dissolved. Security Federal Premium Pay Plans Inc.’s ownership interests in four other premium finance subsidiaries were disposed of at an immaterial gain. Additionally, effective April 30, 2022, previously inactive SFSC was dissolved. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 4 - EARNINGS PER SHARE
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2022 or 2021; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,163,803	3,252,884	$0.67	$2,924,142	3,252,884	$0.90

	Six Months Ended June 30,
	2022			2021
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$3,712,834	3,252,884	$1.14	$6,102,934	3,252,884	$1.88

NOTE 5 - STOCK-BASED COMPENSATION
Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2022 and 2021, the Company had no options outstanding and there was no activity during both the three and six months ended June 30, 2022 and 2021. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments available for sale at the dates indicated were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$67,190,188	$—	$1,892,157	$65,298,031
Small Business Administration (“SBA”) Bonds	119,633,787	837,600	2,469,263	118,002,124
Tax Exempt Municipal Bonds	44,544,503	757,249	1,551,755	43,749,997
Taxable Municipal Bonds	65,800,462	1,743	10,421,169	55,381,036
Mortgage-Backed Securities	374,926,884	220,309	23,038,203	352,108,990
Total Available For Sale	$672,095,824	$1,816,901	$39,372,547	$634,540,178

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$71,949,517	$317,722	$255,678	$72,011,561
SBA Bonds	139,854,620	1,018,231	1,079,774	139,793,077
Tax Exempt Municipal Bonds	44,757,755	5,226,600	—	49,984,355
Taxable Municipal Bonds	65,834,301	734,237	599,387	65,969,151
Mortgage-Backed Securities	353,517,112	5,294,398	3,720,596	355,090,914
Total Available For Sale	$675,913,305	$12,591,188	$5,655,435	$682,849,058

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

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2022, the Company held AFS private label CMO mortgage-backed securities with an amortized cost and fair value of $64.9 million and $61.1 million, compared to an amortized cost and fair value of $41.8 million and $41.7 million at December 31, 2021, respectively.

The amortized cost and fair value of investments AFS at June 30, 2022 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2022
Investment Securities AFS:	Amortized Cost	Fair Value
One Year or Less	$523,128	$523,657
After One – Five Years	6,467,463	6,413,252
After Five – Ten Years	83,863,485	81,621,721
More Than Ten Years	206,314,864	193,872,558
Mortgage-Backed Securities AFS	374,926,884	352,108,990
Total AFS	$672,095,824	$634,540,178

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2022, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $337.0 million and $324.1 million, respectively, compared to an amortized cost and fair value of $335.6 million and $342.6 million, respectively, at December 31, 2021.

There were no sales of AFS securities during the six months ended June 30, 2022 and 2021; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities were in a continuous unrealized loss position at the dates indicated.

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$49,676,794	$1,354,067	$15,621,237	$538,090	$65,298,031	$1,892,157
SBA Bonds	17,330,725	1,187,781	40,780,723	1,281,482	58,111,448	2,469,263
Tax Exempt Municipal Bonds	20,699,626	1,551,755	—	—	20,699,626	1,551,755
Taxable Municipal Bonds	47,966,011	8,740,085	6,416,145	1,681,084	54,382,156	10,421,169
Mortgage-Backed Securities	287,500,384	17,298,382	49,624,738	5,739,821	337,125,122	23,038,203
	$423,173,540	$30,132,070	$112,442,843	$9,240,477	$535,616,383	$39,372,547

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$36,816,929	$216,012	$8,826,508	$39,666	$45,643,437	$255,678
SBA Bonds	15,916,497	359,541	48,791,470	720,233	64,707,967	1,079,774
Taxable Municipal Bonds	28,032,194	413,490	4,342,641	185,897	32,374,835	599,387
Mortgage-Backed Securities	160,097,766	2,865,948	22,951,882	854,648	183,049,648	3,720,596
	$240,863,386	$3,854,991	$84,912,501	$1,800,444	$325,775,887	$5,655,435

Securities classified as available for sale are recorded at fair market value.  At June 30, 2022 and December 31, 2021, 306 and 199 individual AFS securities were in a loss position, including 101 and 83 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).
Additional deterioration in market and economic conditions related to the novel coronavirus of 2019 (“COVID-19”) pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2022 and the year ended December 31, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")
The Company’s HTM portfolio is recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments HTM at June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$34,334,055	$180,829	$939	$34,513,945
SBA Bonds	3,788,644	183,182	—	3,971,826
Mortgage-Backed Securities	66,913,732	125,217	2,656,269	64,382,680
Total Held To Maturity	$105,036,431	$489,228	$2,657,208	$102,868,451

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities	$23,506,768	$577,005	$363,365	$23,720,408
Total Held To Maturity	$23,506,768	$577,005	$363,365	$23,720,408

At June 30, 2022, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $7.7 million and $7.6 million, respectively, compared to an amortized cost and fair value of $9.0 million and $9.5 million, respectively, at December 31, 2021.

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$11,901,564	$939	$—	$—	$11,901,564	$939
Mortgage-Backed Securities	44,904,997	1,974,537	3,799,314	681,732	48,704,311	2,656,269
	$56,806,561	$1,975,476	$3,799,314	$681,732	$60,605,875	$2,657,208

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365
	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365

At June 30, 2022 and December 31, 2021, 23 and six individual HTM securities were in a loss position, including three and two securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer and therefore, the loss was not considered other-than-temporary. The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2022	December 31, 2021
Real Estate Loans:
Construction	$97,626,900	$100,162,260
Residential Mortgage	95,994,291	84,965,542
Commercial	241,062,833	227,751,664
Commercial and Agricultural Loans	28,520,637	44,689,391
Consumer Loans:
Home Equity Lines of Credit (HELOC)	28,596,407	28,611,516
Other Consumer	22,516,694	21,449,809
Total Loans Held For Investment, Gross	514,317,762	507,630,182
Less:
Allowance For Loan Losses	11,197,954	11,087,164
Deferred Loan Fees	730,571	1,084,623
	11,928,525	12,171,787
Total Loans Receivable, Net	$502,389,237	$495,458,395

During the first six months of 2022, the Company continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. PPP loans are included in Commercial and Agricultural loans in the tables above and below and had a total balance of $552,000 at June 30, 2022 compared to $9.8 million at December 31, 2021. The balance of unamortized net deferred fees on PPP loans was $39,500 at June 30, 2022 compared to $441,000 at December 31, 2021.
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
The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at June 30, 2022 and December 31, 2021.

June 30, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$77,485,354	$18,584,376	$1,134,498	$422,672	$97,626,900
Residential Real Estate	74,994,327	17,634,346	743,027	2,622,591	95,994,291
Commercial Real Estate	188,204,047	47,357,023	3,185,552	2,316,211	241,062,833
Commercial and Agricultural	23,065,973	4,762,460	369,881	322,323	28,520,637
Consumer HELOC	23,193,758	4,393,892	518,867	489,890	28,596,407
Other Consumer	15,572,558	6,571,390	225,759	146,987	22,516,694
Total	$402,516,017	$99,303,487	$6,177,584	$6,320,674	$514,317,762

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$67,205,984	$25,867,339	$6,566,302	$522,635	$100,162,260
Residential Real Estate	65,650,970	14,506,787	2,061,598	2,746,187	84,965,542
Commercial Real Estate	185,117,439	34,263,196	5,669,666	2,701,363	227,751,664
Commercial and Agricultural	40,017,641	4,296,962	54,380	320,408	44,689,391
Consumer HELOC	23,416,585	3,987,734	624,055	583,142	28,611,516
Other Consumer	15,059,609	6,244,382	85,673	60,145	21,449,809
Total	$396,468,228	$89,166,400	$15,061,674	$6,933,880	$507,630,182
Past Due and Non-accrual Loans
The tables below present an age analysis of past due balances by loan category at June 30, 2022 and December 31, 2021:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$1,249,533	$—	$100,472	$1,350,005	$96,276,895	$97,626,900
Residential Real Estate	58,103	128,967	547,933	735,003	95,259,288	95,994,291
Commercial Real Estate	1,016,041	—	363,406	1,379,447	239,683,386	241,062,833
Commercial and Agricultural	23,690	55,622	50,913	130,225	28,390,412	28,520,637
Consumer HELOC	50,991	27,888	19,724	98,603	28,497,804	28,596,407
Other Consumer	232,555	38,273	14,204	285,032	22,231,662	22,516,694
Total	$2,630,913	$250,750	$1,096,652	$3,978,315	$510,339,447	$514,317,762

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$4,291	$114,516	$—	$118,807	$100,043,453	$100,162,260
Residential Real Estate	296,556	543,716	205,713	1,045,985	83,919,557	84,965,542
Commercial Real Estate	195,271	—	372,405	567,676	227,183,988	227,751,664
Commercial and Agricultural	79,381	133,610	—	212,991	44,476,400	44,689,391
Consumer HELOC	51,430	—	44,382	95,812	28,515,704	28,611,516
Other Consumer	93,560	3,648	8,797	106,005	21,343,804	21,449,809
Total	$720,489	$795,490	$631,297	$2,147,276	$505,482,906	$507,630,182

At June 30, 2022 and December 31, 2021, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows non-accrual loans by category at June 30, 2022 compared to December 31, 2021:

Non-accrual Loans:	June 30, 2022	December 31, 2021
Construction Real Estate	$118,966	$21,434
Residential Real Estate	1,398,656	1,389,498
Commercial Real Estate	755,463	1,057,496
Commercial and Agricultural	118,016	64,479
Consumer HELOC	71,268	141,683
Other Consumer	13,976	8,797
Total Non-accrual Loans	$2,476,345	$2,683,387

Allowance for Loan Losses
The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,336,583	$1,628,316	$4,932,948	$1,242,919	$555,403	$432,794	$11,128,963
(Reversal of) Provision for Loan Losses	(239,158)	224,160	(227,132)	159,404	46,567	36,159	—
Charge-Offs	—	—	—	—	—	(11,821)	(11,821)
Recoveries	6,961	18,220	30,498	1,495	4,877	18,761	80,812
Ending Balance	$2,104,386	$1,870,696	$4,736,314	$1,403,818	$606,847	$475,893	$11,197,954

	Three Months Ended June 30, 2021
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,325,093	$1,943,579	$5,489,541	$1,078,898	$601,563	$508,199	$11,946,873
(Reversal of) Provision for Loan Losses	(195,992)	(199,394)	(679,947)	448,895	(34,984)	(73,578)	(735,000)
Charge-Offs	—	—	—	—	—	(19,415)	(19,415)
Recoveries	—	24,276	146,937	708	—	59,381	231,302
Ending Balance	$2,129,101	$1,768,461	$4,956,531	$1,528,501	$566,579	$474,587	$11,423,760

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,401,196	$1,663,423	$4,832,440	$1,241,828	$517,512	$430,765	$11,087,164
(Reversal of) Provision for Loan Losses	(312,373)	179,342	(145,605)	137,162	81,749	59,725	—
Charge-Offs	—	—	—	—	—	(43,692)	(43,692)
Recoveries	15,563	27,931	49,479	24,828	7,586	29,095	154,482
Ending Balance	$2,104,386	$1,870,696	$4,736,314	$1,403,818	$606,847	$475,893	$11,197,954

	Six Months Ended June 30, 2021
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,486,910	$2,264,414	$5,753,641	$1,112,952	$657,356	$567,623	$12,842,896
(Reversal of) Provision for Loan Losses	(357,809)	(520,299)	(952,687)	420,592	(90,777)	(104,020)	(1,605,000)
Charge-Offs	—	—	—	(6,699)	—	(57,692)	(64,391)
Recoveries	—	24,346	155,577	1,656	—	68,676	250,255
Ending Balance	$2,129,101	$1,768,461	$4,956,531	$1,528,501	$566,579	$474,587	$11,423,760

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan Losses and Loans Receivable Evaluated for Impairment
The tables below summarize the impaired loan balances evaluated individually and collectively for impairment within the allowance for loan losses and loans receivable balances at June 30, 2022 and December 31, 2021.

	Allowance For Loan Losses			Loans Receivable
June 30, 2022	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,104,386	$2,104,386	$117,117	$97,509,783	$97,626,900
Residential Real Estate	—	1,870,696	1,870,696	1,131,090	94,863,201	95,994,291
Commercial Real Estate	—	4,736,314	4,736,314	750,323	240,312,510	241,062,833
Commercial and Agricultural	—	1,403,818	1,403,818	31,446	28,489,191	28,520,637
Consumer HELOC	—	606,847	606,847	51,544	28,544,863	28,596,407
Other Consumer	—	475,893	475,893	—	22,516,694	22,516,694
Total	$—	$11,197,954	$11,197,954	$2,081,520	$512,236,242	$514,317,762

	Allowance For Loan Losses			Loans Receivable
December 31, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,401,196	$2,401,196	$19,133	$100,143,127	$100,162,260
Residential Real Estate	—	1,663,423	1,663,423	1,128,452	83,837,090	84,965,542
Commercial Real Estate	—	4,832,440	4,832,440	1,046,974	226,704,690	227,751,664
Commercial and Agricultural	—	1,241,828	1,241,828	31,446	44,657,945	44,689,391
Consumer HELOC	—	517,512	517,512	97,302	28,514,214	28,611,516
Other Consumer	—	430,765	430,765	—	21,449,809	21,449,809
Total	$—	$11,087,164	$11,087,164	$2,323,307	$505,306,875	$507,630,182

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information related to impaired loans by loan category at June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.

	June 30, 2022			December 31, 2021
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Construction Real Estate	$117,117	$117,117	$—	$19,133	$19,133	$—
Residential Real Estate	1,131,090	1,668,090	—	1,128,452	1,646,952	—
Commercial Real Estate	750,323	750,324	—	1,046,974	1,046,974	—
Commercial and Agricultural	31,446	926,446	—	31,446	926,446	—
Consumer HELOC	51,544	51,544	—	97,302	97,302	—
Other Consumer	—	—	—	—	—	—
Total	$2,081,520	$3,513,521	$—	$2,323,307	$3,736,807	$—

	Three Months Ended June 30,
	2022		2021
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$117,739	$—	$34,249	$—
Residential Real Estate	1,142,322	—	1,217,428	—
Commercial Real Estate	756,649	—	1,095,734	3,171
Commercial and Agricultural	31,446	—	53,046	—
Consumer HELOC	52,914	—	155,306	—
Other Consumer	—	—	598	—
Total	$2,101,070	$—	$2,556,361	$3,171

	Six Months Ended June 30,
	2022		2021
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$118,503	$—	$36,776	$—
Residential Real Estate	1,153,767	—	1,242,528	—
Commercial Real Estate	762,720	—	1,095,991	5,027
Commercial and Agricultural	31,446	—	53,046	—
Consumer HELOC	53,463	—	156,501	—
Other Consumer	—	—	1,193	—
Total	$2,119,899	$—	$2,586,035	$5,027

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company had three TDRs with a combined balance of $404,000 included in impaired loans at June 30, 2022 compared to three TDRs with a combined balance of $694,000 at December 31, 2021. There were no loans restructured as TDRs during the six months ended June 30, 2022 or the six months ended June 30, 2021 and no TDRs were in default at those dates. The Company considers any loan 30 days or more past due to be in default. At June 30, 2022 and December 31, 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment.
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
The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  The Bank's policy with respect to nonperforming loans requires the borrower to become current and then make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

NOTE 9 - DEPOSITS

Deposits outstanding as of June 30, 2022 and December 31, 2021 are summarized below by account type.

Deposit Account Type	June 30, 2022	December 31, 2021
Checking	$538,495,487	$495,467,035
Money Market	361,472,809	366,065,262
Savings	106,699,582	97,068,740
Certificates of Deposit	143,013,799	157,361,926
Total	$1,149,681,677	$1,115,962,963

The Company had $5.0 million in other brokered deposits, which are included in checking and money market deposits above, at June 30, 2022 and December 31, 2021. In addition, the Company had $10.0 million in brokered time deposits at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had $83,000 and $68,000, respectively, in overdrafts that were reclassified to loans.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $22.9 million and $39.4 million at June 30, 2022 and December 31, 2021, respectively.

The amounts and scheduled maturities of all certificates of deposit were as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Within 1 Year	$104,538,184	$118,119,148
After 1 Year, Within 2 Years	24,935,008	26,189,318
After 2 Years, Within 3 Years	7,669,653	7,148,260
After 3 Years, Within 4 Years	3,325,578	2,815,491
After 4 Years, Within 5 Years	2,545,376	3,089,709
Total Certificates of Deposit	$143,013,799	$157,361,926

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - BORROWINGS

The Company had $42.3 million and $26.8 million in other borrowings at June 30, 2022 and December 31, 2021, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.15% at both June 30, 2022 and December 31, 2021. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $53.1 million and $51.6 million at June 30, 2022 and $45.3 million and $45.2 million at December 31, 2021, respectively.

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 3.99% at June 30, 2022 compared to 1.90% at December 31, 2021. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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
Based on its capital levels at June 30, 2022, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2022, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$135,098	18.2%	$44,654	6.0%	$59,539	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	144,424	19.4%	59,539	8.0%	74,424	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	135,098	18.2%	33,491	4.5%	48,375	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	135,098	10.0%	53,965	4.0%	67,457	5.0%
December 31, 2021
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$123,783	17.4%	$42,701	6.0%	$56,934	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	132,706	18.6%	56,934	8.0%	71,168	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	123,783	17.4%	32,025	4.5%	46,259	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	123,783	9.9%	50,169	4.0%	62,711	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2022, the Bank’s conservation buffer was 11.4%.

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

Investment Securities AFS
Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2022, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Assets measured at fair value on a recurring basis were as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$65,298,031	$—	$—	$72,011,561	$—
SBA Bonds	—	118,002,124	—	—	139,793,077	—
Tax Exempt Municipal Bonds	—	43,749,997	—	—	49,984,355	—
Taxable Municipal Bonds	—	55,381,036	—	—	65,969,151	—
Mortgage-Backed Securities	—	352,108,990	—	—	355,090,914	—
Total	$—	$634,540,178	$—	$—	$682,849,058	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$590,041	$—	$590,041
Collateral Dependent Impaired Loans (1)	—	—	2,081,520	2,081,520
Other Real Estate Owned	—	—	129,700	129,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$590,041	$3,307,834	$3,897,875

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$4,038,414	$—	$4,038,414
Collateral Dependent Impaired Loans (1)	—	—	2,323,307	2,323,307
Other Real Estate Owned	—	—	129,700	129,700
Land Held for Sale	—	—	1,529,691	1,529,691
Total	$—	$4,038,414	$3,982,698	$8,021,112
(1) Reported net of specific reserves. There were no specific reserves at June 30, 2022 and December 31, 2021.
There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2022 or December 31, 2021.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	June 30, 2022	December 31, 2021
Level 3 Assets	Technique	Unobservable Inputs	Range of Inputs	Range of Inputs
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Impaired Loans	Appraised Value/ Discounted Cash Flows	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	8% - 13%	8% - 13%
Other Real Estate Owned	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	30%	30%

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
Investment Securities HTM—Investment securities held to maturity are valued at quoted market prices or dealer quotes.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances or FRB borrowings as of June 30, 2022 or December 31, 2021.
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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2022 and December 31, 2021 presented in accordance with the applicable accounting guidance.

June 30, 2022	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$78,873	$78,873	$78,873	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	634,540	634,540	—	634,540	—
Investment Securities, Held to Maturity	105,036	102,868	—	102,868	—
Loans Receivable, Net	502,389	493,057	—	—	493,057
Loans Held for Sale	590	590	—	—	590
FHLB Stock	651	651	651	—	—
Land Held for Sale	1,097	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,006,668	$1,006,668	$1,006,668	$—	$—
Certificates of Deposits	143,014	140,486	—	140,486	—
Other Borrowed Money	42,345	42,345	42,345	—	—
Subordinated Debentures	30,000	29,008	—	29,008	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$27,623	$27,623	$27,623	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	682,849	682,849	—	682,849	—
Investment Securities, Held to Maturity	23,507	23,720	—	23,720	—
Loans Receivable, Net	495,458	503,986	—	—	503,986
Loans Held for Sale	4,038	4,038	—	—	4,038
FHLB Stock	586	586	586	—	—
Land Held for Sale	1,530	1,530	—	—	1,530
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$958,601	$958,601	$958,601	$—	$—
Certificates of Deposits	157,362	157,201	—	157,201	—
Other Borrowed Money	26,785	26,785	26,785	—	—
Subordinated Debentures	30,000	30,154	—	30,154	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At June 30, 2022, the Bank had $170.0 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - ACCOUNTING AND REPORTING CHANGES

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model, which is commonly referred to as the current expected credit loss methodology. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Until our evaluation is complete the impact of the change will be unknown.
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

In March 2022 the FASB issued guidance for loans modified as a TDR by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the June 2016 guidance related to the current expected credit loss methodology. The Company is currently evaluating the impact of the adoption of this guidance.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table presents the Company's non-interest income for the six months ended June 30, 2022 and 2021. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-interest income:
Gain on Sale of Loans (1)	$510,931	$1,018,934	$1,224,824	$2,090,415
Service Fees on Deposit Accounts	271,887	219,174	529,378	451,108
Commissions From Insurance Agency (1)	245,769	149,923	385,273	280,426
Trust Income	355,673	337,343	720,419	646,482
BOLI Income (1)	148,962	165,000	306,203	330,000
ATM and Check Card Fee Income	704,133	610,626	1,421,400	1,195,648
Grant Income (1)	170,699	—	170,699	—
Other (1)	229,664	186,492	482,846	467,065
Total non-interest income	$2,637,718	$2,687,492	$5,241,042	$5,461,144
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 - LEASES

Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset of $3.1 million effective January 1, 2019. The Company entered into one of the six leases mentioned above on September 30, 2021 and recognized a right-of-use asset of $255,000 on that date. During the six months ended June 30, 2022, the Company made cash payments in the amount of $250,000 for operating leases. The lease expense recognized during this period was $250,000 and the lease liability had a net decrease of $214,000. The weighted average lease term is 4.26 years and the weighted average discount rate used is 3.2%.

At June 30, 2022, maturities of operating lease liabilities for future periods were as follows:

Remainder of 2022	$249,176
2023	508,954
2024	510,362
2025	460,339
2026	355,507
Thereafter	159,145
Total undiscounted lease payments	2,243,483
Less: effect of discounting	(161,785)
Present value of estimated lease payments (lease liability)	$2,081,698

NOTE 17 - PREFERRED STOCK

On May 24, 2022, the Company entered into a Letter Agreement (“Agreement”) with the U.S. Department of Treasury under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including counties with persistent poverty, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.

Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the lending growth criteria listed in the Agreement with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator. The Preferred Stock is reported on the Consolidated Balance Sheets as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP.

NOTE 18 - SUBSEQUENT EVENTS

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
•changes in general economic conditions, either nationally or in our market areas, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;;
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

Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of June 30, 2022, all Bank branches were open with normal hours and substantially all employees had returned to their normal working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2022 and December 31, 2021

Assets

Total assets increased $100.9 million to $1.4 billion at June 30, 2022 from $1.3 billion at December 31, 2021. This increase was primarily due to increases in investments held to maturity ("HTM") and cash and cash equivalents, which were partially offset by a decline investments available for sale ("AFS"). Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	June 30, 2022	December 31, 2021	$	%
Cash and Cash Equivalents	$78,873	$27,623	$51,250	185.5%
Certificates of Deposits with Other Banks	1,100	1,100	—	—
Investments AFS	634,540	682,849	(48,309)	(7.1)
Investments HTM	105,036	23,507	81,529	346.8
Loans Receivable, Net	502,979	499,497	3,482	0.7
Accrued Interest Receivable	3,906	3,752	154	4.1
OREO	130	130	—	—
Operating Lease ROU Assets	2,038	2,252	(214)	(9.5)
Land Held for Sale	1,097	1,530	(433)	(28.3)
Premises and Equipment, Net	26,965	25,237	1,728	6.8
FHLB Stock	651	586	65	11.1
BOLI	27,016	26,710	306	1.1
Goodwill	1,200	1,200	—	—
Other Assets	16,619	5,241	11,378	217.1

Cash and cash equivalents increased $51.3 million or 185.5% to $78.9 million at June 30, 2022 compared to $27.6 million at December 31, 2021. The increase was primarily a result of the sale of preferred stock to the U.S. Treasury pursuant to the Emergency Capital Investment Program (“ECIP”), loan repayments and an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities. For additional details on the ECIP, see the discussion in Shareholders’ Equity below and within “Note 17 - Preferred Stock” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report..

Investments AFS decreased $48.3 million or 7.1% to $634.5 million at June 30, 2022 from $682.8 million at December 31, 2021 as maturities and principal paydowns of investments AFS exceeded purchases during the six months ended June 30, 2022. Additionally, investments AFS experienced a $33.6 million decrease in fair value during the six months ended June 30, 2022. Investments HTM increased $81.5 million or 346% to $105.0 million at June 30, 2022 from $23.5 million at December 31, 2021. The increase is primarily the result of the Company's investment of ECIP proceeds.

Loans receivable, net, including loans held for sale, increased $3.5 million or 0.7% to $503.0 million at June 30, 2022 from $499.5 million at December 31, 2021, primarily due to residential real estate loans and commercial real estate loans originated during the period. Loan balances in the residential real estate, and other consumer categories all increased during the period ended June 30, 2022 while real estate construction, commercial and agricultural loans, and consumer HELOCs all decreased since the prior year end. Commercial real estate loans increased $13.3 million or 5.8% to $241.1 million at June 30, 2022 from $227.8 million at December 31, 2021. Construction real estate loans decreased $2.5 million or 2.5% to $97.6 million at June 30, 2022 from $100.2 million at December 31, 2021. Consumer HELOC decreased $15,000 or 0.1% to $28.6 million at June 30, 2022 from $28.6 million at December 31, 2021. Commercial and agricultural loans decreased $16.2 million or 36.2% to $28.5 million at June 30, 2022 from $44.7 million at December 31, 2021. Residential mortgage loans increased $11.0 million or 13.0% to $96.0 million at June 30, 2022 from $85.0 million at December 31, 2021. Other consumer loans decreased $1.1 million or 5.0% to $22.5 million million at June 30, 2022 from $21.4 million at December 31, 2021. Loans held for sale, decreased $3.4 million or 85.4% to $590,000 at June 30, 2022 from $4.0 million at December 31, 2021.

Land held for sale decreased $433,000 during 2022 due to a write down in the value of the land based on a recent appraisal.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Other assets increased $11.4 million or 217.1% to $16.6 million at June 30, 2022 from $5.2 million at December 31, 2021. The increase was primarily the result of a $7.2 million increase in net deferred taxes, which was related to increased unrealized losses in the investment portfolio at June 30, 2022.

Liabilities

Deposit Accounts

Total deposits increased $33.7 million or 3.0% to $1.15 billion at June 30, 2022 from $1.12 billion at December 31, 2021. This growth was primarily due to increases in checking and savings accounts partially offset by a decline in higher cost certificates of deposits. The majority of the Bank’s deposits are originated within the Bank’s immediate market area. The Company had $10.0 million in brokered time deposits at both June 30, 2022 and December 31, 2021. The Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in other brokered deposits at June 30, 2022. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $51.4 million or 44.5% to $166.9 million at June 30, 2022 from $115.5 million at December 31, 2021. The increase was primarily attributable to a $82.9 million issuance of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) during the second quarter of 2022. The increase was offset by a $33.6 million decrease in accumulated other comprehensive income, net of tax, combined with $1.7 million in dividends paid to common shareholders during the six months ended June 30, 2022, which was partially offset by net income of $3.7 million. The decrease in net accumulated other comprehensive income was related to the unrecognized loss in value of investments AFS during the six months ended June 30, 2022.

On May 24, 2022, Company entered into a Letter Agreement with the U.S. Department of Treasury under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including counties with persistent poverty, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions. Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of the Company’s Preferred Stock as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) for an aggregate purchase price of $82.9 million in cash.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarters Ended June 30, 2022 and 2021

Net Income
Net income decreased $760,000 or 26.0% to $2.2 million or $0.67 per basic common share for the quarter ended June 30, 2022 compared to $2.9 million or $0.90 per basic common share for the quarter ended June 30, 2021. The decrease in net income was primarily due to the $735,000 reversal of provision for loan losses in the quarter ended June 30, 2021 following significantly higher loan loss provisions during 2020 in response to the ongoing COVID-19 pandemic. In addition, non-interest expense increased $982,000, offsetting an $805,000 increase in net interest income for the quarter ended June 30, 2022 compared to the same quarter in 2021.
Net Interest Income
Net interest income increased $805,000 or 10.4% to $8.5 million during the quarter ended June 30, 2022, compared to $7.7 million for the same quarter in 2021. During the quarter ended June 30, 2022, average interest-earning assets increased $165.2 million or 14.8% to $1.3 billion from $1.1 billion for the same quarter in 2021, while average interest-bearing liabilities increased $54.7 million or 6.2% to $929.5 million for the quarter ended June 30, 2022 from $874.8 million for the comparable quarter in 2021. The Company's net interest margin was 2.68% for the quarter ended June 30, 2022 compared to 2.78% for the comparable quarter in 2021. The Company's net interest spread on a tax equivalent basis was 2.58% for the quarter ended June 30, 2022 compared to 2.68% for the quarter ended June 30, 2021. Loan yields in 2021 were impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2022 and 2021. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	Quarter Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2022		2021
(Dollars in thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$517,732	4.79%	$516,277	4.88%	$1,455	$(88)
Taxable Investments	685,032	1.67	553,592	1.45	131,440	845
Non-taxable Investments (2)	44,702	2.98	44,445	4.32	257	(147)
Deposits with other Banks	36,014	0.60	3,966	0.16	32,048	52
Total Interest-Earning Assets	$1,283,480	2.94%	$1,118,280	3.15%	$165,200	$662
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended June 30, 2022 and 2021. The tax equivalent adjustment relates to the tax exempt municipal bonds and was approximately $60,000 and $68,000 for the quarters ended June 30, 2022 and 2021, respectively.
Total tax equivalent interest income on average interest-earning assets increased $662,000 to $9.4 million for the quarter ended June 30, 2022 compared to $8.8 million for the same period in 2021.

Interest income on loans decreased $88,000 or 1.4% to $6.2 million for the quarter ended June 30, 2022 from $6.3 million for the second quarter of 2021. The decrease in loan interest income was the result of a nine basis point decrease in the average yield on loans receivable, primarily due to a decrease in deferred interest income on PPP loans recognized during the period. This decrease was partially offset by a $1.5 million increase in the average loan portfolio balance.

Interest income from taxable investments increased $845,000 to $2.9 million during the quarter ended June 30, 2022 due to a $131.4 million increase in the average balance of these assets combined with a 22 basis point increase in the average yield. Tax equivalent interest income from non-taxable investments decreased $147,000 to $333,000 during the quarter ended June 30, 2022 due to a decrease in the average yield on non-taxable investments.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest income from deposits with other banks increased $52,000 during the quarter ended June 30, 2022 due to a $32.0 million increase in the average balance of these assets combined with a 44 basis point increase in the average yield. The increase in the average balance of these assets was primarily related to the $82.9 million in cash received during the second quarter of 2022 for the sale of preferred stock mentioned above.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2022 and 2021.

	Quarter Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Expense
	2022		2021
(Dollars in thousands)	Average Balance	Cost(1)	Average Balance	Cost(1)
Checking, Savings & Money Market Accounts	$706,739	0.14%	$601,498	0.12%	$105,241	$70
Certificates Accounts	151,820	0.39	179,415	0.51	(27,595)	(83)
FHLB Advances & Other Borrowed Money (2)	35,780	0.19	58,770	1.02	(22,990)	(132)
Junior Subordinated Debentures	5,155	2.73	5,155	1.89	—	11
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Total Interest-Bearing Liabilities	$929,494	0.36%	$874,838	0.45%	$54,656	$(135)

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense decreased $135,000 or 13.8% to $844,000 for the quarter ended June 30, 2022 compared to $978,000 for the same quarter in 2021 due to a decline of nine basis points in the average cost of interest bearing liabilities, which was partially offset by a $54.7 million or 6.2% increase in the average balance of these liabilities.
Despite a $77.6 million increase in the average balance of deposit accounts, the average cost of interest-bearing deposits decreased three basis points, resulting in a $13,000 decrease in interest expense on deposit accounts during the second quarter of 2022 when compared to the same quarter in 2021. Interest expense on certificate accounts decreased $83,000 due to a decrease of $27.6 million in the average balance combined with a 12 basis point decrease in the average cost of certificate deposits during the second quarter of 2022, as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. Interest expense on other borrowings decreased $132,000 for the second quarter of 2022 due to a $23.0 million decrease in the average balance of these interest-bearing liabilities, combined with a decrease of 83 basis points in the average cost.

Provision for Loan Losses
The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio and the adequacy of the allowance for loan losses. The Company has policies and procedures in place for evaluating and monitoring the overall credit quality of the loan portfolio and for timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for loan losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors. Management’s review of the adequacy of the allowance includes three main components.
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
The table below shows the changes in the allowance for loan losses for the quarters ended June 30, 2022 and 2021.

	Quarter Ended June 30,
(Dollars in thousands)	2022	2021
Beginning Balance	$11,129	$11,947
(Reversal of) Provision for Loan Losses	—	(735)
Charge-offs	(12)	(19)
Recoveries	81	231
Net Recoveries	$69	$212
Ending Allowance for Loan Losses Balance	$11,198	$11,424

At Period End:	6/30/2022	6/30/2021
Impaired Loans	$2,082	$2,435
Gross Loans Receivable, Held For Investment (1)	$513,587	$509,932
Total Loans Receivable, Net	$502,979	$503,287
Allowance For Loan Losses as a % of Impaired Loans	538.0%	469.2%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.2%	2.2%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES
The Company had net recoveries of $69,000 for the quarter ended June 30, 2022 compared to net recoveries of $212,000 for the second quarter of 2021. There was no provision for loan losses for the quarter ended June 30, 2022 compared to a negative provision of $735,000 for the second quarter of 2021. The reversal of loan loss provisions during the three months ended June 30, 2021 was the result of a reduction in historical loss and qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of June 30, 2021. Non-performing assets improved to $2.6 million at June 30, 2022 from $2.8 million at December 31, 2021. Non-performing assets represented 0.2% of total assets at both June 30, 2022 and December 31, 2021.
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income
Non-interest income decreased $50,000 or 1.9% to $2.64 million for the quarter ended June 30, 2022 compared to $2.69 million for the quarter ended June 30, 2021. A $508,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent interest rate increases was offset by increases in all other non-interest income line items with the exception of BOLI income, which decreased $16,000 during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021. For additional details of the changes in non-interest income, see “Note 15 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense
Non-interest expense increased $982,000 or 13.2% to $8.4 million for the quarter ended June 30, 2022 compared to $7.4 million for the quarter ended June 30, 2021. The following table summarizes the changes in non-interest expense:

	Quarter Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Compensation and Employee Benefits	$4,904,606	$4,518,180	$386,426	8.6%
Occupancy	694,650	659,532	35,118	5.3
Advertising	279,596	195,837	83,759	42.8
Depreciation and Maintenance of Equipment	806,490	770,894	35,596	4.6
FDIC Insurance Premiums	84,183	72,720	11,463	15.8
Net Cost (Recovery) of Operation of OREO	—	(67,173)	67,173	(100.0)
Write down of Land Held for Sale	93,733	—	93,733	100.0
Consulting	169,231	161,404	7,827	4.8
Debit Card Expense	326,344	316,260	10,084	3.2
Other	1,069,716	818,402	251,314	30.7
Total Non-Interest Expense	$8,428,549	$7,446,056	$982,493	13.2%
The increase in non-interest expense was primarily due to increases in compensation and employee benefits expense and all other line items of non-interest expense during the second quarter of 2022 as well as a write down of land held for sale combined with a net recovery on operation of OREO during the second quarter of 2021.

Compensation and employee benefits increased $386,000 or 8.6% to $4.9 million for the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 due to general annual cost of living increases and an increase in the number of full time equivalent employees as a result of our newest branch added during the first quarter of 2022 and overall growth of the Company. Occupancy expense and depreciation and maintenance of equipment also increased during the second quarter of 2022 due to the addition of our newest branch located in Columbia, South Carolina.

The net gain on OREO sales exceeded write-downs and other costs, resulting in a net recovery of $67,000 from the operation of OREO properties, which decreased non-interest expense during the quarter ended June 30, 2021.

Other non-interest expense increased $251,000 or 30.7% to $1.1 million for the quarter ended June 30, 2022 compared to $818,000 during the second quarter of 2021 due to increased operations and the opening of our newest branch in 2022.

Provision For Income Taxes
The provision for income taxes decreased $202,000 or 25.6% to $589,000 for the quarter ended June 30, 2022 from $791,000 for the same period in 2021 due to lower net income before taxes in 2022. Pre-tax net income was $2.8 million for the quarter ended June 30, 2022 compared to $3.7 million for the second quarter of 2021. The Company’s combined federal and state effective income tax rate was 21.4% and 21.3% for the quarters ended June 30, 2022 and 2021, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net Income
Net income decreased $2.4 million or 39.2% to $3.7 million or $1.14 per common share for the six months ended June 30, 2022 compared to $6.1 million or $1.88 per common share for the six months ended June 30, 2021. The decrease in net income was primarily due to the reversal of $1.6 million in loan loss reserves during the first six months of 2021 following significantly higher loan loss provisions during 2020 in response to the potential and unknown economic impact of the ongoing COVID-19 pandemic. A decrease in gain on sale of loans and increase in non-interest expenses also contributed to lower net income during the six months ended June 30, 2022 when compared to the same period last year.

Net Interest Income
Net interest income increased $690,000 or 4.4% to $16.4 million for the six months ended June 30, 2022 compared to $15.8 million for the same period last year. During the six months ended June 30, 2022, average interest earning assets increased $149.6 million or 13.5% to $1.3 billion from $1.1 billion for the six months ended June 30, 2021. Average interest-bearing liabilities also increased by $63.1 million or 7.2% to $935.0 million for the six months ended June 30, 2022 from $871.9 million for the same period in 2021. The Company's net interest margin fell 24 basis points to 2.64% for the six months ended June 30, 2022 compared to 2.88% for the six months ended June 30, 2021. The net interest spread on a tax equivalent basis fell 23 basis points to 2.55% for the six months ended June 30, 2022 from 2.78% for the comparable period in 2021.
Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,				Change in Average Balance	Increase (Decrease) in Interest Income
	2022		2021
(Dollars in Thousands)	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$517,061	4.76%	$510,413	5.01%	$6,648	$(475)
Taxable Investment Securities	673,236	1.50	549,015	1.54	124,221	841
Non-taxable Investment Securities(2)	44,705	3.49	43,614	4.35	1,091	(169)
Deposits with other Banks	20,919	0.54	3,278	0.19	17,641	53
Total Interest-Earning Assets	$1,255,921	2.90%	$1,106,320	3.25%	$149,601	$250
    (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the six months ended June 30, 2022 and 2021. The tax equivalent adjustment relates to the tax exempt municipal bonds and was approximately $111,000 and $134,000 for the six months ended June 30, 2022 and 2021, respectively.

Total tax equivalent interest income increased $250,000 to $18.2 million during the six months ended June 30, 2022 compared to $17.9 million during the first six months of 2021, primarily due to an increase in interest income from taxable investments, which was partially offset by decreases in interest income from loans and non-taxable investments. Total interest income on loans decreased $475,000 or 3.7% to $12.3 million during the six months ended June 30, 2022 from $12.8 million for the same period in 2021. The decrease was a result of a 25 basis point decrease in the average yield on loans receivable, which was primarily driven by the recognition of $1.8 million in fee income related to PPP loans during the six months ended June 30, 2021. The decrease was partially offset by a $6.6 million or 1.3% increase in the average loan balance.
Interest income from taxable investment securities increased $841,000 or 19.9% to $5.1 million for the six months ended June 30, 2022 from $4.2 million for the same period in 2021. The increase was the result of a $124.2 million increase in the average balance of taxable investments, primarily HTM, which was partially offset by a slight decrease of four basis points in the average yield earned on taxable investment securities. Tax equivalent interest income from investment securities decreased $169,000 or 17.8% to $781,000 for the six months ended June 30, 2022 when compared to the first six months of 2021.

Interest income from deposits with other banks increased $53,000 for the six months ended June 30, 2022 due to a $17.6 million increase in the average balance of these assets, primarily due to the cash received for the sale of the Companies preferred stock.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

The following table compares detailed average balances, cost of funds on an annualized basis, and the resulting changes in interest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,				Change in Average Balance	Change in Interest Expense
	2022		2021
(Dollars in Thousands)	Average Balance	Cost of Funds	Average Balance	Cost of Funds
Checking, Savings & Money Market Accounts	$701,395	0.14%	$583,663	0.12%	$117,732	$123
Certificates Accounts	155,886	0.35	182,437	0.58	(26,551)	(262)
FHLB Advances & Other Borrowed Money (1)	42,530	0.22	70,640	0.96	(28,110)	(291)
Junior Subordinated Debentures	5,155	2.38	5,155	1.90	—	12
Subordinated Debentures	30,000	5.25	30,000	5.25	—	—
Total Interest-Bearing Liabilities	$934,966	0.35%	$871,895	0.47%	$63,071	$(418)

(1) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Interest expense decreased $418,000 or 20.3% to $1.6 million during the six months ended June 30, 2022 compared to $2.1 million for the same period in 2021. The decrease in total interest expense was attributable to a decrease of 12 basis points in the cost of interest-bearing liabilities, which was partially offset by a $63.1 million or 7.2% increase in the average balance of these liabilities.

Interest expense on FHLB advances and other borrowings decreased $291,000 or 86.1% to $47,000 from $338,000 due to a $28.1 million or 39.8% decrease in the average balance combined with a decline of 74 basis points in the average cost of these liabilities during the six months ended June 30, 2022 when compared to the same period last year.

Provision for Loan Losses
There was no provision for loan losses recorded during the six months ended June 30, 2022 compared to a reversal of provision expense of $1.6 million for the same period in 2021. The negative provision during 2021 resulted from a reduction in qualitative adjustment factors due to the improvement in the economic and business conditions at both the national and regional levels as of June 30, 2021. For additional details related to the provision for loan losses and changes in the allowance for loan losses, see "Note 8 - Loans Receivable, Net” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income
Non-interest income decreased $220,000 or 4.0% to $5.2 million for the six months ended June 30, 2022, compared to $5.5 million for the six months ended June 30, 2021. The following table summarizes the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Gain on Sale of Loans	$1,224,824	$2,090,415	$(865,591)	(41.4)%
Service Fees on Deposit Accounts	529,378	451,108	78,270	17.4
Commissions From Insurance Agency	385,273	280,426	104,847	37.4
Trust Income	720,419	646,482	73,937	11.4
BOLI Income	306,203	330,000	(23,797)	(7.2)
ATM & Check Card Fee Income	1,421,400	1,195,648	225,752	18.9
Grant Income	170,699	—	170,699	100.0
Other	482,846	467,065	15,781	3.4
Total Non-Interest Income	$5,241,042	$5,461,144	$(220,102)	(4.0)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The decrease in non-interest income was primarily attributable to a decrease in gain on sale of loans, which was partially offset by increases in every non-interest income line item with the exception of BOLI income, which decreased $24,000 during the six months ended June 30, 2022. Gain on sale of loans decreased $866,000 or 41.4% to $1.2 million for the six months ended June 30, 2022 compared to $2.1 million during the same period in 2021 as the dollar volume of loans sold decreased. ATM & Check Card Fee income increased $226,000 primarily due to an increase in debit card usage.
Non-Interest Expense
For the six months ended June 30, 2022, non-interest expense increased $2.0 million or 13.1% to $17.0 million compared to $15.1 million for the same period in 2021. The table below summarizes the changes in the components of non-interest expense.

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Compensation and Employee Benefits	$9,961,226	$9,387,426	$573,800	6.1%
Occupancy	1,407,436	1,280,814	126,622	9.9
Advertising	539,929	395,239	144,690	36.6
Depreciation and Maintenance of Equipment	1,527,151	1,573,741	(46,590)	(3.0)
FDIC Insurance Premiums	196,225	141,336	54,889	38.8
Net Recovery of Operation of OREO	—	(170,840)	170,840	(100.0)
Change in Value of Land HFS	433,077	—	433,077	100.0
Consulting	333,981	330,314	3,667	1.1
Debit Card Expense	610,133	574,923	35,210	6.1
Other	2,014,235	1,542,787	471,448	30.6
Total Non-Interest Expense	$17,023,393	$15,055,740	$1,967,653	13.1%
Compensation and employee benefits expenses increased $574,000 or 6.1% to $10.0 million for the six months ended June 30, 2022 compared to $9.4 million during the same period last year. The increase was primarily due to the decrease in loan origination cost deferrals. Loan origination cost deferrals decreased $348,000 to $463,000 for the six months ended June 30, 2022 compared to $811,000 during the same period last year which was largely a result of the Company's PPP loan originations during the six months ended June 30, 2021. Additionally, the increase in compensation and benefits was affected by the annual cost of living increases and an increase in the number of full time equivalent employees as a result of our newest branch added during the first quarter of 2022 and overall growth of the Company.

Occupancy expense and depreciation and maintenance of equipment increased due to the addition of our newest branch located in Columbia, South Carolina.
The Company had no expenses or recoveries related to the operation of OREO properties during the six months ended June 30, 2022 compared to a net recovery of $171,000 during the six months ended June 30, 2021. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period.
Other non-interest expense increased $471,000 or 30.6% to $2.0 million for the six months ended June 30, 2022 compared to $1.5 million during the six months ended June 30, 2021 due to increased operations and the opening of our newest branch in 2022.

Provision For Income Taxes
The provision for income taxes decreased $713,000 or 42.8% to $954,000 for the six months ended June 30, 2022 from $1.7 million for the same period in 2021 primarily due to higher pre-tax income in 2021. Income before taxes was $4.7 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s combined federal and state effective income tax rate was 20.4% for the six months ended June 30, 2022 compared to 21.4% for the same period in 2021.

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
The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FHLB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments. The Bank had $157.0 million in unused commitments to extend credit and standby letters of credit at June 30, 2022.
During the six months ended June 30, 2022, loan disbursements exceeded loan repayments resulting in a $3.5 million or 0.7% increase in total net loans receivable. Also during the six months ended June 30, 2022, deposits increased $33.7 million or 3.0%. The Bank had no outstanding FLHB advances at June 30, 2022 with $389.8 million in additional borrowing capacity at the FHLB at that date. The Bank also had no outstanding borrowings from the discount window facility at the FRB at June 30, 2022, which was collateralized by investments AFS with a fair market value of $73.4 million. At June 30, 2022, the Bank had no outstanding borrowings at the FRB. The Bank also had a $5.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As discussed above, on May 24, 2022, the Company sold $89.4 million of Preferred Stock to the U.S. Department of Treasury pursuant to the ECIP.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $93.9 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $390,000 based on the number of outstanding shares at June 30, 2022.
At June 30, 2022, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.15%, 10.01%, 18.15%, and 19.41%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2022 the Bank’s conservation buffer was 11.4%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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
For the six months ended June 30, 2022, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.55%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2022 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Designations Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreements (6)
10.3	Form of 2006 Salary Continuation Agreement (7)
10.4	Form of Security Federal Split Dollar Agreement (7)
10.5	2018 Employee Stock Purchase Plan (8)
10.6	Form of Compensation Modification Agreement (9)
10.7
Letter Agreement, Dated May 24, 2022 between Security Federal Corporation and the U.S. Department of Treasury,with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Loss; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
_______________________
(1)    Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)    Filed on January 16, 2015 as an exhibit to the Company’s Current Report on Form 8-K dated January 15, 2015 and incorporated herein by reference.
(3)    Filed on May 24, 2022 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2022 and incorporated herein by reference.
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
    SECURITY FEDERAL CORPORATION

Date:	August 15, 2022	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 15, 2022	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative