Form 10-Q
period 2022-09-30
SECURITY FEDERAL CORP
filed 2022-11-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 14, 2022	3,252,884

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$20,068,111	$27,622,851
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	591,550,461	682,849,058
Held To Maturity ("HTM") (Fair Value of $131,615,851 and $23,720,408 at September 30, 2022 and December 31, 2021, Respectively)	137,968,847	23,506,768
Total Investments	729,519,308	706,355,826
Loans Receivable, Net:
Held For Sale	2,141,011	4,038,414
Held For Investment (Net of Allowance of $11,298,845 and $11,087,164 at September 30, 2022 and December 31, 2021, Respectively)	520,953,262	495,458,395
Total Loans Receivable, Net	523,094,273	499,496,809
Accrued Interest Receivable:
Loans	1,112,227	1,333,155
Investments	3,381,208	2,419,335
Total Accrued Interest Receivable	4,493,435	3,752,490
Operating Lease Right-of-Use ("ROU") Assets	1,974,088	2,252,424
Land Held for Sale	1,096,614	1,529,691
Premises and Equipment, Net	27,423,707	25,236,915
Federal Home Loan Bank ("FHLB") Stock, at Cost	650,500	585,700
Other Real Estate Owned ("OREO")	119,700	129,700
Bank Owned Life Insurance ("BOLI")	27,167,099	26,709,897
Goodwill	1,199,754	1,199,754
Other Assets	20,074,279	5,241,410
Total Assets	$1,357,980,913	$1,301,213,512
LIABILITIES:
Deposit Accounts	$1,118,816,745	$1,115,962,963
Borrowings from Federal Reserve Bank ("FRB")	1,000,000	—
Other Borrowings	38,809,115	26,785,393
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	29,000,000	30,000,000
Operating Lease Liabilities	2,014,086	2,293,295
Other Liabilities	6,590,080	5,494,336
Total Liabilities	$1,201,385,026	$1,185,690,987
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 and 0 Shares Authorized, Issued and Outstanding at September 30, 2022 and December 31, 2021, respectively	$82,949,000	$—
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,453,817 Shares Issued and 3,252,884 Shares Outstanding at September 30, 2022 and December 31, 2021	34,538	34,538
Additional Paid-In Capital ("APIC")	18,230,187	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive (Loss) Income ("AOCI")	(41,517,322)	5,215,107
Retained Earnings	101,230,196	96,373,405
Total Shareholders' Equity	$156,595,887	$115,522,525
Total Liabilities and Shareholders' Equity	$1,357,980,913	$1,301,213,512

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income:
Loans	$6,306,312	$7,261,810	$18,608,294	$20,039,222
Investments	4,892,385	2,403,203	10,621,563	7,437,590
Other	94,436	3,401	150,699	6,450
Total Interest Income	11,293,133	9,668,414	29,380,556	27,483,262
Interest Expense:
Deposits	675,765	376,136	1,418,462	1,257,205
FHLB Advances and Other Borrowed Money	44,386	50,756	91,389	389,142
Subordinated Debentures	389,375	393,750	1,176,875	1,181,250
Junior Subordinated Debentures	49,842	23,955	111,094	72,974
Total Interest Expense	1,159,368	844,597	2,797,820	2,900,571
Net Interest Income	10,133,765	8,823,817	26,582,736	24,582,691
Reversal of Provision for Loan Losses	—	(665,000)	—	(2,270,000)
Net Interest Income After Reversal of Provision for Loan Losses	10,133,765	9,488,817	26,582,736	26,852,691
Non-Interest Income:
Gain on Sale of Loans	287,081	932,340	1,511,905	3,022,755
Service Fees on Deposit Accounts	279,909	251,440	809,287	702,548
Commissions From Insurance Agency	235,506	187,657	620,779	468,083
Trust Income	363,830	359,035	1,084,249	1,005,517
BOLI Income	150,999	155,000	457,202	485,000
ATM and Check Card Fee Income	687,773	615,568	2,109,173	1,811,216
Grant Income	—	1,826,265	170,699	1,826,265
Other	219,289	202,314	702,135	669,379
Total Non-Interest Income	2,224,387	4,529,619	7,465,429	9,990,763
Non-Interest Expense:
Compensation and Employee Benefits	5,019,920	4,757,937	14,981,146	14,145,363
Occupancy	703,310	641,555	2,110,746	1,922,369
Advertising	153,460	275,947	693,389	671,186
Depreciation and Maintenance of Equipment	751,739	781,217	2,278,890	2,354,958
FDIC Insurance Premiums	87,858	73,845	284,083	215,181
Net Cost (Recovery) from Operation of OREO	10,000	55,000	10,000	(115,840)
Writedown of Land Held for Sale	—	—	433,077	—
Consulting	179,318	182,684	513,299	512,998
Debit Card Expenses	307,092	284,434	917,225	859,357
Telephone	97,204	100,113	291,069	313,229
Postage	59,654	16,469	182,202	147,600
General Insurance	76,566	77,731	257,577	248,691
Other	831,564	801,964	2,348,375	1,829,544
Total Non-Interest Expense	8,277,685	8,048,896	25,301,078	23,104,636
Income Before Income Taxes	4,080,467	5,969,540	8,747,087	13,738,818
Provision for Income Taxes	854,664	1,327,070	1,808,450	2,993,414
Net Income	3,225,803	4,642,470	6,938,637	10,745,404
Net Income Per Common Share (Basic)	$0.99	$1.43	$2.13	$3.30
Cash Dividend Per Share on Common Stock	$0.12	$0.11	$0.64	$0.33
Weighted Average Shares Outstanding (Basic)	3,252,884	3,252,884	3,252,884	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,
	2022	2021
Net Income	$3,225,803	$4,642,470
Other Comprehensive (Loss) Income:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(4,263,005) and $(923,669) at September 30, 2022 and 2021, Respectively	(13,137,592)	(2,859,580)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $757 and $437 at September 30, 2022 and 2021, Respectively	2,270	1,311
Other Comprehensive Loss, Net of Tax	(13,135,322)	(2,858,269)
Comprehensive (Loss) Income	$(9,909,519)	$1,784,201

	Nine Months Ended September 30,
	2022	2021
Net Income	$6,938,637	$10,745,404
Other Comprehensive Loss:
Unrealized Holding Losses on Securities AFS, Net of Taxes of $(15,155,441) and $(1,588,001) at September 30, 2022 and 2021, Respectively	(46,736,556)	(4,896,535)
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $1,376 and $72 at September 30, 2022 and 2021, Respectively	4,127	215
Other Comprehensive Loss, Net of Tax	(46,732,429)	(4,896,320)
Comprehensive (Loss) Income	$(39,793,792)	$5,849,084

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2020	$—	$34,538	$18,230,187	$(4,330,712)	$12,940,950	$85,030,783	$111,905,746
Net Income	—	—	—	—	—	3,178,792	3,178,792
Other Comprehensive Loss, Net of Tax	—	—	—	—	(5,465,436)	—	(5,465,436)
Cash Dividends on Common Stock	—	—	—	—	—	(357,817)	(357,817)
Balance at March 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$7,475,514	$87,851,758	$109,261,285
Net Income	—	—	—	—	—	2,924,142	2,924,142
Other Comprehensive Income, Net of Tax	—	—	—	—	3,427,385	—	3,427,385
Cash Dividends on Common Stock	—	—	—	—	—	(357,818)	(357,818)
Balance at June 30, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$10,902,899	$90,418,082	$115,254,994
Net Income	—	—	—	—	—	4,642,470	4,642,470
Other Comprehensive Loss, Net of Tax	—	—	—	—	(2,858,269)	—	(2,858,269)
Cash Dividends on Common Stock	—	—	—	—	—	(357,817)	(357,817)
Balance at September 30, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$8,044,630	$94,702,735	$116,681,378

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$—	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352
Net Income	—	—	—	—	—	2,163,803	2,163,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,374,249)	—	(13,374,249)
Preferred Stock issuance	82,949,000	—	—	—	—	—	82,949,000
Cash Dividends on Common Stock	—	—	—	—	—	(1,301,154)	(1,301,154)
Balance at June 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(28,382,000)	$98,394,739	$166,895,752
Net Income	—	—	—	—	—	3,225,803	3,225,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,135,322)	—	(13,135,322)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at September 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(41,517,322)	$101,230,196	$156,595,887

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,938,637	$10,745,404
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,460,975	1,471,810
Discount Accretion and Premium Amortization, net	5,314,299	5,016,096
Reversal of Provision for Loan Losses	—	(2,270,000)
Earnings on BOLI	(457,202)	(485,000)
Gain on Sales of Loans	(1,511,905)	(3,022,755)
Gain on Sales of OREO	—	(105,422)
Write Down on OREO	10,000	20,000
Write Down of Land Held for Sale	433,077	—
Amortization of Operating Lease ROU Assets	278,336	247,947
Proceeds From Sale of Loans Held For Sale	47,464,791	91,709,578
Origination of Loans Held For Sale	(44,055,483)	(86,582,554)
Increase in Accrued Interest Receivable	(740,945)	(140,270)
Other, Net	1,143,235	801,185
Net Cash Provided By Operating Activities	$16,277,815	$17,406,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(59,674,541)	$(122,070,342)
Proceeds from Paydowns and Maturities of Investments AFS	83,769,857	72,169,959
Purchase of Investments HTM	(118,798,583)	(8,261,528)
Proceeds from Paydowns and Maturities of Investments HTM	4,333,488	3,985,667
Proceeds from Redemption of Certificates of Deposits with Other Banks	—	250,000
Purchase of FHLB Stock	(64,800)	(1,900)
Redemption of FHLB Stock	—	1,393,300
Increase in Loans Receivable	(25,494,867)	(21,267,422)
Proceeds From Sale of OREO	—	454,332
Purchase and Improvement of Premises and Equipment	(3,647,767)	(1,091,300)
Net Cash Used By Investing Activities	$(119,577,213)	$(74,439,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$2,853,782	$98,470,851
Repayment of FHLB Advances	—	(25,000,000)
Increase in Other Borrowings, Net	12,023,722	13,490,672
Proceeds from FRB Borrowings	202,980,000	232,140,000
Repayment of FRB Borrowings	(201,980,000)	(265,465,000)
Issuance of Preferred Stock	82,949,000	—
Repurchase of Subordinated Debenture	(1,000,000)	—
Dividends to Common Stock Shareholders	(2,081,846)	(1,073,452)
Net Cash Provided By Financing Activities	$95,744,658	$52,563,071
Net Decrease in Cash and Cash Equivalents	(7,554,740)	(4,470,144)
Cash and Cash Equivalents at Beginning of Period	27,622,851	18,025,409
Cash and Cash Equivalents at End of Period	$20,068,111	$13,555,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$2,417,879	$2,569,016
Cash Paid for Income Taxes	1,099,000	2,995,442
Non-Cash Transactions:
Other Comprehensive Loss	(46,732,429)	(4,896,320)
Initial Recognition of Operating Lease ROU Asset	—	254,739
Initial Recognition of Operating Lease Liability	—	254,739

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2021 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - EARNINGS PER SHARE
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2022 or 2021; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$3,225,803	3,252,884	$0.99	$4,642,470	3,252,884	$1.43

	Nine Months Ended September 30,
	2022			2021
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$6,938,637	3,252,884	$2.13	$10,745,404	3,252,884	$3.30

NOTE 5 - STOCK-BASED COMPENSATION
Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2022 and 2021, the Company had no options outstanding and there was no activity during both the three and nine months ended September 30, 2022 and 2021. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments available for sale at the dates indicated were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$64,581,912	$33,352	$1,393,915	$63,221,349
Small Business Administration (“SBA”) Bonds	109,893,553	732,050	3,169,244	107,456,359
Tax Exempt Municipal Bonds	44,440,177	186,711	2,914,934	41,711,954
Taxable Municipal Bonds	65,767,015	—	14,346,937	51,420,078
Mortgage-Backed Securities ("MBS")	361,824,048	63,849	34,147,176	327,740,721
Total Available For Sale	$646,506,705	$1,015,962	$55,972,206	$591,550,461

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$71,949,517	$317,722	$255,678	$72,011,561
SBA Bonds	139,854,620	1,018,231	1,079,774	139,793,077
Tax Exempt Municipal Bonds	44,757,755	5,226,600	—	49,984,355
Taxable Municipal Bonds	65,834,301	734,237	599,387	65,969,151
MBS	353,517,112	5,294,398	3,720,596	355,090,914
Total Available For Sale	$675,913,305	$12,591,188	$5,655,435	$682,849,058

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the MBS included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2022, the Company held AFS private label CMO MBS with an amortized cost and fair value of $62.3 million and $56.4 million, compared to an amortized cost and fair value of $41.8 million and $41.7 million at December 31, 2021, respectively.

The amortized cost and fair value of investments AFS at September 30, 2022 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2022
Investment Securities AFS:	Amortized Cost	Fair Value
One Year or Less	$539,253	$537,497
After One – Five Years	5,898,094	5,834,644
After Five – Ten Years	82,128,559	78,136,356
More Than Ten Years	196,116,751	179,301,243
MBS AFS	361,824,048	327,740,721
Total AFS	$646,506,705	$591,550,461

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2022, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $329.8 million and $309.0 million, respectively, compared to an amortized cost and fair value of $335.6 million and $342.6 million, respectively, at December 31, 2021.

There were no sales of AFS securities during the nine months ended September 30, 2022 and 2021; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual AFS securities were in a continuous unrealized loss position at the dates indicated.

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$37,822,551	$718,181	$23,576,616	$675,734	$61,399,167	$1,393,915
SBA Bonds	13,370,130	906,319	40,092,297	2,262,925	53,462,427	3,169,244
Tax Exempt Municipal Bonds	33,440,787	2,914,934	—	—	33,440,787	2,914,934
Taxable Municipal Bonds	40,292,536	10,429,037	11,127,542	3,917,900	51,420,078	14,346,937
MBS	214,230,551	18,654,810	107,126,659	15,492,366	321,357,210	34,147,176
	$339,156,555	$33,623,281	$181,923,114	$22,348,925	$521,079,669	$55,972,206

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$36,816,929	$216,012	$8,826,508	$39,666	$45,643,437	$255,678
SBA Bonds	15,916,497	359,541	48,791,470	720,233	64,707,967	1,079,774
Taxable Municipal Bonds	28,032,194	413,490	4,342,641	185,897	32,374,835	599,387
MBS	160,097,766	2,865,948	22,951,882	854,648	183,049,648	3,720,596
	$240,863,386	$3,854,991	$84,912,501	$1,800,444	$325,775,887	$5,655,435

Securities classified as AFS are recorded at fair market value.  At September 30, 2022 and December 31, 2021, 443 and 199 individual AFS securities were in a loss position, including 140 and 83 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The increase in unrealized losses within the AFS portfolio during the nine months ended September 30, 2022 resulted in a $14.9 million increase in net deferred taxes, which is included in "Other Assets" on the Consolidated Balance Sheets at September 30, 2022.

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
A further decline in national and local economic conditions, as a result of the effects of inflation, a inflation, a potential recession or slowed economic growth, and any governmental or societal responses to the novel coronavirus of 2019 (“COVID-19”) pandemic, among other factors, may, however, have an adverse impact on credit quality in the future and result in OTTI charges. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2022 and the year ended December 31, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")
The Company’s HTM portfolio is recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments HTM at September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$34,422,185	$—	$657,961	$33,764,224
SBA Bonds	3,653,646	176,069	—	3,829,715
Taxable Municipal Bonds	949,306	—	51,976	897,330
MBS	98,943,710	1,860	5,820,988	93,124,582
Total Held To Maturity	$137,968,847	$177,929	$6,530,925	$131,615,851

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
MBS	$23,506,768	$577,005	$363,365	$23,720,408
Total Held To Maturity	$23,506,768	$577,005	$363,365	$23,720,408

At September 30, 2022, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $8.6 million and $8.0 million, respectively, compared to an amortized cost and fair value of $9.0 million and $9.5 million, respectively, at December 31, 2021.

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated below.

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$33,764,224	$657,961	$—	$—	$33,764,224	$657,961
Taxable Municipal Bonds	897,330	51,976	—	—	897,330	51,976
MBS	83,477,755	3,668,395	8,330,880	2,152,593	91,808,635	5,820,988
	$118,139,309	$4,378,332	$8,330,880	$2,152,593	$126,470,189	$6,530,925

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365
	$9,969,587	$206,472	$3,442,229	$156,893	$13,411,816	$363,365

At September 30, 2022 and December 31, 2021, 50 and six individual HTM securities were in a loss position, including five and two securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer and therefore, the loss was not considered other-than-temporary. The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2022	December 31, 2021
Real Estate Loans:
Construction	$104,250,955	$100,162,260
Residential Mortgage	97,404,583	84,965,542
Commercial	246,797,162	227,751,664
Commercial and Agricultural Loans	31,501,202	44,689,391
Consumer Loans:
Home Equity Lines of Credit (HELOC)	29,954,251	28,611,516
Other Consumer	23,095,584	21,449,809
Total Loans Held For Investment, Gross	533,003,737	507,630,182
Less:
Allowance For Loan Losses	11,298,845	11,087,164
Deferred Loan Fees	751,630	1,084,623
	12,050,475	12,171,787
Total Loans Receivable, Net	$520,953,262	$495,458,395

During the first nine months of 2022, the Company continued its participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), by processing applications for PPP loan forgiveness. PPP loans are included in Commercial and Agricultural loans in the tables above and below and had a total balance of $55,000 at September 30, 2022 compared to $9.8 million at December 31, 2021. The balance of unamortized net deferred fees on PPP loans was $8,000 at September 30, 2022 compared to $441,000 at December 31, 2021.
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
The tables below summarize the balance within each risk category by loan type, excluding loans held for sale, at September 30, 2022 and December 31, 2021.

September 30, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$85,290,332	$17,068,984	$1,541,750	$349,889	$104,250,955
Residential Real Estate	76,008,204	18,055,116	735,332	2,605,931	97,404,583
Commercial Real Estate	193,971,553	46,929,938	3,606,034	2,289,637	246,797,162
Commercial and Agricultural	26,859,082	4,094,485	331,731	215,904	31,501,202
Consumer HELOC	23,960,565	4,997,785	402,060	593,841	29,954,251
Other Consumer	16,163,946	6,649,604	171,910	110,124	23,095,584
Total	$422,253,682	$97,795,912	$6,788,817	$6,165,326	$533,003,737

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$67,205,984	$25,867,339	$6,566,302	$522,635	$100,162,260
Residential Real Estate	65,650,970	14,506,787	2,061,598	2,746,187	84,965,542
Commercial Real Estate	185,117,439	34,263,196	5,669,666	2,701,363	227,751,664
Commercial and Agricultural	40,017,641	4,296,962	54,380	320,408	44,689,391
Consumer HELOC	23,416,585	3,987,734	624,055	583,142	28,611,516
Other Consumer	15,059,609	6,244,382	85,673	60,145	21,449,809
Total	$396,468,228	$89,166,400	$15,061,674	$6,933,880	$507,630,182
Past Due and Non-accrual Loans
The tables below present an age analysis of past due balances by loan category at September 30, 2022 and December 31, 2021:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$108,112	$547,795	$100,472	$756,379	$103,494,576	$104,250,955
Residential Real Estate	128,333	319,082	449,007	896,422	96,508,161	97,404,583
Commercial Real Estate	713,162	64,531	358,906	1,136,599	245,660,563	246,797,162
Commercial and Agricultural	131,687	33,835	16,775	182,297	31,318,905	31,501,202
Consumer HELOC	350,385	17,439	19,420	387,244	29,567,007	29,954,251
Other Consumer	215,030	50,427	17,456	282,913	22,812,671	23,095,584
Total	$1,646,709	$1,033,109	$962,036	$3,641,854	$529,361,883	$533,003,737

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$4,291	$114,516	$—	$118,807	$100,043,453	$100,162,260
Residential Real Estate	296,556	543,716	205,713	1,045,985	83,919,557	84,965,542
Commercial Real Estate	195,271	—	372,405	567,676	227,183,988	227,751,664
Commercial and Agricultural	79,381	133,610	—	212,991	44,476,400	44,689,391
Consumer HELOC	51,430	—	44,382	95,812	28,515,704	28,611,516
Other Consumer	93,560	3,648	8,797	106,005	21,343,804	21,449,809
Total	$720,489	$795,490	$631,297	$2,147,276	$505,482,906	$507,630,182

At September 30, 2022 and December 31, 2021, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows non-accrual loans by category at September 30, 2022 compared to December 31, 2021:

Non-accrual Loans:	September 30, 2022	December 31, 2021
Construction Real Estate	$115,874	$21,434
Residential Real Estate	1,529,370	1,389,498
Commercial Real Estate	741,081	1,057,496
Commercial and Agricultural	75,740	64,479
Consumer HELOC	112,784	141,683
Other Consumer	24,049	8,797
Total Non-accrual Loans	$2,598,898	$2,683,387

Allowance for Loan Losses
The following tables show the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,104,386	$1,870,696	$4,736,314	$1,403,818	$606,847	$475,893	$11,197,954
(Reversal of) Provision for Loan Losses	99,612	(17,503)	44,664	(117,519)	(37,681)	28,427	—
Charge-Offs	—	—	—	—	—	(54,192)	(54,192)
Recoveries	15,460	9,678	77,479	1,281	38,190	12,995	155,083
Ending Balance	$2,219,458	$1,862,871	$4,858,457	$1,287,580	$607,356	$463,123	$11,298,845

	Three Months Ended September 30, 2021
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,129,101	$1,768,461	$4,956,531	$1,528,501	$566,579	$474,587	$11,423,760
(Reversal of) Provision for Loan Losses	33,090	(21,578)	(196,852)	(403,030)	(58,843)	(17,787)	(665,000)
Charge-Offs	(21,460)	—	—	(800)	—	(23,702)	(45,962)
Recoveries	192,459	15,749	240,585	323	10,323	—	459,439
Ending Balance	$2,333,190	$1,762,632	$5,000,264	$1,124,994	$518,059	$433,098	$11,172,237

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,401,196	$1,663,423	$4,832,440	$1,241,828	$517,512	$430,765	$11,087,164
(Reversal of) Provision for Loan Losses	(212,761)	161,839	(100,941)	19,643	44,068	88,152	—
Charge-Offs	—	—	—	—	—	(97,884)	(97,884)
Recoveries	31,023	37,609	126,958	26,109	45,776	42,090	309,565
Ending Balance	$2,219,458	$1,862,871	$4,858,457	$1,287,580	$607,356	$463,123	$11,298,845

	Nine Months Ended September 30, 2021
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,486,910	$2,264,414	$5,753,641	$1,112,952	$657,356	$567,623	$12,842,896
(Reversal of) Provision for Loan Losses	(324,719)	(541,877)	(1,149,539)	17,562	(149,620)	(121,807)	(2,270,000)
Charge-Offs	(21,460)	—	—	(7,499)	—	(81,394)	(110,353)
Recoveries	192,459	40,095	396,162	1,979	10,323	68,676	709,694
Ending Balance	$2,333,190	$1,762,632	$5,000,264	$1,124,994	$518,059	$433,098	$11,172,237

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan Losses and Loans Receivable Evaluated for Impairment
The tables below summarize the impaired loan balances evaluated individually and collectively for impairment within the allowance for loan losses and loans receivable balances at September 30, 2022 and December 31, 2021.

	Allowance For Loan Losses			Loans Receivable
September 30, 2022	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,219,458	$2,219,458	$115,874	$104,135,081	$104,250,955
Residential Real Estate	—	1,862,871	1,862,871	1,112,281	96,292,302	97,404,583
Commercial Real Estate	—	4,858,457	4,858,457	737,672	246,059,490	246,797,162
Commercial and Agricultural	—	1,287,580	1,287,580	31,446	31,469,756	31,501,202
Consumer HELOC	—	607,356	607,356	49,905	29,904,346	29,954,251
Other Consumer	—	463,123	463,123	—	23,095,584	23,095,584
Total	$—	$11,298,845	$11,298,845	$2,047,178	$530,956,559	$533,003,737

	Allowance For Loan Losses			Loans Receivable
December 31, 2021	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,401,196	$2,401,196	$19,133	$100,143,127	$100,162,260
Residential Real Estate	—	1,663,423	1,663,423	1,128,452	83,837,090	84,965,542
Commercial Real Estate	—	4,832,440	4,832,440	1,046,974	226,704,690	227,751,664
Commercial and Agricultural	—	1,241,828	1,241,828	31,446	44,657,945	44,689,391
Consumer HELOC	—	517,512	517,512	97,302	28,514,214	28,611,516
Other Consumer	—	430,765	430,765	—	21,449,809	21,449,809
Total	$—	$11,087,164	$11,087,164	$2,323,307	$505,306,875	$507,630,182

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

The following tables present information related to impaired loans by loan category at September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.

	September 30, 2022			December 31, 2021
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Construction Real Estate	$115,874	$115,874	$—	$19,133	$19,133	$—
Residential Real Estate	1,112,281	1,649,281	—	1,128,452	1,646,952	—
Commercial Real Estate	737,672	737,672	—	1,046,974	1,046,974	—
Commercial and Agricultural	31,446	926,446	—	31,446	926,446	—
Consumer HELOC	49,905	49,905	—	97,302	97,302	—
Other Consumer	—	—	—	—	—	—
Total	$2,047,178	$3,479,178	$—	$2,323,307	$3,736,807	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended September 30,
	2022		2021
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$116,495	$—	$27,396	$—
Residential Real Estate	1,121,686	—	1,224,991	496
Commercial Real Estate	743,998	—	1,068,681	6,887
Commercial and Agricultural	31,446	—	46,246	—
Consumer HELOC	50,725	—	152,775	—
Total	$2,064,350	$—	$2,520,089	$7,383

	Nine Months Ended September 30,
	2022		2021
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$117,881	$—	$33,530	$—
Residential Real Estate	1,144,363	—	1,317,557	3,149
Commercial Real Estate	756,394	—	1,086,104	11,914
Commercial and Agricultural	31,446	—	50,326	—
Consumer HELOC	52,643	—	156,049	—
Total	$2,102,727	$—	$2,643,566	$15,063

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

The Company had three TDRs with a combined balance of $394,000 included in impaired loans at September 30, 2022 compared to three TDRs with a combined balance of $694,000 at December 31, 2021. There were no loans restructured as TDRs during the nine months ended September 30, 2022 or the nine months ended September 30, 2021 and no TDRs were in default at those dates. The Company considers any loan 30 days or more past due to be in default. At September 30, 2022 and December 31, 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

to nonperforming loans requires the borrower to become current and then make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

NOTE 9 - DEPOSITS

Deposits outstanding as of September 30, 2022 and December 31, 2021 are summarized below by account type.

Deposit Account Type	September 30, 2022	December 31, 2021
Checking	$500,639,875	$495,467,035
Money Market	373,055,947	366,065,262
Savings	108,996,328	97,068,740
Certificates of Deposit	136,124,595	157,361,926
Total	$1,118,816,745	$1,115,962,963

The Company had $5.0 million in other brokered deposits, which are included in checking and money market deposits above, at September 30, 2022 and December 31, 2021. In addition, the Company had $6.0 million and $10.0 million in brokered time deposits, and $75,000 and $68,000, in overdrafts that were reclassified to loans at September 30, 2022 and December 31, 2021, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $28.2 million and $39.4 million at September 30, 2022 and December 31, 2021, respectively.

The amounts and scheduled maturities of all certificates of deposit at September 30, 2022 and December 31, 2021 are shown below.

	September 30, 2022	December 31, 2021
Within 1 Year	$101,104,486	$118,119,148
After 1 Year, Within 2 Years	20,604,464	26,189,318
After 2 Years, Within 3 Years	7,447,047	7,148,260
After 3 Years, Within 4 Years	3,189,396	2,815,491
After 4 Years, Within 5 Years	3,779,202	3,089,709
Total Certificates of Deposit	$136,124,595	$157,361,926

NOTE 10 - BORROWINGS

The Company had $38.8 million and $26.8 million in other borrowings at September 30, 2022 and December 31, 2021, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 0.35% at September 30, 2022 compared to 0.15% at December 31, 2021. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $53.5 million and $50.9 million at September 30, 2022 and $45.3 million and $45.2 million at December 31, 2021, respectively.

The Company had $1.0 million in outstanding borrowings from the "discount window" of the Federal Reserve Bank of Atlanta at September 30, 2022 compared to no outstanding borrowings at December 31, 2021. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At September 30, 2022 and December 31, 2021, the borrowing rate was 3.25% and 0.25%, respectively. At September 30, 2022, the Company had pledged as collateral for these borrowings investment and mortgage-backed securities with an amortized cost and fair value of $73.3 million and $70.4 million, respectively, compared to an amortized cost and fair value of $79.2 million and $82.6 million, respectively, at December 31, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 4.99% at September 30, 2022 compared to 1.90% at December 31, 2021. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

During the quarter ended September 30, 2022 the Company repurchased $1.0 million in principal of the 10-Year Notes, leaving an aggregate remaining principal balance of $16.5 million.

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
Based on its capital levels at September 30, 2022, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2022, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022	Dollars in Thousands
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$138,263	17.9%	$46,448	6.0%	$61,930	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	147,960	19.1%	61,930	8.0%	77,413	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	138,263	17.9%	34,836	4.5%	50,318	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	138,263	10.3%	53,607	4.0%	67,009	5.0%
December 31, 2021
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$123,783	17.4%	$42,701	6.0%	$56,934	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	132,706	18.6%	56,934	8.0%	71,168	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	123,783	17.4%	32,025	4.5%	46,259	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	123,783	9.9%	50,169	4.0%	62,711	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2022, the Bank’s conservation buffer was 11.1%.

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

Investment Securities AFS
Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2022, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO MBS and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Assets measured at fair value on a recurring basis were as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$63,221,349	$—	$—	$72,011,561	$—
SBA Bonds	—	107,456,359	—	—	139,793,077	—
Tax Exempt Municipal Bonds	—	41,711,954	—	—	49,984,355	—
Taxable Municipal Bonds	—	51,420,078	—	—	65,969,151	—
MBS	—	327,740,721	—	—	355,090,914	—
Total	$—	$591,550,461	$—	$—	$682,849,058	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,141,011	$—	$2,141,011
Collateral Dependent Impaired Loans (1)	—	—	2,047,178	2,047,178
Other Real Estate Owned	—	—	119,700	119,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$2,141,011	$3,263,492	$5,404,503

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$4,038,414	$—	$4,038,414
Collateral Dependent Impaired Loans (1)	—	—	2,323,307	2,323,307
Other Real Estate Owned	—	—	129,700	129,700
Land Held for Sale	—	—	1,529,691	1,529,691
Total	$—	$4,038,414	$3,982,698	$8,021,112
(1) Reported net of specific reserves. There were no specific reserves at September 30, 2022 and December 31, 2021.
There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2022 or December 31, 2021.
For Level 3 assets measured at fair value on a recurring or non-recurring basis at September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	September 30, 2022	December 31, 2021
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Impaired Loans	Appraised Value/ Discounted Cash Flows	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	8% - 13%	8% - 13%
Other Real Estate Owned	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	36%	30%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of September 30, 2022 or December 31, 2021.
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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2022 and December 31, 2021 presented in accordance with the applicable accounting guidance.

September 30, 2022	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$20,068	$20,068	$20,068	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	591,550	591,550	—	591,550	—
Investment Securities, Held to Maturity	137,969	131,616	—	131,616	—
Loans Receivable, Net	520,953	501,910	—	—	501,910
Loans Held for Sale	2,141	2,141	—	—	2,141
FHLB Stock	651	651	651	—	—
Land Held for Sale	1,097	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$982,692	$982,692	$982,692	$—	$—
Certificates of Deposits	136,125	132,569	—	132,569	—
Borrowings from FRB	1,000	1,000	1,000	—	—
Other Borrowed Money	38,809	38,809	38,809	—	—
Subordinated Debentures	29,000	27,049	—	27,049	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2021	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$27,623	$27,623	$27,623	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities, Available for Sale	682,849	682,849	—	682,849	—
Investment Securities, Held to Maturity	23,507	23,720	—	23,720	—
Loans Receivable, Net	495,458	503,986	—	—	503,986
Loans Held for Sale	4,038	4,038	—	—	4,038
FHLB Stock	586	586	586	—	—
Land Held for Sale	1,530	1,530	—	—	1,530
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$958,601	$958,601	$958,601	$—	$—
Certificates of Deposits	157,362	157,201	—	157,201	—
Other Borrowed Money	26,785	26,785	26,785	—	—
Subordinated Debentures	30,000	30,154	—	30,154	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—
At September 30, 2022, the Bank had $173.0 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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
In March 2020, the FASB issued guidance that applies to contracts, hedging relationships and other transactions (e.g., loans, debt securities, derivatives, borrowings) that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The guidance permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, updated guidance was issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this guidance to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this guidance have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan re-financings, restructurings, and write-offs. The amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
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
The following table presents the Company's non-interest income for the three and nine months ended September 30, 2022 and 2021. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-interest income:
Gain on Sale of Loans (1)	$287,081	$932,340	$1,511,905	$3,022,755
Service Fees on Deposit Accounts	279,909	251,440	809,287	702,548
Commissions From Insurance Agency (1)	235,506	187,657	620,779	468,083
Trust Income	363,830	359,035	1,084,249	1,005,517
BOLI Income (1)	150,999	155,000	457,202	485,000
ATM and Check Card Fee Income	687,773	615,568	2,109,173	1,811,216
Grant Income (1)	—	1,826,265	170,699	1,826,265
Other (1)	219,289	202,314	702,135	669,379
Total non-interest income	$2,224,387	$4,529,619	$7,465,429	$9,990,763
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 - LEASES
Effective January 1, 2019 the Company adopted ASC 842 “Leases.” Currently, the Company has operating leases on six of its branches that are accounted for under this standard. The Company entered into one of the six leases mentioned above on September 30, 2021 and recognized a right-of-use asset of $255,000 on that date. During the nine months ended September 30, 2022, the Company made cash payments in the amount of $380,000 for operating leases. The lease expense recognized during this period was $384,000 and the lease liability had a net decrease of $279,000. The weighted average lease term is 4.33 years and the weighted average discount rate used is 3.2%.

At September 30, 2022, maturities of operating lease liabilities for future periods were as follows:

Remainder of 2022	$126,564
2023	518,138
2024	522,147
2025	474,815
2026	363,428
Thereafter	155,996
Total undiscounted lease payments	2,161,088
Less: effect of discounting	(147,002)
Present value of estimated lease payments (lease liability)	$2,014,086

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

Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted, not higher than 2%, based on the lending growth criteria listed in the Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations. The Preferred Stock is reported on the Consolidated Balance Sheets as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP.

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
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the novel coronavirus disease 2019 (“COVID-19”) pandemic, including the possibility of new COVID-19 variants;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
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
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this document and in the Company's other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”).

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

Response to COVID-19

The Company maintains its commitment to supporting its community and clients during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its clients. As of September 30, 2022, all Bank branches were open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition at September 30, 2022 and December 31, 2021

Assets - Total assets increased $56.8 million to $1.4 billion at September 30, 2022 from $1.3 billion at December 31, 2021. This increase was primarily due to increases in investments held to maturity ("HTM") and cash and cash equivalents, which were partially offset by a decline investments available for sale ("AFS"). Changes in total assets are shown below.

			Increase (Decrease)
(Dollars in thousands)	September 30, 2022	December 31, 2021	$	%
Cash and Cash Equivalents	$20,068	$27,623	$(7,555)	(27.4)%
Certificates of Deposits with Other Banks	1,100	1,100	—	—
Investments AFS	591,550	682,849	(91,299)	(13.4)
Investments HTM	137,969	23,507	114,462	486.9
Loans Receivable, Net	523,094	499,497	23,597	4.7
Accrued Interest Receivable	4,493	3,752	741	19.7
OREO	120	130	(10)	(7.7)
Operating Lease ROU Assets	1,974	2,252	(278)	(12.3)
Land Held for Sale	1,097	1,530	(433)	(28.3)
Premises and Equipment, Net	27,424	25,237	2,187	8.7
FHLB Stock	651	586	65	11.1
BOLI	27,167	26,710	457	1.7
Goodwill	1,200	1,200	—	—
Other Assets	20,074	5,241	14,833	283.0
Total Assets	$1,357,981	$1,301,214	$56,767	4.4%

Cash and cash equivalents decreased $7.6 million or 27.4% to $20.1 million at September 30, 2022 compared to $27.6 million at December 31, 2021, as a result of the purchase of investments HTM and funding of loans. Investments AFS decreased $91.3 million or 13.4% to $591.6 million at September 30, 2022 from $682.8 million at December 31, 2021 as maturities and principal paydowns of investments AFS exceeded purchases during the nine months ended September 30, 2022. Additionally, investments AFS experienced a $46.7 million decrease in fair value during the nine months ended September 30, 2022. Investments HTM increased $114.5 million to $138.0 million at September 30, 2022 from $23.5 million at December 31, 2021. The increase is primarily the result of the Company's investment of Emergency Capital Investment Program (“ECIP”) proceeds. For additional details on the ECIP, see “Note 17 - Preferred Stock” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Loans receivable, net, including loans held for sale, increased $23.6 million or 4.7% to $523.1 million at September 30, 2022 from $499.5 million at December 31, 2021, primarily due to residential real estate, commercial real estate and construction real estate loans originated during the period. Loan balances in all loan categories increased during the nine months ended September 30, 2022 with the exception of the commercial and agricultural loan category, which decreased $13.2 million or 29.5% to $31.5 million at September 30, 2022 from $44.7 million at December 31, 2021. Commercial real estate loans increased $19.0 million or 8.4% to $246.8 million at September 30, 2022 from $227.8 million at December 31, 2021. Residential mortgage loans increased $12.4 million or 14.6% to $97.4 million at September 30, 2022 from $85.0 million at December 31, 2021. Construction real estate loans increased $4.1 million or 4.1% to $104.3 million at September 30, 2022 from $100.2 million at December 31, 2021. Consumer HELOC increased $1.3 million or 4.7% to $30.0 million at September 30, 2022 from $28.6 million at December 31, 2021. Other consumer loans increased $1.6 million or 7.7% to $23.1 million at September 30, 2022 from $21.4 million at December 31, 2021. Loans held for sale, decreased $1.9 million or 47.0% to $2.1 million at September 30, 2022 from $4.0 million at December 31, 2021.

Land held for sale decreased $433,000 during 2022 due to a write down in the value of the land based on a recent appraisal. Other assets increased $14.8 million or 283.0% to $20.1 million at September 30, 2022 from $5.2 million at December 31, 2021. The increase was primarily the result of a $14.9 million increase in net deferred taxes, which was related to increased unrealized losses in the investment portfolio at September 30, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liabilities

Deposit Accounts

Total deposits increased $2.9 million or 0.3% to $1.12 billion at September 30, 2022 from $1.12 billion at December 31, 2021. This growth was primarily due to increases in checking and savings accounts partially offset by a decline in higher cost certificates of deposits. The majority of the Bank’s deposits are originated within the Bank’s immediate market area. The Bank had $6.0 million and $10.0 million in brokered time deposits at September 30, 2022 and December 31, 2021, respectively. The Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in other brokered deposits at both September 30, 2022 and December 31, 2021. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $41.1 million or 35.6% to $156.6 million at September 30, 2022 from $115.5 million at December 31, 2021. The increase was primarily attributable to a $82.9 million issuance of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) during the second quarter of 2022 and year to date net income of $6.9 million. The increase was partially offset by a $46.7 million decrease in accumulated other comprehensive (loss) income, net of tax, combined with $2.1 million in dividends paid to common shareholders during the nine months ended September 30, 2022. The decrease in net accumulated other comprehensive income, net of tax, was related to the unrecognized loss in fair value of investments AFS during the nine months ended September 30, 2022 reflecting the increase in market interest rates during the year. For additional details on the issuance of the Preferred Stock pursuant to the ECIP, see “Note 17 - Preferred Stock” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarters Ended September 30, 2022 and 2021

Net Income
Net income decreased $1.4 million, or 30.5%, to $3.2 million or $0.99 per basic common share for the quarter ended September 30, 2022 compared to $4.6 million or $1.43 per basic common share for the quarter ended September 30, 2021. The decrease in net income was primarily due to no grant income received during the third quarter of 2022 compared to a $1.8 million grant received in the third quarter of 2021 combined with the $665,000 reversal of provision for loan losses in the quarter ended September 30, 2021 compared to no provision or reversal for loan losses for the quarter ended September 30, 2022. In addition, non-interest expense increased $229,000, partially offsetting a $1.3 million increase in net interest income for the quarter ended September 30, 2022 compared to the same quarter in 2021.
Net Interest Income
Net interest income increased $1.3 million, or 14.8%, to $10.1 million during the quarter ended September 30, 2022, compared to $8.8 million for the same quarter in 2021. During the quarter ended September 30, 2022, average interest-earning assets increased $194.0 million or 17.2% to $1.3 billion from $1.1 billion for the same quarter in 2021, while average interest-bearing liabilities increased $47.5 million or 5.5% to $914.1 million for the quarter ended September 30, 2022 from $866.6 million for the comparable quarter in 2021. The Company's net interest margin was 3.09% for the quarter ended September 30, 2022 compared to 3.16% for the comparable quarter in 2021. The Company's net interest spread on a tax equivalent basis was 2.93% for the quarter ended September 30, 2022 compared to 3.07% for the quarter ended September 30, 2021.
Loan yields in 2021 were impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA. Loan yields in 2022 were impacted favorably as a result of the rising interest rate environment. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (“Federal Reserve”) has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third quarter of 2022, to a range of 3.00% to 3.25% as of September 30, 2022. In November 2022, the FOMC increased the target range for the federal funds rate another 75 basis points to a range of 3.75% to 4.00%. We believe our net interest margin during the current year will continue to increase to reflect the lagging benefit of variable rate interest-earnings assets beginning to reprice higher and if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

Interest Income
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2022 and 2021. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	Quarter Ended September 30,						Change in Average Balance	Increase (Decrease) in Interest Income
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income	Yield(1)	Average Balance	Interest Income	Yield(1)
Loans Receivable, Net	$521,143	$6,306	4.84%	$505,191	$7,262	5.75%	$15,952	$(956)
Taxable Investments	741,358	4,550	2.45	570,578	2,191	1.54	170,780	2,359
Non-taxable Investments (2)	44,685	417	3.73	43,814	281	2.56	871	136
Deposits with other Banks	13,569	94	2.78	7,148	3	0.19	6,421	91
Total Interest-Earning Assets	$1,320,755	$11,367	3.44%	$1,126,731	$9,737	3.46%	$194,024	$1,630
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended September 30, 2022 and 2021. The tax equivalent adjustment relates to the tax exempt municipal bonds and was approximately $74,000 and $68,000 for the quarters ended September 30, 2022 and 2021, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Total tax equivalent interest income on average interest-earning assets increased $1.6 million to $11.4 million for the quarter ended September 30, 2022 compared to $9.7 million for the same period in 2021.

Interest income on loans decreased $956,000 or 13.2% to $6.3 million for the quarter ended September 30, 2022 from $7.3 million for the third quarter of 2021. The decrease in loan interest income was the result of a 91 basis point decrease in the average yield on loans receivable, primarily due to a decrease in deferred interest income on PPP loans recognized during the period. This decrease was partially offset by a $16.0 million increase in the average loan portfolio balance.

Interest income from taxable investments increased $2.4 million to $4.5 million during the quarter ended September 30, 2022 due to a $170.8 million increase in the average balance of these assets combined with a 91 basis point increase in the average yield. Tax equivalent interest income from non-taxable investments increased $136,000 to $417,000 during the quarter ended September 30, 2022 due to an increase in the average yield on non-taxable investments.

Interest income from deposits with other banks increased $91,000 during the quarter ended September 30, 2022 due to a $6.4 million increase in the average balance of these assets combined with a significant increase in the average yield earned on these assets. The increase in the average balance of these assets was primarily related to the $82.9 million in cash received during the second quarter of 2022 from the sale of the Preferred Stock mentioned above.

Interest Expense
The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2022 and 2021.

	Quarter Ended September 30,						Change in Average Balance	Increase (Decrease) in Interest Expense
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Cost(1)	Average Balance	Interest Expense	Cost(1)
Checking, Savings & Money Market Accounts	$700,322	$540	0.31%	$627,678	$191	0.12%	$72,644	$349
Certificates Accounts	139,841	136	0.39	165,084	185	0.45	(25,243)	(49)
FHLB Advances & Other Borrowed Money (2)	39,099	44	0.45	38,676	51	0.52	423	(6)
Junior Subordinated Debentures	5,155	50	3.87	5,155	24	1.86	—	26
Subordinated Debentures	29,652	389	5.25	30,000	394	5.25	(348)	(5)
Total Interest-Bearing Liabilities	$914,069	$1,159	0.51%	$866,593	$845	0.39%	$47,476	$315

(1) Annualized
(2) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Total interest expense increased $315,000 or 37.3% to $1.2 million for the quarter ended September 30, 2022 compared to $845,000 for the same quarter in 2021 due to an increase of 12 basis points in the average cost of interest bearing liabilities combined with a $47.5 million or 5.5% increase in the average balance of these liabilities.
Interest expense on deposits increased $300,000 to $676,000 for the quarter ended September 30, 2022 due to a $47.4 million increase in the average balance of interest bearing deposit accounts combined with a 13 basis point increase in the average cost of interest-bearing deposits during the third quarter of 2022 when compared to the same quarter in 2021. Interest expense on certificate accounts decreased $49,000 due to a decrease of $25.2 million in the average balance combined with a six basis point decrease in the average cost of certificate deposits during the third quarter of 2022, as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. Interest expense on all other interest-bearing deposits increased $349,000 during the quarter due to a $72.6 million increase in the average balance combined with a 19 basis point increase in the average cost. Interest expense on the junior subordinated debentures increased due to increased floating interest rates reflecting higher market interest rates.

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
The table below shows the changes in the allowance for loan losses for the quarters ended September 30, 2022 and 2021.

	Quarter Ended September 30,
(Dollars in thousands)	2022	2021
Beginning Balance	$11,198	$11,424
(Reversal of) Provision for Loan Losses	—	(665)
Charge-offs	(54)	(46)
Recoveries	155	459
Net Recoveries	$101	$413
Ending Allowance for Loan Losses Balance	$11,299	$11,172

At Period End:	9/30/2022	9/30/2021
Impaired Loans	$2,047	$2,484
Gross Loans Receivable, Held For Investment (1)	$532,252	$508,184
Total Loans Receivable, Net	$523,094	$500,601
Allowance For Loan Losses as a % of Impaired Loans	551.9%	449.8%
Allowance For Loan Losses as a % of Gross Loans Receivable (1)	2.1%	2.2%
(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES
The Company had net recoveries of $101,000 for the quarter ended September 30, 2022 compared to net recoveries of $413,000 for the third quarter of 2021. There was no provision for loan losses for the quarter ended September 30, 2022 compared to a negative provision of $665,000 for the third quarter of 2021 following significantly higher loan loss provisions during 2020 in response to the ongoing COVID-19 pandemic. The reversal of loan loss provisions during the three months ended September 30, 2021 was the result of a reduction in historical loss and qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of September 30, 2021. Non-performing assets improved to $2.8 million, or 0.21% of total assets, at September 30, 2022 from $3.1 million, or 0.25% of total assets, at September 30, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them. Management believes the allowance for loan losses is adequate based on its best estimates of the probable losses inherent in the loan portfolio, although there can be no guarantee these estimates will not be proven incorrect in the future. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process.  Because the allowance for loan losses is an estimate, there is no guarantee that actual loan losses will not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future. A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowed economic growth and any governmental or societal responses to the COVID-19 pandemic among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.
Non-Interest Income
Non-interest income decreased $2.3 million, or 50.9%, to $2.2 million for the quarter ended September 30, 2022 compared to $4.5 million for the quarter ended September 30, 2021. The decrease was primarily due to a $645,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases combined with a $1.8 million decrease in grant income. These decreases were partially offset by increases in all other non-interest income line items with the exception of BOLI income, which decreased $4,000 during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021. For additional details of the changes in non-interest income, see “Note 15 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense
Non-interest expense increased $229,000 or 2.8% to $8.3 million for the quarter ended September 30, 2022 compared to $8.0 million for the quarter ended September 30, 2021. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Compensation and Employee Benefits	$5,019,920	$4,757,937	$261,983	5.5%
Occupancy	703,310	641,555	61,755	9.6
Advertising	153,460	275,947	(122,487)	(44.4)
Depreciation and Maintenance of Equipment	751,739	781,217	(29,478)	(3.8)
FDIC Insurance Premiums	87,858	73,845	14,013	19.0
Net Cost of Operation of OREO	10,000	55,000	(45,000)	(81.8)
Consulting	179,318	182,684	(3,366)	(1.8)
Debit Card Expense	307,092	284,434	22,658	8.0
Telephone	97,204	100,113	(2,909)	(2.9)
Postage	59,654	16,469	43,185	262.2
General Insurance	76,566	77,731	(1,165)	(1.5)
Other	831,564	801,964	29,600	3.7
Total Non-Interest Expense	$8,277,685	$8,048,896	$228,789	2.8%
The increase in non-interest expense was primarily due to increases in compensation and employee benefits and occupancy expense during the third quarter of 2022, which were partially offset by a decrease in advertising expense.

Compensation and employee benefits increased $262,000 or 5.5% to $5.0 million for the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 due to general annual cost of living increases and an increase in the number of full time equivalent employees as a result of our newest branch added during the first quarter of 2022 and the overall growth of the Company. Occupancy expense and other non-interest expense also increased during the third quarter of 2022 due to increased operations and the addition of our newest branch located in Columbia, South Carolina.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Provision For Income Taxes
The provision for income taxes decreased $472,000 or 35.6% to $855,000 for the quarter ended September 30, 2022 from $1.3 million for the same period in 2021 due to lower net income before taxes in 2022. Pre-tax net income was $4.1 million for the quarter ended September 30, 2022 compared to $6.0 million for the third quarter of 2021. The Company’s combined federal and state effective income tax rate was 20.9% and 22.2% for the quarters ended September 30, 2022 and 2021, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net Income

Net income decreased $3.8 million or 35.4% to $6.9 million or $2.13 per common share for the nine months ended September 30, 2022 compared to $10.7 million or $3.30 per common share for the nine months ended September 30, 2021. The decrease in net income was primarily due to the reversal of $2.3 million in loan loss reserves during the nine months ended September 30, 2021 compared to no provision or reversal for loan losses recorded during the nine months ended September 30, 2022. A decrease in non-interest income and increase in non-interest expenses also contributed to lower net income during the nine months ended September 30, 2022 when compared to the same period last year.

Net Interest Income

Net interest income increased $2.0 million or 8.1% to $26.6 million for the nine months ended September 30, 2022 compared to $24.6 million for the same period last year. During the nine months ended September 30, 2022, average interest earning assets increased $164.5 million or 14.8% to $1.3 billion from $1.1 billion for the nine months ended September 30, 2021. Average interest-bearing liabilities also increased by $58.0 million or 6.7% to $927.7 million for the nine months ended September 30, 2022 from $869.7 million for the same period in 2021. The Company's net interest margin fell 18 basis points to 2.79% for the nine months ended September 30, 2022 compared to 2.97% for the nine months ended September 30, 2021. The net interest spread on a tax equivalent basis fell 20 basis points to 2.68% for the nine months ended September 30, 2022 from 2.88% for the comparable period in 2021.

Interest Income

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,						Change in Average Balance	Increase (Decrease) in Interest Income
	2022			2021
(Dollars in Thousands)	Average Balance	Interest Income	Yield(1)	Average Balance	Interest Income	Yield(1)
Loans Receivable, Net	$518,436	$18,608	4.79%	$508,693	$20,039	5.25%	$9,743	$(1,431)
Taxable Investments	696,283	9,720	1.86	556,001	6,409	1.54	140,282	3,310
Non-taxable Investments(2)	44,633	1,086	3.25	44,014	1,230	3.73	619	(144)
Deposits with other Banks	18,545	151	1.08	4,672	6	0.18	13,873	144
Total Interest-Earning Assets	$1,277,897	$29,565	3.08%	$1,113,380	$27,684	3.32%	$164,517	$1,879
    (1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 21% for the nine months ended September 30, 2022 and 2021. The tax equivalent adjustment relates to the tax exempt municipal bonds and was approximately $184,000 and $202,000 for the nine months ended September 30, 2022 and 2021, respectively.

Total tax equivalent interest income increased $1.9 million to $29.6 million during the nine months ended September 30, 2022 compared to $27.7 million during the nine months ended September 30, 2021, primarily due to an increase in interest income from taxable investments, which was partially offset by a decrease in interest income from loans. Total interest income on loans decreased $1.4 million or 7.1% to $18.6 million during the nine months ended September 30, 2022 from $20.0 million for the same period in 2021. The decrease was a result of a 46 basis point decrease in the average yield on loans receivable, which was primarily driven by the recognition of $3.3 million in fee income related to PPP loans during the nine months ended September 30, 2021. The decrease was partially offset by a $9.7 million or 1.9% increase in the average loan balance.

Interest income from taxable investment securities increased $3.3 million or 51.6% to $9.7 million for the nine months ended September 30, 2022 from $6.4 million for the same period in 2021. The increase was the result of a $140.3 million increase in the average balance of taxable investments, primarily HTM, combined with an increase of 32 basis points in the average yield earned on taxable investment securities. Tax equivalent interest income from non-taxable investment securities decreased $144,000 or 11.7% to $1.1 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest income from deposits with other banks increased $144,000 for the nine months ended September 30, 2022 due to a $13.9 million increase in the average balance of these assets, primarily due to the cash received for the sale of the Company's Preferred Stock, combined with an increase of 90 basis points in the average yield.

Interest Expense

The following table compares detailed average balances, cost of funds on an annualized basis, and the resulting changes in interest expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,						Change in Average Balance	Change in Interest Expense
	2022			2021
(Dollars in Thousands)	Average Balance	Interest Expense	Cost of Funds	Average Balance	Interest Expense	Cost of Funds
Checking, Savings & Money Market Accounts	$700,580	$998	0.19%	$598,496	$542	0.12%	$102,084	$456
Certificates Accounts	150,670	420	0.37	176,589	716	0.54	(25,919)	(296)
FHLB Advances & Other Borrowed Money (1)	41,374	91	0.29	59,429	389	0.87	(18,055)	(298)
Junior Subordinated Debentures	5,155	111	2.87	5,155	73	1.89	—	38
Subordinated Debentures	29,883	1,177	5.25	30,000	1,181	5.25	(117)	(4)
Total Interest-Bearing Liabilities	$927,662	$2,797	0.40%	$869,669	$2,901	0.44%	$57,993	$(104)

(1) Includes FHLB Advances, FRB Borrowings and Repurchase Agreements

Interest expense decreased $104,000 or 3.5% to $2.8 million during the nine months ended September 30, 2022 compared to $2.9 million for the same period in 2021. The decrease in total interest expense was attributable to a decrease of four basis points in the average cost of interest-bearing liabilities, which was partially offset by a $58.0 million or 6.7% increase in the average balance of these liabilities.

Interest expense on deposits increased $161,000 to $1.4 million for the nine months ended September 30, 2022 due to a $76.2 million increase in the average balance of interest bearing deposit accounts. Interest expense on certificate accounts decreased $296,000 due to a $25.9 million decrease in the average balance combined with a 17 basis point decrease in the average cost of certificate deposits during the first nine months of 2022, as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. Interest expense on all other interest-bearing deposits increased $457,000 during the nine months ended September 30, 2022 due to a $102.1 million increase in the average balance combined with a seven basis point increase in the average cost.

Interest expense on FHLB advances and other borrowed money decreased $298,000 or 76.5% to $91,000 from $389,000 due to a $18.1 million or 30.4% decrease in the average balance combined with a decline of 58 basis points in the average cost of these liabilities during the nine months ended September 30, 2022 when compared to the same period last year.

Provision for Loan Losses
There was no provision for loan losses recorded during the nine months ended September 30, 2022 compared to a reversal of provision expense of $2.3 million for the same period in 2021. The negative provision during 2021 resulted from a reduction in qualitative adjustment factors due to the improvement in the economic and business conditions at both the national and regional levels as of September 30, 2021 following significantly higher loan loss provisions during 2020 in response to the potential and unknown economic impact of the ongoing COVID-19 pandemic. For additional details related to the provision for loan losses and changes in the allowance for loan losses, see "Note 8 - Loans Receivable, Net” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income decreased $2.5 million or 25.3% to $7.5 million for the nine months ended September 30, 2022, compared to $10.0 million for the nine months ended September 30, 2021. The following table summarizes the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Gain on Sale of Loans	$1,511,905	$3,022,755	$(1,510,850)	(50.0)%
Service Fees on Deposit Accounts	809,287	702,548	106,739	15.2
Commissions From Insurance Agency	620,779	468,083	152,696	32.6
Trust Income	1,084,249	1,005,517	78,732	7.8
BOLI Income	457,202	485,000	(27,798)	(5.7)
ATM & Check Card Fee Income	2,109,173	1,811,216	297,957	16.5
Grant Income	170,699	1,826,265	(1,655,566)	100.0
Other	702,135	669,379	32,756	4.9
Total Non-Interest Income	$7,465,429	$9,990,763	$(2,525,334)	(25.3)%
The decrease in non-interest income was primarily attributable to a decreases in gain on sale of loans and grant income, which was partially offset by increases in every other non-interest income line item with the exception of BOLI income, which decreased $28,000 during the nine months ended September 30, 2022. Gain on sale of loans decreased $1.5 million or 50.0% to $1.5 million for the nine months ended September 30, 2022 compared to $3.0 million during the same period in 2021 as the dollar volume of loans sold decreased. Commissions from insurance subsidiary increased $153,000 to $621,000 during the nine months ended September 30, 2022 due to an increase in the number of insurance policies sold. ATM & Check Card Fee income increased $298,000 primarily due to an increase in debit card usage.
Non-Interest Expense
For the nine months ended September 30, 2022, non-interest expense increased $2.2 million or 9.5% to $25.3 million compared to $23.1 million for the same period in 2021. The table below summarizes the changes in the components of non-interest expense.

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Compensation and Employee Benefits	$14,981,146	$14,145,363	$835,783	5.9%
Occupancy	2,110,746	1,922,369	188,377	9.8
Advertising	693,389	671,186	22,203	3.3
Depreciation and Maintenance of Equipment	2,278,890	2,354,958	(76,068)	(3.2)
FDIC Insurance Premiums	284,083	215,181	68,902	32.0
Net Cost (Recovery) of Operation of OREO	10,000	(115,840)	125,840	(108.6)
Change in Value of Land HFS	433,077	—	433,077	100.0
Consulting	513,299	512,998	301	0.1
Debit Card Expense	917,225	859,357	57,868	6.7
Telephone	291,069	313,229	(22,160)	(7.1)
Postage	182,202	147,600	34,602	23.4
General Insurance	257,577	248,691	8,886	3.6
Other	2,348,375	1,829,544	518,831	28.4
Total Non-Interest Expense	$25,301,078	$23,104,636	$2,196,442	9.5%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Compensation and employee benefits expenses increased $836,000 or 5.9% to $15.0 million for the nine months ended September 30, 2022 compared to $14.1 million during the same period last year primarily due to annual cost of living increases and an increase in the number of full time equivalent employees as a result of our newest branch added during the first quarter of 2022 and the overall growth of the Company. Occupancy expense and advertising also increased due to the addition of our newest branch located in Columbia, South Carolina.
The Company had $10,000 in write-down expenses on OREO properties during the nine months ended September 30, 2022 compared to a net recovery of $116,000 during the nine months ended September 30, 2021. This line item includes all income and expenses associated with OREO, including gain or loss on sales and write-downs in value during each period.

Land held for sale decreased $433,000 during 2022 due to a write down in the value of the land based on a recent appraisal. Other non-interest expense increased $519,000 or 28.4% to $2.3 million for the nine months ended September 30, 2022 compared to $1.8 million during the nine months ended September 30, 2021 due to increased operations and the opening of our newest branch in 2022.

Provision For Income Taxes
The provision for income taxes decreased $1.2 million or 39.6% to $1.8 million for the nine months ended September 30, 2022 from $3.0 million for the same period in 2021 primarily due to higher pre-tax income in 2021. Income before taxes was $8.7 million and $13.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s combined federal and state effective income tax rate was 20.7% for the nine months ended September 30, 2022 compared to 21.8% for the same period in 2021.

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
The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FHLB and FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments. The Bank had $173.0 million in unused commitments to extend credit and standby letters of credit at September 30, 2022.
During the nine months ended September 30, 2022, loan disbursements exceeded loan repayments resulting in a $23.6 million or 4.7% increase in total net loans receivable. Also during the nine months ended September 30, 2022, deposits increased $2.9 million or 0.3%. The Bank had no outstanding FHLB advances at September 30, 2022 with $401.7 million in additional borrowing capacity at the FHLB at that date. The Bank had $1.0 million of outstanding borrowings from the discount window facility at the FRB at September 30, 2022, which was collateralized by investments AFS with a fair market value of $70.4 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As discussed above, on May 24, 2022, the Company sold $89.4 million of Preferred Stock to the U.S. Department of Treasury pursuant to the ECIP.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $94.5 million. In addition to its operating expenses, the Company is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $390,000 based on the number of outstanding shares at September 30, 2022.
At September 30, 2022, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 17.86%, 10.32%, 17.86%, and 19.11%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2022 the Bank’s conservation buffer was 11.1%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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
For the nine months ended September 30, 2022, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.68%.

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2022 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)    Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Loss; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
    SECURITY FEDERAL CORPORATION

Date:	November 14, 2022	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 14, 2022	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative