Form 10-K
period 2022-12-31
SECURITY FEDERAL CORP
filed 2023-03-24
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of March 24, 2023, there were issued and outstanding 3,253,210 shares of the registrant's Common Stock, which is traded on the OTC Pink Open Market under the symbol “SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2022, was $50,198,148.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 2022 (the "Annual Report") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K for the Year Ended December 31, 2022 ("Form 10-K") where indicated.
2.Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Form 10-K, including information incorporated by reference herein, contains, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:
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
•the transition away from London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax laws, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19;
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
i

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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described elsewhere in this Form 10-K.

These developments could have an adverse impact on our financial condition and results of operations.

Any of the forward-looking statements that we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition and consolidated results of operations, liquidity and stock price performance.

As used throughout this report, the terms "we," "our," or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the Securities and Exchange Commission's ("SEC") website (www.sec.gov) for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Other than an investor’s own internet access charges, these filings are available free of charge at the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Form 10-K.

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
At December 31, 2022, the Company had assets of $1.4 billion, deposits of $1.1 billion and shareholders' equity of $160.2 million. The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank
Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 18 branch offices in Aiken, Lexington, Richland and Saluda counties in South Carolina and Columbia and Richmond counties in Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. The Bank will open its 19th branch office, in Augusta, Georgia in 2023.

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

On May 24, 2022, the Company entered into a Letter Agreement (“Agreement”) with the Treasury under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage CDFIs and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, by providing direct and indirect capital investments in CDFIs. Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted, not higher than 2%, based on the lending growth criteria listed in the Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.

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
Security Federal has two active wholly owned subsidiaries: Security Federal Investments, Inc. ("SFINV") and Security Federal Insurance, Inc. (“SFINS”).  SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business, and home insurance.  Effective April 30, 2022, Collier Jennings Financial Corporation, a wholly owned subsidiary of SFINS, and its subsidiaries, Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. ("SFPPP") and its wholly owned premium finance subsidiary were dissolved. SFPPP’s ownership interests in four other premium finance subsidiaries were disposed of at an immaterial gain. Additionally, effective April 30, 2022, previously inactive SFSC was dissolved.

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

Loan Portfolio Composition

Loans receivable, net, including loans held for sale, increased to $549.9 million at December 31, 2022 from $499.5 million at December 31, 2021 primarily due to increases in real estate and consumer loans. For a detailed breakdown of the composition of our loan portfolio, see "Note 4 - Loans Receivable, Net" of the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following schedule illustrates the maturities of Security Federal's loan portfolio, excluding loans held for sale, at December 31, 2022.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(In Thousands)
Construction Real Estate	$47,918	$57,275	$6,808	$793	$112,794
Residential Real Estate	5,931	45,564	13,364	45,198	110,057
Commercial Real Estate	26,168	160,470	55,815	9,701	252,154
Commercial and Agricultural	7,670	12,131	10,846	—	30,647
Consumer HELOC	2,465	2,670	7,535	19,067	31,737
Other Consumer	5,444	13,241	4,913	—	23,598
Total	$95,596	$291,351	$99,281	$74,759	$560,987

The following table sets forth the amount of total loans due after December 31, 2023, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Construction Real Estate	$16,037	$48,838	$64,875
Residential Real Estate	43,923	60,203	104,126
Commercial Real Estate	187,615	38,371	225,986
Commercial and Agricultural	21,038	1,940	22,978
Consumer HELOC	145	29,127	29,272
Other Consumer	18,154	1	18,155
Total	$286,912	$178,480	$465,392

Loan Originations/ Renewals, Purchases and Sales
In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan origination points are a percentage of the principal amount of the loan which are charged to the borrower for the creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial and agricultural loans.
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
Secondary market sales are made to other banks or institutional investors.  Generally, all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2022, Security Federal sold $48.5 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2022, the Bank had $913,000 of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.
Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2022, the Bank's legal lending limit under this restriction was $22.9 million.  At that date, the Bank's largest loan relationship to a single borrower was $15.6 million, comprised of three loans for commercial real estate properties and one construction loan. These loans were performing in accordance with their repayment terms at December 31, 2022.
South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $15.3 million at December 31, 2022, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2022, the Board approved the increased loan limits mentioned above.
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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2022, the Bank had $1.0 million in outstanding commitments on mortgage loans not yet closed compared to $3.3 million at December 31, 2021. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $173.3 million at December 31, 2022.  For a more detailed discussion, see "Note 19 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Residential and Construction Real Estate Lending
At December 31, 2022 the Bank had $110.1 million or 19.6% of the Bank's total outstanding loan portfolio in residential real estate loans. These loans have adjustable or fixed rates and include permanent one- to four-family and multi-family residential mortgage loans.
Security Federal offers a variety of ARMs with adjustable rates of interest which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. The Bank sells the majority of its longer term fixed rate mortgage loans at origination.
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
Construction real estate loans include commercial lots and one- to four-family construction loans, which are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2022, construction real estate loans totaled $112.8 million, or 20.1%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The borrower pays interest on the loan during the one year construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate
The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, and single family speculative dwellings. At December 31, 2022, the Bank had $252.2 million, or 44.9% of its total loan portfolio, in commercial real estate loans.
Loans secured by commercial real estate are typically written for amortization terms of 10 to 20 years and are originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis. Since 2009, the Bank has instituted floors of typically 4% to 6% on newly originated adjustable rate commercial real estate loans. If ceilings are used, the loan will typically require a balloon payment in 60 months or less. Fixed rate loans on commercial real estate usually require a balloon payment in 36 to 60 months.
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
Commercial and Agricultural Business Loans (Non Real Estate)
The commercial and agricultural business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2022, the Bank had $30.6 million, or 5.5% of its total loan portfolio, in commercial and agricultural business loans.

Commercial and agricultural business loans are typically originated on terms of three to 60 months and with adjustable or fixed interest rate terms. Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis. Since 2009, the Bank has instituted floors of typically 4% to 6% on newly originated adjustable rate commercial and agricultural business loans. If ceilings are used, the loan will typically require a balloon payment in 60 months or less. Fixed rate commercial and agricultural business loans are generally amortizing in five years or less.
Commercial and agricultural business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with lending that is secured by real estate. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial and agricultural business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other conditions. Accordingly, the repayment of a commercial and agricultural business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. The Bank seeks to minimize these risks by strictly scrutinizing the borrower's current financial condition, ability to pay, past earnings and payment history.  In addition, the current financial condition and payment history of all principals are reviewed.  Typically, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank.  Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.
HELOC and Consumer Loans
The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also offers home equity lines of credit (HELOC).  HELOCs are open end lines of credit, secured by mortgage liens on the borrower's principal or second residence, where the borrowers pay a minimum of interest only monthly on drawn lines. The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.
In 2012, the Bank instituted interest rate floors, which currently range from 3.00% to 6.00%, on new home equity line originations and a maximum loan-to-value ratio of 80%. The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2022, the Bank had $31.7 million, or 5.7% of its loan portfolio, in outstanding HELOC loans.
The Bank's underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. At December 31, 2022, the Bank had $23.6 million, or 4.2% of its loan portfolio, in consumer loans.
Credit cards and personal lines of credit are also included in consumer loans.  As of December 31, 2022, the Bank had issued approved credit card lines of $13.8 million, of which $3.2 million was outstanding on that date.

Loan Delinquencies and Defaults

The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  The Bank’s non-accrual loans were $6.3 million at December 31, 2022 compared to $2.7 million at December 31, 2021. For a more detailed discussion of our non-accrual loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 - Loans Receivable, Net" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” respectively, of this Form 10-K.
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
The Company uses a risk-based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. For a more detailed discussion of our credit quality measures, see "Note 4- Loans Receivable, Net - Credit Quality Indicators" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2022, $9.2 million of the total loan balance was classified "substandard" compared to $6.9 million at December 31, 2021. At December 31, 2022, $7.1 million of the total loan balance was designated as "special mention" compared to $15.1 million at December 31, 2021. At December 31, 2022, $105.4 million of the total loan balance was designated as “caution” compared to $89.2 million at December 31, 2021. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2022 and 2021.

Troubled Debt Restructurings ("TDRs")
The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating. Not all loan modifications are TDRs. The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. For a more detailed discussion of our TDRs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition - Non-Performing Assets" and "Note 4- Loans Receivable, Net -Troubled Debt Restructurings and Loan Modifications" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” respectively, of this Form 10-K.
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
For a breakdown of the activity within the allowance for loan losses by loan category for the years ended December 31, 2022 and 2021, see "Note 4- Loans Receivable, Net - Allowance for Loan Losses" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table summarizes annual net (recoveries) charge-offs as a percentage of average loans outstanding in each loan category for the years indicated.

	Year Ended December 31,
	2022			2021
(Dollars in Thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio	Net Charge-offs (Recoveries)	Average Loans	Ratio
Construction	$(35)	$104,516	(0.03)%	$(188)	$82,816	(0.23)%
Residential Mortgage	(46)	94,075	(0.05)	(65)	85,008	(0.08)
Commercial Real Estate:	(132)	243,104	(0.05)	(420)	219,548	(0.19)
Other Commercial and Agricultural Loans	62	31,338	0.20	4	67,883	0.01
HELOC	(52)	29,652	(0.18)	(15)	28,059	(0.05)
Other Consumer	112	23,563	0.48	36	22,588	0.16
Total	$(91)	$526,248	(0.02)%	$(648)	$505,902	(0.13)%

Subsidiaries
At December 31, 2022, the Company had two subsidiaries, Security Federal, its wholly owned operating bank subsidiary, and Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust. Under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.

At December 31, 2022, Security Federal had two subsidiaries, SFINV and SFINS. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business and home insurance. Security Federal's net investment in its subsidiaries totaled $17.1 million at December 31, 2022.

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

At December 31, 2022, our investment portfolio totaled $717.6 million. Security Federal has a portfolio of available for sale ("AFS") and held to maturity ("HTM") investments, the majority of which are mortgage-backed securities ("MBS"). MBS can serve as collateral for borrowings and, through repayments, as a source of liquidity. MBS investments do not have a fixed maturity date. Under the Bank's risk-based capital requirement, MBS have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk-based assets for regulatory capital purposes. Student Loan Pools are typically 97% guaranteed by the U.S. government. The FHLB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government. AFS investments are carried at fair value.

HTM investments are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income. At December 31, 2022, these securities had a combined book value of $167.4 million and an average book yield of 4.22%, which was calculated by multiplying the carrying value of each HTM investment by its yield and dividing the sum of these results by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM investment securities by contractual maturity at December 31, 2022.  Since MBS investments do not have fixed maturity dates, they are disclosed separately.

	Carrying Value	Average Book Yield
HTM Investments:
Due in less than one year	—	—%
Due in one year to five years	36,463,713	3.21
Due in five to ten years	3,521,293	4.39
Due in ten years or more	16,387,997	6.04
MBS	111,064,613	4.28
Total HTM Investments	167,437,616	4.22%

For more detailed information regarding the Bank's securities portfolios, see "Note 2 - Investments, Available for Sale" and "Note 3 - Investments, Held to Maturity" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Sources of Funds
Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Deposits
The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts. The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels. At December 31, 2022 deposits totaled $1.1 billion. At that date, approximately $30.3 million of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table includes deposit accounts and associated weighted average interest rates for each category of deposit at the dates indicated.

	Year Ended December 31,
	2022			2021
	Average Balance	% of Total	Weighted Avg Rate	Average Balance	% of Total	Weighted Avg Rate
(Dollars in thousands)
Interest bearing checking	$114,065	10%	0.60%	$97,466	10%	0.23%
Savings and money market	589,849	53%	0.27%	518,632	52%	0.11%
Certificates of deposit	143,619	13%	0.42%	172,995	17%	0.51%
Total interest bearing deposits	847,533	76%	0.34%	789,093	79%	0.21%
Non-interest checking	267,246	24%		208,822	21%
Total Deposits	$1,114,779	100%		$997,915	100%

For additional information regarding our deposits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 9 - Deposits" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” respectively, of this Form 10-K.

Borrowings
At December 31, 2022, the Bank had $44.1 million in borrowings from the "discount window" of the Federal Reserve Bank of Atlanta. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At December 31, 2022, the borrowing rate was 4.50%.
As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2022, the Bank had no outstanding advances from the FHLB of Atlanta.
At December 31, 2022, the Bank had $27.6 million in other borrowings consisting of retail repurchase agreements with an average rate of 0.75%.

For additional information regarding our borrowings, see "Note 10 - FHLB Advances and FRB Borrowings" and “Note 11 - Other Borrowings” in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. See also, "Regulation - Regulation of the Bank - Federal Home Loan Bank System" in this Form 10-K.

At December 31, 2022, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 6.47% at December 31, 2022.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See "Note 12 - Junior Subordinated Debentures" of the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

On November 22, 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”). The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes.  The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2024 and November 22, 2029, respectively. See "Note 14 – Subordinated Debentures" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Competition
The Bank serves the counties of Aiken, Lexington, Richland and Saluda, South Carolina, and the counties of Columbia and Richmond, Georgia through its 18 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Ridge Spring, Wagener, and West Columbia, South Carolina, and Augusta and Evans, Georgia.
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

Human Capital
We continually strive to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth coupled with an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in the company's long-term success.
At December 31, 2022, the Company employed 258 (247 full-time and 11 part-time) employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2022, our workforce was 72% female and 28% male, and women held 64% of the Bank’s management roles. The ethnicity of our workforce was 76% White, 17% Black, 3% Asian, 3% Hispanic or Latino, 1% Indian and less than 1% Two or More Races.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2022, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	3.8%	3.2%	8.1%
Mid-level officers and managers	22.7%	15.9%	21.3%
Professionals	19.5%	22.2%	24.0%
Sales	1.6%	—%	1.6%
Administrative support	52.4%	58.7%	45.0%
Total	100.0%	100.0%	100.0%
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

Executive Officers
The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2022.

	Age at December 31,	Position
Name	2022	Company	Bank
J. Chris Verenes	66	Chief Executive Officer	Chief Executive Officer Chairman of the Board
Roy G. Lindburg	62	President	—
Philip R. Wahl	59	—	President
Darrell Rains	66	Chief Financial Officer	Chief Financial Officer

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:

J. Chris Verenes is Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since January 1, 2012 and January 1, 2011, respectively.  Prior to that, he served as President of the Bank since 2004.  Before joining the Bank, Mr. Verenes held a variety of management positions with Washington Group International, from 1996 to 2004.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

Roy G. Lindburg was appointed President of the Company in June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995. Mr. Lindburg was named Executive Vice President and appointed to the Company's and the Bank's Boards of Directors in 2005. Prior to joining Security Federal, Mr. Lindburg was employed by Keokuk Bancshares/First Community Bank in Keokuk, Iowa from 1986 to 1994. Mr. Lindburg is a Certified Public Accountant.

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

Federal Deposit Insurance Corporation
The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2022, the Bank paid $375,000 in FDIC premiums.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2022, total base assessment rates ranged from 3 to 30 basis points subject to certain adjustments.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC Board. A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future.
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

At December 31, 2022, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and "Note 16 - Regulatory Matters" in the Notes to Consolidated Financial Statements included in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The FASB has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see "Note 1- Significant Accounting Policies-Recently Issued or Adopted Accounting Standards" in the Notes to Consolidated Financial Statements included in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Federal Home Loan Bank System
The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2022, the Bank had no outstanding advances from the FHLB of Atlanta under an available credit facility of $388.3 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."
As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2022, the Bank had $650,600 in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB of Atlanta stock. These dividend yields have averaged 4.88% for the year ended December 31, 2022; 3.69% for the year ended December 31, 2021 and 4.40% for the year ended December 31, 2020.
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
Federal Reserve System
The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2022, the Bank was in compliance with the reserve requirements in place at that time.
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
Environmental Issues Associated with Real Estate Lending
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

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
Capital Requirements
As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2022, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see "Note 16 - Regulatory Matters" of the Notes to Consolidated Financial Statements included in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
The Company may carryforward net operating losses indefinitely. As of December 31, 2022, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was $4,084.
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
The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2021.  For additional information regarding income taxes, see "Note 15 - Income Taxes" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

State Taxation
South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see "Note 15 - Income Taxes" in the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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
Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists primarily of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia and Richmond Counties in Georgia. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.
A deterioration in economic conditions in the market areas we serve, as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a materially adverse effect on our business, financial condition, or results of operations:
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

External economic factors, such as changes in monetary policy and inflation, may have an adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.09% of total loans outstanding (excluding loans held for sale) at December 31, 2022.
For additional information concerning our allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021 - Provision for Loan Losses” contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Form 10-K.
Effective January 1, 2023, the Bank adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, also known as CECL. CECL replaces the incurred loss impairment framework in current GAAP. Adoption of this guidance resulted in a $2.0 million increase in the allowance for credit losses, comprised of increases in the allowance for loan losses of $800,000 and the reserve for unfunded commitments of $1.2 million. The cumulative effect adjustment to retained earnings was $1.6 million, net of tax. For additional information on CECL, see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies – Recently Issued or Adopted Accounting Standards” of the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
At December 31, 2022, our non-performing assets (which consist of non-accrual loans and OREO) were $6.4 million, or 0.46% of total assets. Our non-performing assets adversely affect our net income in various ways:
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

Our level of commercial real estate loans may expose us to increased lending risks.
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2022, we had $252.2 million of commercial real estate loans, representing 44.9% of our total loan portfolio. Commercial real estate loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.
A secondary market for most types of commercial real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one‑to‑four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our construction real estate loans are based upon estimates of costs and the value of the completed project.
We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.

Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
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
Construction acquisition and development (A&D) loans pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing A&D loans at December 31, 2022. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.
Repayment of our commercial and agricultural business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At December 31, 2022, $30.6 million or 5.5% of our total loans were commercial and agricultural business loans. These loans involve risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial and agricultural business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial and agricultural business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial and agricultural business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2022, we did not incur any other-than-temporary impairments on our securities portfolio.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.
As with most financial institutions, our earnings and cash flows are largely dependent upon our net interest income. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected during 2023. If the FOMC further increases the targeted federal funds rate, interest rates will likely continue to rise, which will positively impact our net interest income but may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy.
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

Changes in interest rates also affect the value of our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At December 31, 2022, we had an accumulated other comprehensive loss of $40.8 million, which is reflected as a reduction to stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” included in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE"), or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.
Our mortgage banking operations provide a portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans underwritten pursuant to programs currently offered by Freddie Mac and Fannie Mae. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
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

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.
The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to the allowance for credit losses on loans, securities and unfunded commitments; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; income taxes, including tax provisions and realization of deferred tax assets; and the fair value of assets and liabilities. Because of the uncertainty of estimates involved in these matters, the Company may be required, among other things, to significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in the Annual Report and incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
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
Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
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

Risks Related to Our Business and Industry Generally

We will be required to transition from the use of LIBOR in the future.
We have certain loans, investment securities, subordinated debentures and trust preferred securities indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month U. S. Dollar (“USD”) LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of and the return on our loans and our investment securities, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where Security Federal conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, J. Chris Verenes, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Ineffective liquidity management could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and investments or other sources could have a substantial negative effect on our liquidity. Our primary sources of liquidity are increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond ("FRB") and other borrowings to fund our operations. Historically, we have been able to replace maturing deposits and advances if desired; however, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these have historically been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2022, $120.4 million of our deposits were public funds.

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance (“ESG”) practices, including those relating to sustainability, it may have an adverse effect on our reputation and results of operation.
Our reputation may also be negatively impacted by our diversity, equity and inclusion (“DEI”) efforts if they fall short of expectations. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG and DEI matters. These ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. Furthermore, increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2022, the Company had $28.8 million in unrestricted cash to support dividend and debt payments.

Item 1B. Unresolved Staff Comments
None.

Item 2.  Properties
At December 31, 2022, the Company owned the buildings and land for 11 of its branch offices and the operations center; leased the land and owned the improvements thereon for one of its offices; and leased five of the remaining six offices, including its main office.  The remaining branch, located in Ridge Spring, is owned by the Town of Ridge Spring; however, Security Federal has made some capital improvements to the building.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2022.  The five properties consist of (i) two lots originally purchased for future branch sites located in Aiken County and Richland County, South Carolina, which are currently for sale and recorded as land held for sale at December 31, 2022, (ii) another lot in Aiken County, South Carolina that was originally purchased to be used for a new Operations Center, which is also currently for sale and included in land held for sale at December 31, 2022, (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office that is currently leased at December 31, 2022, and (iv) a property consisting of land and a building located in Augusta, Georgia, which will be a future branch opening in 2023. The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See "Note 5 - Premises and Equipment, Net and Leases" of the Notes to Consolidated Financial Statements contained in the Annual Report and incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. The Company’s stock is traded on the OTC Pink Open Market under the symbol “SFDL.OB.” As of March 24, 2023, the Company had approximately 291 shareholders of record, not including shares held in street name, and 3,253,210 outstanding shares of common stock.
Our Board of Directors has declared quarterly cash dividends on our common stock for 125 consecutive quarters. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the quarter ended December 31, 2022, and did not have an authorized stock repurchase program in place as of or during the year ended December 31, 2022.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P Regional Bank Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2017.

Total Return Performance

250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Security Federal Corporation
NASDAQ Composite
S&P 600 Regional Banks Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Security Federal Corporation	$100.00	$91.23	$114.13	$85.24	$107.36	$87.51
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
S&P 600 Regional Banks	$100.00	$90.15	$108.69	$95.59	$129.76	$119.53
Source: S&P Global Market Intelligence

Item 6. Selected Financial Data
[Reserved]

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

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2022 and 2021*
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021*
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2022 and 2021*
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2022 and 2021*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021*
Notes to Consolidated Financial Statements*

* Contained in the Annual Report filed as an exhibit to this Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2022 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2022, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2022 is effective.

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
This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Form 10-K.
(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors. The information contained under the section captioned "Proposal 1 - Election of Directors" in the 2023 Proxy Statement is incorporated herein by reference.
Executive Officers. For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1.  Business -  Executive Officers."

Nominating Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Audit Committee and Audit Committee Financial Expert. The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Thomas, Simmons and Cummins. Directors Moore, Alexander, Clyburn and Thomas are independent, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, LLC.  Although Security Federal’s common stock is not listed on Nasdaq, it has chosen to apply Nasdaq’s definition of independence, as permitted by the SEC. The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC; however, the Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.
Code of Ethics.  The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees.  The Code is applicable to the Company's principal executive officer and senior financial officers.  The Company has posted its Code of Ethics on its website www.securityfederalbank.com.

Item 11. Executive Compensation
The information contained in the section captioned "Executive Compensation" in the 2023 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Security Ownership of Certain Beneficial Owners. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2023 Proxy Statement is incorporated herein by reference.
(b)Security Ownership of Management. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2023 Proxy Statement is incorporated herein by reference.

(c)    Changes in Control. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
(d)    Equity Compensation Plan Information. There were no securities remaining to be granted or issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Related Party Transactions" in the 2023 Proxy Statement is incorporated herein by reference.
Director Independence.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information contained under the section captioned "Independent Registered Public Accounting Firm" in the 2023 Proxy Statement is incorporated herein by reference.

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
3.    Exhibit Index:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Description of Capital Stock of Security Federal Corporation
10.1	Form of 2006 Salary Continuation Agreement (4)
10.2	Form of Security Federal Split Dollar Agreement (4)
10.3	2018 Employee Stock Purchase Plan (5)
10.4
Letter Agreement, Dated May 24, 2022 between Security Federal Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (6)

13	Annual Report to Shareholders
14	Code of Ethics (7)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
__________
(1)Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 16, 2015.
(3)Filed on August 12, 1987 as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(5)Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(6)Filed on June 8, 2022, as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2022 and incorporated herein by reference.
(7)The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 24, 2023	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 24, 2023
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 24, 2023
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 24, 2023
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 24, 2023
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 24, 2023
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 24, 2023
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 24, 2023
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 24, 2023
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 24, 2023
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 24, 2023
Thomas L. Moore
Director

By:	/s/William Clyburn	March 24, 2023
William Clyburn
Director

By:		______ __, 2023
Harry O. Weeks, Jr.
Director