Form 10-Q
period 2023-03-31
SECURITY FEDERAL CORP
filed 2023-05-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [ X ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 12, 2023	3,253,210

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$24,719,440	$28,502,364
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	541,070,073	550,148,284
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $175,852,725 and $161,463,573 at March 31, 2023 and December 31, 2022, Respectively)	180,178,508	167,437,616
Total Investments	721,248,581	717,585,900
Loans Receivable, Net:
Held For Sale	240,841	913,258
Held For Investment (Net of Allowance for Credit Losses of $12,126,810 and $11,177,753 at March 31, 2023 and December 31, 2022, Respectively)	574,189,709	549,003,912
Total Loans Receivable, Net	574,430,550	549,917,170
Accrued Interest Receivable:
Loans	1,531,288	1,462,039
Investments	3,828,399	3,348,635
Total Accrued Interest Receivable	5,359,687	4,810,674
Operating Lease Right-of-Use ("ROU") Assets	1,747,944	1,860,997
Land Held for Sale	1,096,614	1,096,614
Premises and Equipment, Net	28,674,858	27,959,793
Federal Home Loan Bank ("FHLB") Stock, at Cost	658,600	650,600
Other Real Estate Owned ("OREO")	119,700	119,700
Bank Owned Life Insurance ("BOLI")	27,468,302	27,318,098
Goodwill	1,199,754	1,199,754
Other Assets	18,269,716	19,244,454
Total Assets	$1,406,093,791	$1,381,366,163
LIABILITIES:
Deposit Accounts	$1,108,673,509	$1,110,085,296
Borrowings from Federal Reserve Bank ("FRB")	61,375,000	44,080,000
Other Borrowings	27,817,803	27,588,147
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	26,500,000	26,500,000
Operating Lease Liabilities	1,793,589	1,904,285
Other Liabilities	8,286,135	5,819,807
Total Liabilities	$1,239,601,036	$1,221,132,535
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at March 31, 2023 and December 31, 2022	$82,949,000	$82,949,000
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,454,143 and 3,453,817 Shares Issued and 3,253,210 and 3,252,884 Shares Outstanding at March 31, 2023 and December 31, 2022, Respectively	34,541	34,538
Additional Paid-In Capital ("APIC")	18,238,598	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Loss ("AOCI")	(35,200,845)	(40,778,646)
Retained Earnings	104,802,173	104,129,261
Total Shareholders' Equity	$166,492,755	$160,233,628
Total Liabilities and Shareholders' Equity	$1,406,093,791	$1,381,366,163
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest Income:
Loans	$7,410,163	$6,096,686
Investments	6,773,482	2,600,958
Other	34,432	2,216
Total Interest Income	14,218,077	8,699,860
Interest Expense:
Deposits	2,915,268	345,067
FHLB Advances and Other Borrowed Money	627,782	29,783
Subordinated Debentures	347,813	393,750
Junior Subordinated Debentures	83,606	26,039
Total Interest Expense	3,974,469	794,639
Net Interest Income	10,243,608	7,905,221
Provision for Credit Losses	—	—
Net Interest Income After Provision for Credit Losses	10,243,608	7,905,221
Non-Interest Income:
Gain on Sale of Loans	193,881	713,893
Service Fees on Deposit Accounts	269,613	257,491
Commissions From Insurance Agency	162,799	139,504
Trust Income	382,208	364,746
BOLI Income	150,204	157,241
ATM and Check Card Fee Income	802,022	717,267
Other	239,650	253,182
Total Non-Interest Income	2,200,377	2,603,324
Non-Interest Expense:
Compensation and Employee Benefits	5,240,796	5,056,620
Occupancy	806,434	712,786
Advertising	244,595	260,333
Depreciation and Maintenance of Equipment	620,156	720,661
FDIC Insurance Premiums	90,306	112,042
Writedown of Land Held for Sale	—	339,344
Consulting	213,335	164,750
Debit Card Expenses	336,646	283,789
Data Processing	280,036	67,052
Other	1,198,284	877,467
Total Non-Interest Expense	9,030,588	8,594,844
Income Before Income Taxes	3,413,397	1,913,701
Provision for Income Taxes	739,297	364,670
Net Income	2,674,100	1,549,031
Net Income Per Common Share (Basic)	$0.82	$0.48
Cash Dividend Per Share on Common Stock	$0.13	$0.12
Weighted Average Shares Outstanding (Basic)	3,253,112	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income	$2,674,100	$1,549,031
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities AFS, Net of Tax Expense (Benefit) of $1,807,684 and $(6,553,438) at March 31, 2023 and 2022, Respectively	5,575,156	(20,222,704)
Amortization of Unrealized Losses (Gains) on AFS Securities Transferred to HTM, Net of Tax Expense (Benefit) of $882 and $(51) at March 31, 2023 and 2022, Respectively	2,645	(154)
Other Comprehensive Income (Loss), Net of Tax	5,577,801	(20,222,858)
Comprehensive Income (Loss)	$8,251,901	$(18,673,827)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$—	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(40,778,646)	$104,129,261	$160,233,628
Adoption of ASU 2016-13	—	—	—	—	—	(1,578,271)	(1,578,271)
Net Income	—	—	—	—	—	2,674,100	2,674,100
Other Comprehensive Income, Net of Tax	—	—	—	—	5,577,801	—	5,577,801
Employee Stock Purchase Plan	—	3	8,411	—	—	—	8,414
Cash Dividends on Common Stock	—	—	—	—	—	(422,917)	(422,917)
Balance at March 31, 2023	$82,949,000	$34,541	$18,238,598	$(4,330,712)	$(35,200,845)	$104,802,173	$166,492,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,674,100	$1,549,031
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	518,033	491,565
Discount Accretion and Premium Amortization, net	1,160,223	1,975,822
Provision for Credit Losses	—	—
Earnings on BOLI	(150,204)	(157,241)
Gain on Sales of Loans	(193,881)	(713,893)
Write Down of Land Held for Sale	—	339,344
Amortization of Operating Lease ROU Assets	113,053	106,852
Proceeds From Sale of Loans Held For Sale	6,736,663	20,285,158
Origination of Loans Held For Sale	(5,870,365)	(19,118,235)
Increase in Accrued Interest Receivable	(549,013)	(102,987)
Other, Net	1,525,330	902,012
Net Cash Provided By Operating Activities	$5,963,939	$5,557,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(3,487,262)	$(43,978,806)
Proceeds from Paydowns and Maturities of Investments AFS	18,739,220	30,072,755
Purchase of Investments HTM	(15,587,496)	—
Proceeds from Paydowns and Maturities of Investments HTM	2,895,475	1,391,444
Purchase of FHLB Stock	(8,000)	(64,800)
Increase in Loans Receivable	(26,764,068)	(5,315,638)
Purchase and Improvement of Premises and Equipment	(1,233,098)	(1,223,499)
Net Cash Used By Investing Activities	$(25,445,229)	$(19,118,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposit Accounts	$(1,411,787)	$9,972,359
Increase in Other Borrowings, Net	229,656	7,466,530
Proceeds from FRB Borrowings	324,005,000	109,025,000
Repayment of FRB Borrowings	(306,710,000)	(109,025,000)
Proceeds from Employee Stock Purchase Plan	8,414	—
Dividends to Common Stock Shareholders	(422,917)	(390,346)
Net Cash Provided By Financing Activities	$15,698,366	$17,048,543
Net (Decrease) Increase in Cash and Cash Equivalents	(3,782,924)	3,487,427
Cash and Cash Equivalents at Beginning of Period	28,502,364	27,622,851
Cash and Cash Equivalents at End of Period	$24,719,440	$31,110,278
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$3,644,472	$402,484

Non-Cash Transactions:
Other Comprehensive Income (Loss)	5,577,801	(20,222,858)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2022 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2022 included in our 2022 Annual Report to Shareholders. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Accounting Standards Codification (“ASC”) 326. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The adoption of CECL had an insignificant impact on the Company's held to maturity and available for sale securities portfolios. The Company recorded a net decrease to retained earnings of $1.6 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses – Held to Maturity Securities
Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $941,000 at March 31, 2023 and was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data. See "Note 7 - Investments Held to Maturity" with regards to the held to maturity portfolio major security types.

All mortgage-backed securities issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result, no allowance for credit losses was recorded on held to maturity securities at March 31, 2023.

Allowance for Credit Losses – Available for Sale Securities
For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $2.9 million at March 31, 2023 and was excluded from the estimate of credit losses.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans is reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses - Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

Real Estate
•Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral. In addition, construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.
•Residential Mortgage - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•Commercial - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation. Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.
Commercial and Agricultural - Commercial business loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

Consumer loans
•Home equity - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.
•Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company calculates the allowance for credit losses for each pool using a remaining life loss methodology with a two quarter reasonable and supportable forecast period and an immediate reversion period. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the allowance for credit losses. The Company uses its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The Company then forecasts the calculated historical loss rates over the calculated remaining life of loans by pool.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated adjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The Company adopted the guidance using the modified retrospective method. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance. The difference between the allowance previously determined and the current allowance was not material to the Company’s financial statements.

Recent Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In December 2022, the Financial Accounting Standards Board (“FASB”) issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate ("LIBOR") tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and are applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 - EARNINGS PER SHARE
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2023 or 2022; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended March 31,
	2023			2022
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,674,100	3,253,112	$0.82	$1,549,031	3,252,884	$0.48

NOTE 5 - STOCK-BASED COMPENSATION
Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2023 and 2022, the Company had no options outstanding and there was no activity during the three months ended March 31, 2023 and 2022. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments AFS at the dates indicated were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$57,131,715	$6,090	$1,303,979	$55,833,826
Small Business Administration (“SBA”) Bonds	94,018,900	508,204	2,831,043	91,696,061
Tax Exempt Municipal Bonds	21,550,469	593,719	1,224,676	20,919,512
Taxable Municipal Bonds	64,729,848	—	11,794,778	52,935,070
Mortgage-Backed Securities ("MBS")	350,265,323	39,438	30,619,157	319,685,604
Total Available For Sale	$587,696,255	$1,147,451	$47,773,633	$541,070,073

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$60,854,658	$11,647	$1,709,323	$59,156,982
SBA Bonds	102,292,600	584,290	3,246,923	99,629,967
Tax Exempt Municipal Bonds	22,536,806	405,341	1,631,819	21,310,328
Taxable Municipal Bonds	65,249,883	—	14,480,144	50,769,739
MBS	353,223,361	29,861	33,971,954	319,281,268
Total Available For Sale	$604,157,308	$1,031,139	$55,040,163	$550,148,284

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the MBS included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS in the tables above and below are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At March 31, 2023, the Company held an amortized cost and fair value of $61.3 million and $54.8 million in private label CMO securities, compared to an amortized cost and fair value of $60.1 million and $53.8 million at December 31, 2022, respectively. There was no allowance for credit losses recorded on investments AFS as of March 31, 2023.

The amortized cost and fair value of investments AFS at March 31, 2023 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	March 31, 2023
Investments AFS:	Amortized Cost	Fair Value
One Year or Less	$17,789	$17,640
After One – Five Years	4,587,262	4,529,933
After Five – Ten Years	74,277,652	70,811,848
More Than Ten Years	158,548,229	146,025,048
MBS AFS	350,265,323	319,685,604
Total AFS	$587,696,255	$541,070,073

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2023, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $374.3 million and $348.3 million, compared to an amortized cost and fair value of $318.0 million and $297.0 million at December 31, 2022, respectively.

There were no sales of investments AFS during the three months ended March 31, 2023 and 2022; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following table shows the gross unrealized losses and estimated fair value of available sale securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2023.

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$6,532,605	$96,105	$44,272,894	$1,207,874	$50,805,499	$1,303,979
SBA Bonds	3,627,220	18,733	44,567,268	2,812,310	48,194,488	2,831,043
Tax Exempt Municipal Bonds	519,710	9,017	12,819,506	1,215,659	13,339,216	1,224,676
Taxable Municipal Bonds	—	—	52,935,070	11,794,778	52,935,070	11,794,778
MBS	19,109,549	801,062	298,058,704	29,818,095	317,168,253	30,619,157
	$29,789,084	$924,917	$452,653,442	$46,848,716	$482,442,526	$47,773,633

The following table shows the gross unrealized losses and estimated fair value of available sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022.

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student Loan Pools	$24,768,260	$637,963	$30,684,124	$1,071,360	$55,452,384	$1,709,323
SBA Bonds	8,403,975	120,766	45,969,373	3,126,157	54,373,348	3,246,923
Tax Exempt Municipal Bonds	8,050,944	718,645	4,929,289	913,174	12,980,233	1,631,819
Taxable Municipal Bonds	14,427,796	3,196,761	36,341,943	11,283,383	50,769,739	14,480,144
MBS	146,016,464	11,132,554	170,578,059	22,839,400	316,594,523	33,971,954
	$201,667,439	$15,806,689	$288,502,788	$39,233,474	$490,170,227	$55,040,163

Securities classified as investments AFS are recorded at fair market value.  At March 31, 2023 and December 31, 2022, 411 and 416 individual investments AFS were in a loss position, including 339 and 211 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The decrease in unrealized losses within the AFS portfolio during the three months ended March 31, 2023 resulted in a $1.4 million decrease in net deferred taxes, which is included in "Other Assets" on the Consolidated Balance Sheets at March 31, 2023.

The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, unrealized losses have not been recognized into income. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary.

Accrued interest receivable on available for sale debt securities totaled $2.9 million at March 31, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")
The Company’s investments HTM portfolio is recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments HTM at the date indicated were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$34,600,540	$—	$486,165	$34,114,375
FHLB Bond	1,000,000	—	4,852	995,148
Student Loan Pools	18,494,187	100,836	67,488	18,527,535
SBA Bonds	15,448,896	716,125	—	16,165,021
Taxable Municipal Bonds	954,460	—	42,860	911,600
MBS	109,680,425	47,045	4,588,424	105,139,046
Total Held To Maturity	$180,178,508	$864,006	$5,189,789	$175,852,725

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$34,511,849	$—	$682,198	$33,829,651
FHLB Bond	1,000,000	—	1,360	998,640
Student Loan Pools	16,387,997	88,489	59,090	16,417,396
SBA Bonds	3,521,293	162,235	—	3,683,528
Taxable Municipal Bonds	951,864	—	60,134	891,730
MBS	111,064,613	29,194	5,451,179	105,642,628
Total HTM	$167,437,616	$279,918	$6,253,961	$161,463,573

At March 31, 2023 and December 31, 2022, 49 and 54 individual investments HTM were in a loss position, including 13 and six securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.

All mortgage-backed securities issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, there was no allowance for credit losses recorded for investments HTM as of March 31, 2023.

As of March 31, 2023, there were no debt securities held to maturity that were classified as either nonaccrual or 90 days or more past due and still accruing.

Accrued interest receivable on held to maturity debt securities totaled $1 million at March 31, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual investments HTM have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$34,114,375	$486,165	$—	$—	$34,114,375	$486,165
FHLB Bond	995,148	4,852	—	—	995,148	4,852
Student Loan Pools	4,790,881	67,488	—	—	4,790,881	67,488
Taxable Municipal Bonds	911,600	42,860	—	—	911,600	42,860
MBS	72,819,297	2,070,120	13,895,073	2,518,304	86,714,370	4,588,424
	$113,631,301	$2,671,485	$13,895,073	$2,518,304	$127,526,374	$5,189,789

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$33,829,651	$682,198	$—	$—	$33,829,651	$682,198
FHLB Bond	998,640	1,360	—	—	998,640	1,360
Student Loan Pools	6,520,050	59,090	—	—	6,520,050	59,090
Taxable Municipal Bonds	891,730	60,134	—	—	891,730	60,134
MBS	88,351,096	3,145,166	9,334,438	2,306,013	97,685,534	5,451,179
	$130,591,167	$3,947,948	$9,334,438	$2,306,013	$139,925,605	$6,253,961

At March 31, 2023, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $57.1 million and $55.0 million, respectively, compared to an amortized cost and fair value of $25.3 million and $24.5 million, respectively, at December 31, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	March 31, 2023	December 31, 2022
Real Estate Loans:
Construction	$108,716,018	$112,793,694
Residential Mortgage	131,958,557	110,056,973
Commercial	255,314,563	252,154,475
Commercial and Agricultural Loans	34,864,923	30,647,975
Consumer Loans:
Home Equity Lines of Credit (HELOC)	32,017,283	31,736,676
Other Consumer	24,185,686	23,598,110
Total Loans Held for Investment, Gross	587,057,030	560,987,903
Less:
Allowance for Credit Losses	12,126,810	11,177,753
Deferred Loan Fees	740,511	806,238
	12,867,321	11,983,991
Total Loans Receivable, Net	$574,189,709	$549,003,912
The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, caution, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for credit losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered to have the least amount of risk in terms of determining the allowance for credit losses. Loans that are graded as substandard are considered to have the most risk. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category. The caution and special mention categories fall in between the pass and substandard grades and consist of loans that do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023.

	Term Loans by Year of Origination
Dollars in Thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate - Construction
Pass	$3,095	$19,223	$9,564	$2,232	$760	$40,313	$4,999	$80,186
Caution	286	6,875	2,497	288	431	15,645	—	26,022
Special Mention	—	30	39	—	—	1,426	—	1,495
Substandard	—	—	—	140	—	873	—	1,013
Total	3,381	26,128	12,100	2,660	1,191	58,257	4,999	108,716
Current period gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Mortgage
Pass	6,970	24,756	11,602	15,090	4,297	27,695	10,441	100,851
Caution	2,754	8,559	5,016	1,609	1,606	5,501	8	25,053
Special Mention	1,338	159	914	362	—	250	—	3,023
Substandard	—	—	206	244	52	2,530	—	3,032
Total	11,062	33,474	17,738	17,305	5,955	35,976	10,449	131,959
Current period gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	4,380	39,104	43,477	14,467	21,036	77,045	2,112	201,621
Caution	1,363	3,945	3,346	6,302	7,214	20,659	100	42,929
Special Mention	—	844	464	792	243	3,426	—	5,769
Substandard	—	72	61	—	—	4,863	—	4,996
Total	5,743	43,965	47,348	21,561	28,493	105,993	2,212	255,315
Current period gross write-offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	2,010	8,074	8,882	808	598	3,325	3,918	27,613
Caution	2,122	1,703	1,693	86	25	519	544	6,692
Special Mention	16	52	90	20	1	105	—	284
Substandard	—	24	47	14	15	76	100	276
Total	4,148	9,853	10,712	928	639	4,025	4,562	34,865
Current period gross write-offs	—	—	16	—	—	—	—	16
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	26,274	26,274
Caution	—	—	—	—	—	—	4,658	4,658
Special Mention	—	—	—	—	—	—	501	501
Substandard	—	—	—	—	—	—	584	584
Total	—	—	—	—	—	—	32,017	32,017
Current period gross write-offs	—	—	—	—	—	—	—	—
Consumer loans
Pass	2,190	5,626	2,623	1,221	357	335	4,576	16,928
Caution	1,080	2,957	1,355	764	332	89	269	6,846
Special Mention	—	142	22	—	—	—	6	170
Substandard	—	59	84	53	31	10	5	242
Total	3,270	8,784	4,084	2,038	720	434	4,856	24,186
Current period gross write-offs	—	10	—	—	—	—	25	35
Total Loans	$27,604	$122,204	$91,982	$44,492	$36,998	$204,685	$59,095	$587,058

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the balance within each risk category by loan type, excluding loans held for sale, at December 31, 2022.

December 31, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$91,564,058	$18,837,894	$2,013,824	$377,918	$112,793,694
Residential Real Estate	84,028,037	22,372,649	887,874	2,768,413	110,056,973
Commercial Real Estate	196,063,300	47,821,422	3,270,916	4,998,837	252,154,475
Commercial and Agricultural	25,383,994	4,593,283	371,071	299,627	30,647,975
Consumer HELOC	25,693,252	5,018,419	401,550	623,455	31,736,676
Other Consumer	16,515,206	6,725,317	178,638	178,949	23,598,110
Total	$439,247,847	$105,368,984	$7,123,873	$9,247,199	$560,987,903
Past Due and Nonaccrual Loans
The tables below present an age analysis of past due balances by loan category at the dates indicated.

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$2,848,456	$421,916	$205,057	$3,475,429	$105,240,589	$108,716,018
Residential Real Estate	1,076,722	103,930	266,093	1,446,745	130,511,812	131,958,557
Commercial Real Estate	649,004	95,678	349,906	1,094,588	254,219,975	255,314,563
Commercial and Agricultural	24,811	5,538	45,349	75,698	34,789,225	34,864,923
Consumer HELOC	285,415	47,683	76,325	409,423	31,607,860	32,017,283
Other Consumer	183,626	58,143	27,530	269,299	23,916,387	24,185,686
Total	$5,068,034	$732,888	$970,260	$6,771,182	$580,285,848	$587,057,030

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Construction Real Estate	$—	$—	$100,472	$100,472	$112,693,222	$112,793,694
Residential Real Estate	1,557,114	—	471,430	2,028,544	108,028,429	110,056,973
Commercial Real Estate	2,670,997	89,342	354,406	3,114,745	249,039,730	252,154,475
Commercial and Agricultural	5,683	2,113	55,468	63,264	30,584,711	30,647,975
Consumer HELOC	199,414	—	74,159	273,573	31,463,103	31,736,676
Other Consumer	271,774	78,566	17,321	367,661	23,230,449	23,598,110
Total	$4,704,982	$170,021	$1,073,256	$5,948,259	$555,039,644	$560,987,903

At March 31, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows non-accrual loans by category at the dates indicated.

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Construction Real Estate	$217,970	$—	$217,970	$114,630
Residential Real Estate	1,505,185	—	1,505,185	1,544,762
Commercial Real Estate	4,220,087	—	4,220,087	4,281,975
Commercial and Agricultural	101,142	—	101,142	112,652
Consumer HELOC	188,266	—	188,266	188,540
Other Consumer	35,549	—	35,549	28,671
Total Nonaccrual Loans	$6,268,199	$—	$6,268,199	$6,271,230

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Construction Real Estate	$2,882
Residential Real Estate	1,031
Commercial Real Estate	—
Commercial and Agricultural	1,103
Consumer HELOC	—
Other Consumer	143
Total Loans	$5,159

Allowance for Credit Losses

The following table shows the activity in the allowance for credit losses by category for the three months ended March 31, 2023 under the CECL methodology:

	Three Months Ended March 31, 2023
	Real Estate				Consumer
	Construction	Residential	Commercial	Commercial and Agricultural	HELOC	Other	Total
Beginning Balance	$2,323,397	$2,124,835	$4,804,282	$874,092	$598,807	$452,340	$11,177,753
Adjustment to allowance for adoption of ASU 2016-13	263,737	461,879	(340,492)	112,452	107,548	179,070	784,194
Provision for credit losses	(245,136)	477,263	(204,984)	154,789	(56,733)	39,801	165,000
Charge-Offs	—	—	—	(15,880)	—	(34,940)	(50,820)
Recoveries	3,960	8,400	5,016	5,300	21,904	6,103	50,683
Ending Balance	$2,345,958	$3,072,377	$4,263,822	$1,130,753	$671,526	$642,374	$12,126,810

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

•Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans:

March 31, 2023
Construction Real Estate	$217,970
Residential Real Estate	1,062,365
Commercial Real Estate	4,220,087
Commercial and Agricultural	31,446
Consumer HELOC	47,683
Total Loans	$5,579,551

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the Incurred Loss methodology. The following table shows the activity in the allowance for loan losses by category for the three months ended March 31, 2022:

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

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. Non-accrual commercial loans under $200,000 and non-accrual consumer loans under $100,000 were considered immaterial and are excluded from the impairment review. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The table below summarizes the impaired loan balances evaluated individually and collectively for impairment within the allowance for loan losses and loans receivable balances at December 31, 2022:

	Allowance For Loan Losses			Loans Receivable
December 31, 2022	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,323,397	$2,323,397	$114,630	$112,679,064	$112,793,694
Residential Real Estate	—	2,124,835	2,124,835	1,089,308	108,967,665	110,056,973
Commercial Real Estate	—	4,804,282	4,804,282	4,281,702	247,872,773	252,154,475
Commercial and Agricultural	—	874,092	874,092	31,446	30,616,529	30,647,975
Consumer HELOC	—	598,807	598,807	48,792	31,687,884	31,736,676
Other Consumer	—	452,340	452,340	—	23,598,110	23,598,110
Total	$—	$11,177,753	$11,177,753	$5,565,878	$555,422,025	$560,987,903

The following tables present information related to impaired loans by loan category at December 31, 2022 and for the three months ended March 31, 2022.

	December 31, 2022
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance
Construction Real Estate	$114,630	$114,630	$—
Residential Real Estate	1,089,308	1,626,308	—
Commercial Real Estate	4,281,702	4,281,702	—
Commercial and Agricultural	31,446	926,446	—
Consumer HELOC	48,792	48,792	—
Other Consumer	—	—	—
Total	$5,565,878	$6,997,878	$—

	Three Months Ended March 31, 2022
Impaired Loans	Average Recorded Investment	Interest Income Recognized
Construction Real Estate	$18,511	$—
Residential Real Estate	1,239,308	—
Commercial Real Estate	1,038,300	—
Commercial and Agricultural	31,446	—
Consumer HELOC	96,578	—
Other Consumer	—	—
Total	$2,424,143	$—

Modifications to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. As such multiple types of modifications may have been made on the same loan within the current reporting period each much be reported. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had two modified loans with a combined balance of $375,000 at March 31, 2023, compared to two modified loans with a combined balance of $385,000 at December 31, 2022.

The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023 or 2022.

As of March 31, 2023 and 2022, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (reversal of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this Note 8. The allowance for credit losses for unfunded loan commitments of $1.0 million and $0 at March 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023.

Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,213,614
(Reversal of) provision for unfunded commitments	(165,000)
Balance, March 31, 2023	$1,048,614

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS
Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type	March 31, 2023	December 31, 2022
Checking	$474,947,532	$510,983,509
Money Market	348,562,043	348,833,623
Savings	102,392,660	108,237,098
Certificates of Deposit	182,771,274	142,031,066
Total	$1,108,673,509	$1,110,085,296
The Bank had $5.0 million in brokered deposits, which are included in checking and money market deposits above, at March 31, 2023 and December 31, 2022. In addition, the Bank had $6.0 million and $6.0 million in brokered time deposits, and $68,000 and $98,000, in overdrafts that were reclassified to loans at March 31, 2023 and December 31, 2022, respectively.
Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $49.1 million and $30.3 million at March 31, 2023 and December 31, 2022, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $310.2 million and $350.1 million at March 31, 2023 and December 31, 2022, respectively.
The amounts and scheduled maturities of all certificates of deposit at the dates indicated were as follows:

	March 31, 2023	December 31, 2022
Within 1 Year	$133,984,928	$97,163,169
After 1 Year, Within 2 Years	36,761,162	31,550,543
After 2 Years, Within 3 Years	6,189,086	6,465,582
After 3 Years, Within 4 Years	2,680,079	3,177,916
After 4 Years, Within 5 Years	3,156,019	3,673,856
Total Certificates of Deposit	$182,771,274	$142,031,066

NOTE 10 - BORROWINGS
The Company had $27.8 million and $27.6 million in other borrowings at March 31, 2023 and December 31, 2022, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.39% at March 31, 2023 compared to 0.75% at December 31, 2022. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $53.0 million and $50.3 million at March 31, 2023 and $52.3 million and $49.8 million at December 31, 2022, respectively.
During the first quarter of 2023, the Bank elected to participate in the Federal Reserve Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing borrowings from Federal Reserve Discount Window in order to receive a lower fixed rate. Advances made under the BTFP are for up to one year and will be extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate will be fixed for the term of the advance on the day the advance is made. To determine the rate, the BTFP will use the fixed OIS rate based on the effective federal funds rate for a one-year maturity.
The Company had $61.4 million in outstanding borrowings under the BTFP with a weighted average borrowing rate of 4.39% at March 31, 2023 compared to $44.1 million in borrowings from the discount window of the Federal Reserve Bank of Atlanta at with a weighted average borrowing rate of 4.50% at December 31, 2022. Depository institutions may borrow from the discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At March 31, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $169.5 million and $157.3 million, compared to an amortized cost and fair value of $72.6 million and $69.2 million, respectively, at December 31, 2022, respectively.
There were no outstanding FHLB advances at March 31, 2023 and December 31, 2022. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities. The Bank's pledged collateral for FHLB advances had an amortized cost and fair value of $60.8 million and $53.4 million at March 31, 2023, and $70.1 million and $61.1 million at December 31, 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES
Junior Subordinated Debentures
In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 6.57% at March 31, 2023 compared to 6.47% at December 31, 2022. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has had the right to redeem the Capital Securities in whole or in part since September 15, 2011.
As of a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities will transition from its floating rate of three month LIBOR plus 170 basis points to a replacement rate which is expected to be the floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points.

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
Both the 10-Year and 15-Note Year subordinated notes include remedies in the event that LIBOR is discontinued. The Company is currently determining an appropriate benchmark replacement for LIBOR. The Company expects the replacement benchmark to be materially consistent with the three-month LIBOR.
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
The Notes have been structured to qualify as Tier 2 capital for the Company under applicable regulatory guidelines. The Company used the net proceeds from the sale of the Notes to fund the redemption of the convertible senior debentures and for general corporate purposes to support future growth.
During the year ended December 31, 2022 the Company repurchased $1.0 million in principal of the 10-Year Notes and $2.5 million in principal of the 15-Year Notes, leaving an aggregate remaining principal balance of $16.5 million and $10.0 million, respectively.

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
The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.
Based on its capital levels at March 31, 2023, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2023, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023	(Dollars in Thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$142,406	17.9%	$47,863	6.0%	$63,817	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	152,417	19.1%	63,817	8.0%	79,772	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	142,406	17.9%	35,897	4.5%	51,852	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	142,406	10.4%	54,811	4.0%	68,513	5.0%
December 31, 2022
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$141,452	17.8%	$47,714	6.0%	$63,619	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	151,408	19.0%	63,619	8.0%	79,523	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	141,452	17.8%	35,785	4.5%	51,690	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	141,452	10.4%	54,372	4.0%	67,965	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2023, the Bank’s conservation buffer was 11.1%.

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

Investment Securities AFS
Investments AFS are recorded at fair value on a recurring basis. At March 31, 2023, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

Mortgage Loans Held for Sale
The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with the FHLMC or other investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company. The Company usually delivers a commitment to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Collateral Dependent Loans
The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, the Company designates individually evaluated loans with higher risk as collateral dependent loans and an allowance for credit losses is established as necessary. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for estimated costs to sell, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically, as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is collateral dependent. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for current conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.
Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2023, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

Other Real Estate Owned
Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Foreclosed assets are recorded as nonrecurring Level 3.

Assets measured at fair value on a recurring basis were as follows at the dates indicated:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$55,833,826	$—	$—	$59,156,982	$—
SBA Bonds	—	91,696,061	—	—	99,629,967	—
Tax Exempt Municipal Bonds	—	20,919,512	—	—	21,310,328	—
Taxable Municipal Bonds	—	52,935,070	—	—	50,769,739	—
MBS	—	319,685,604	—	—	319,281,268	—
Total	$—	$541,070,073	$—	$—	$550,148,284	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no liabilities measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$240,841	$—	$240,841
Collateral Dependent Loans (1)	—	—	5,579,551	5,579,551
Other Real Estate Owned	—	—	119,700	119,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$240,841	$6,795,865	$7,036,706

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$913,258	$—	$913,258
Collateral Dependent Loans (1)	—	—	5,565,878	5,565,878
Other Real Estate Owned	—	—	119,700	119,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$913,258	$6,782,192	$7,695,450
(1) Reported net of specific reserves. There were no specific reserves at March 31, 2023 and December 31, 2022.
There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2023 or December 31, 2022.
For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	March 31, 2023	December 31, 2022
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	8% - 13%	8% - 13%
Other Real Estate Owned	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	30%	30%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: construction, residential mortgage, commercial real estate, other commercial, HELOCs and other consumer loans. The results are then adjusted to account for credit risk as described above.
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
FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of March 31, 2023 or December 31, 2022.
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

The following tables provide a summary of the carrying value and estimated fair value of the Company’s financial instruments at the dates indicated presented in accordance with the applicable accounting guidance.

March 31, 2023	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$24,719	$24,719	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investment Securities AFS	541,070	—	541,070	—
Investment Securities HTM	180,179	—	175,853	—
Loans Receivable, Net	574,190	—	—	557,843
FHLB Stock	659	659	—	—
Land Held for Sale	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$925,902	$925,902	$—	$—
Certificates of Deposits	182,771	—	179,810	—
Borrowings from FRB	61,375	61,191	—	—
Other Borrowed Money	27,818	27,818	—	—
Subordinated Debentures	26,500	—	24,135	—
Junior Subordinated Debentures	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2022	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$28,502	$28,502	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investment Securities AFS	550,148	—	550,148	—
Investment Securities HTM	167,438	—	161,464	—
Loans Receivable, Net	549,917	—	—	528,174
FHLB Stock	651	651	—	—
Land Held for Sale	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$968,054	$968,054	$—	$—
Certificates of Deposits	142,031	—	138,382	—
Borrowings from FRB	44,080	44,071	—	—
Other Borrowed Money	27,588	27,588	—	—
Subordinated Debentures	26,500	—	24,435	—
Junior Subordinated Debentures	5,155	—	5,155	—
At March 31, 2023, the Bank had $165.0 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.
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

NOTE 14 - NON-INTEREST INCOME
Revenue Recognition
In accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
The following table presents the Company's non-interest income for the periods indicated. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
Non-interest income:
Gain on Sale of Loans (1)	$193,881	$713,893
Service Fees on Deposit Accounts	269,613	257,491
Commissions From Insurance Agency (1)	162,799	139,504
Trust Income	382,208	364,746
BOLI Income (1)	150,204	157,241
ATM and Check Card Fee Income	802,022	717,267
Other (1)	239,650	253,182
Total non-interest income	$2,200,377	$2,603,324
(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES
The Company has operating leases on six of its branches. During the three months ended March 31, 2023, the Company made cash payments in the amount of $128,000 for operating leases. The lease expense recognized during this period was $128,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $111,000. At March 31, 2023, the Bank had ROU assets of $1.7 million and a lease liability of $1.8 million recorded on its consolidated balance sheet compared to ROU assets of $1.9 million and a lease liability of $1.9 million at December 31, 2022. The lease agreements have maturity dates ranging from 2023 through 2028, some of which include options for multiple five or ten year extensions. At March 31, 2023, the remaining weighted average lease term was 3.86 years and the weighted average discount rate used was 3.2%.

At March 31, 2023, maturities of operating lease liabilities for future periods were as follows:

Remainder of 2023	$389,688
2024	522,147
2025	474,815
2026	363,428
2027	149,301
Thereafter	10,371
Total undiscounted lease payments	1,909,750
Less: effect of discounting	(116,161)
Present value of estimated lease payments (lease liability)	$1,793,589

NOTE 16 - PREFERRED STOCK
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When we refer to “Security Federal” in this report, we are referring to Security Federal Corporation. When we refer to the “Bank” in this report, we are referring to Security Federal Bank, the wholly owned subsidiary of Security Federal. As used in this report, the terms “we,” “our,” “us,” and “Company” refer to Security Federal Corporation and its consolidated subsidiary, Security Federal Bank, unless the context indicates otherwise.

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
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to new variants of the novel coronavirus disease 2019 (“COVID-19”);
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for credit losses and provision for credit losses that may be affected by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for credit losses not being adequate to cover actual losses, and require us to materially increase our allowance for credit losses;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
•the transition away from London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
•results of examinations of the Company by the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Bank by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this document and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Some of these forward-looking statements are discussed in the Company's 2022 Form 10-K as well as other risk factors under Item 1A, “Risk Factors.” Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These factors could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2023 and December 31, 2022

Assets - Total assets increased $24.7 million to $1.4 billion at March 31, 2023 from $1.4 billion at December 31, 2022. This increase was primarily due to increases in investments held to maturity ("HTM") and loans receivable, net, which were partially offset by decreases in cash and cash equivalents and investments available for sale ("AFS"). Changes in total assets are shown below.

			Increase (Decrease)
	March 31, 2023	December 31, 2022	$	%
Cash and Cash Equivalents	$24,719,440	$28,502,364	$(3,782,924)	(13.3)%
Certificates of Deposits with Other Banks	1,100,045	1,100,045	—	—
Investments AFS	541,070,073	550,148,284	(9,078,211)	(1.7)
Investments HTM	180,178,508	167,437,616	12,740,892	7.6
Total Loans Receivable, Net	574,430,550	549,917,170	24,513,380	4.5
Accrued Interest Receivable	5,359,687	4,810,674	549,013	11.4
OREO	119,700	119,700	—	—
Operating Lease ROU Assets	1,747,944	1,860,997	(113,053)	(6.1)
Land Held for Sale	1,096,614	1,096,614	—	—
Premises and Equipment, Net	28,674,858	27,959,793	715,065	2.6
FHLB Stock	658,600	650,600	8,000	1.2
BOLI	27,468,302	27,318,098	150,204	0.5
Goodwill	1,199,754	1,199,754	—	—
Other Assets	18,269,716	19,244,454	(974,738)	(5.1)
Total Assets	$1,406,093,791	$1,381,366,163	$24,727,628	1.8%

Cash and cash equivalents decreased $3.8 million or 13.3% to $24.7 million at March 31, 2023 compared to $28.5 million at December 31, 2022, as a result of the purchase of investments HTM and funding of loans. Investments HTM increased $12.7 million to $180.2 million at March 31, 2023 from $167.4 million at December 31, 2022.

Investments AFS decreased $9.1 million or 1.7% to $541.1 million at March 31, 2023 from $550.1 million at December 31, 2022 as maturities and principal paydowns of investments AFS exceeded purchases during the three months ended March 31, 2023. Additionally, investments AFS experienced a $5.6 million increase in fair value during the three months ended March 31, 2023.

Loans receivable, net, including loans held for sale, increased $24.5 million or 4.5% to $574.4 million at March 31, 2023 from $549.9 million at December 31, 2022, primarily due to residential mortgage, commercial real estate, commercial and agricultural loans originated during the period. All held for investment loan balances increased during the first quarter of 2023 with the exception of construction loans, which decreased $4.1 million or 3.6% to $108.7 million at March 31, 2023 from $112.8 million at December 31, 2022. Commercial real estate loans increased $3.2 million or 1.3% to $255.3 million at March 31, 2023 from $252.2 million at December 31, 2022. Residential mortgage loans increased $21.9 million or 19.9% to $132.0 million at March 31, 2023 from $110.1 million at December 31, 2022. Consumer HELOC increased $281,000 or 0.9% to $32.0 million at March 31, 2023 from $31.7 million at December 31, 2022. Other consumer loans increased $588,000 or 2.5% to $24.2 million at March 31, 2023 from $23.6 million at December 31, 2022. Loans held for sale, decreased $672,000 or 73.6% to $241,000 at March 31, 2023 from $913,000 at December 31, 2022.

Other assets decreased $975,000 or 5.1% to $18.3 million at March 31, 2023 from $19.2 million at December 31, 2022. The decrease was primarily the result of a $1.4 million decrease in net deferred taxes, which was related to decreased unrealized losses in the investment portfolio at March 31, 2023.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities

Deposit Accounts

Total deposits decreased $1.4 million or 0.1% to $1.11 billion at March 31, 2023 from December 31, 2022 due to decreases in checking and savings accounts, partially offset by an increase in higher cost certificates of deposits. The majority of the Bank’s deposits are originated within the Bank’s immediate market area. The Bank had $6.0 million in brokered time deposits at both March 31, 2023 and December 31, 2022. The Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in other brokered deposits at both March 31, 2023 and December 31, 2022. At March 31, 2023, approximately $310.2 million of our $1.11 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

The Bank had $61.4 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at March 31, 2023, compared to $44.1 million at December 31, 2022. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve Bank Term Funding Program (“BTFP”) program, allowing the Bank to refinance its existing FRB borrowings. The Bank also had $27.8 million in other borrowings at March 31, 2023, compared to $27.6 million and December 31, 2022, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both March 31, 203 and December 31, 2022, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding, which are described in more detail in “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $6.3 million or 3.9% to $166.5 million at March 31, 2023 from $160.2 million at December 31, 2022. The increase was primarily attributable to year to date net income of $2.7 million combined with a $5.6 million decrease in accumulated other comprehensive loss, net of tax. The decrease in net accumulated other comprehensive loss, net of tax, was related to the unrecognized gain in fair value of investments AFS during the three months ended March 31, 2023. The increases were partially offset by a $1.6 million adjustment to retained earnings related to the adoption of ASC 326 on January 1, 2023 and $423,000 in dividends paid to common shareholders during the three months ended March 31, 2023.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarters Ended March 31, 2023 and 2022

Net Income
Net income increased $1.1 million, or 72.6%, to $2.7 million or $0.82 per basic common share for the quarter ended March 31, 2023 compared to $1.5 million or $0.48 per basic common share for the quarter ended March 31, 2022. The increase in net income was primarily due to an increase in net interest income as a result of increased market interest rates and, to a lesser extent, higher average balances of investments and loans receivable, net. Since March 2022, in response to inflation, the Federal Open Market Committee (“FMOC”) of the Federal Reserve has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00% as of March 31, 2023. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are may be implemented during calendar 2023.
Net Interest Income
The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended March 31, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended March 31, 2023 and 2022.

	Quarter Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$570,125	$7,410	5.20%	$516,382	$6,097	4.72%
Taxable Investments	698,974	6,610	3.78	681,785	2,426	1.42
Non-taxable Investments	21,087	197	3.74	24,151	226	3.74
Deposits with other Banks	3,585	34	3.84	2,404	2	0.37
Total Interest-Earning Assets	$1,293,771	$14,251	4.41%	$1,224,722	$8,751	2.86%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$672,122	$2,293	1.36%	$695,774	$223	0.13%
Certificates Accounts	163,806	622	1.52	160,215	122	0.34
Total Interest-Bearing Deposits	835,928	2,915	1.39	855,989	345	0.16
Other Borrowings (2)	77,501	627	3.24	49,356	30	0.24
Junior Subordinated Debentures	5,155	84	6.49	5,155	26	2.02
Subordinated Debentures	26,500	348	5.25	30,000	394	5.25
Total Interest-Bearing Liabilities	$945,084	$3,974	1.68%	$940,500	$795	0.34%
Net Interest Rate Spread			2.73%			2.52%
Tax Equivalent Net Interest Income/Margin		$10,277	3.18%		$7,956	2.60%
Less: tax equivalent adjustment		34			51
Net Interest Income		$10,243			$7,905

(1) Annualized
(2) Includes Federal Reserve borrowings and repurchase agreements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income increased $2.3 million or 29.6% to $10.2 million during the quarter ended March 31, 2023, compared to $7.9 million for the same quarter in 2022. During the quarter ended March 31, 2023, average interest-earning assets increased $69.0 million or 5.6% to $1.3 billion from $1.2 billion for the same quarter in 2022, while average interest-bearing liabilities increased $4.6 million or 0.5% to $945.1 million for the quarter ended March 31, 2023 from $940.5 million for the comparable quarter in 2022. The Company's net interest margin was 3.18% for the quarter ended March 31, 2023 compared to 2.60% for the comparable quarter in 2022. The Company's net interest spread on a tax equivalent basis was 2.73% for the quarter ended March 31, 2023 compared to 2.52% for the quarter ended March 31, 2022.

Interest Income
Total tax-equivalent interest income increased $5.5 million or 62.8% to $14.3 million for the quarter ended March 31, 2023 compared to $8.8 million for the same period in 2022.

Interest income on loans increased $1.3 million or 21.5% to $7.4 million for the quarter ended March 31, 2023 from $6.1 million for the first quarter of 2022. The increase in loan interest income was the result of a $53.7 million increase in the average loan portfolio balance combined with a 48 basis point increase in the average yield on loans receivable.

Interest income from taxable investments increased $4.2 million or 172.5% to $6.6 million during the quarter ended March 31, 2023 from $2.4 million for the first quarter of 2022, due to a $17.2 million increase in the average balance of taxable investments combined with a 236 basis point increase in the average yield to 3.78%. Tax equivalent interest income from non-taxable investments decreased $29,000 to $197,000 during the quarter ended March 31, 2023 due to a decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks increased $32,000 during the quarter ended March 31, 2023 to $34,000, due to a $1.2 million increase in the average balance of these assets combined with a significant increase in the average yield earned on these assets due to increased market interest rates.

Interest Expense
Total interest expense increased $3.2 million or 399.9% to $4.0 million for the quarter ended March 31, 2023 compared to $795,000 for the same quarter in 2022 due to an increase in market interest rates combined with a $4.6 million increase in the average balance of these liabilities.
Interest expense on deposits increased $2.6 million to $2.9 million for the quarter ended March 31, 2023 from $345,000 for the first quarter of 2022, due to an increase of 123 basis points in the average cost, partially offset by a $20.1 million decrease in the average balance of interest-bearing deposit accounts. Interest expense on FRB and other borrowings increased $598,000 during the quarter due to a $28.1 million increase in the balance of these liabilities combined with an increase of 300 basis points in the average cost of these liabilities. Interest expense on the junior subordinated debentures increased due to increased floating interest rates reflecting higher market interest rates.

Provision for Credit Losses
The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio and the adequacy of the allowance for credit losses. The Company has policies and procedures in place for evaluating and monitoring the overall credit quality of the loan portfolio and for timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for credit losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors. Management’s review of the adequacy of the allowance includes three main components.
The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. The Company calculates the allowance for credit losses for each pool using a remaining life loss methodology with a two quarter reasonable and supportable forecast period and an immediate reversion period. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the allowance for credit losses. The Company uses its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The Company then forecasts the calculated historical loss rates over the calculated remaining life of loans by pool. The second component of management’s monthly analysis is the specific review and evaluation of significant individually evaluated collateral dependent loans identified through the Company’s internal monitoring system. These loans do not share common risk characteristics and

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The third component is an analysis of changes in qualitative factors that may affect the portfolio, including but not limited to: relevant economic trends that could impact borrowers’ ability to repay, industry trends, changes in the volume and composition of the portfolio, credit concentrations, or lending policies and the experience and ability of the staff and Board of Directors.
Management also reviews and incorporates certain ratios such as percentage of classified loans, average historical credit losses by loan category, delinquency percentages, and the assignment of percentage targets of reserves in each loan category when evaluating the allowance. Once the analysis is completed, the three components are combined and compared to the allowance amount. Based on this, charges are made to the provision as needed.
Based on the foregoing, no provision for credit losses was recorded for the three months ended March 31, 2022 and 2023. For additional details of the changes in the allowance for credit losses, see “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income
Non-interest income decreased $403,000 or 15.5% to $2.2 million for the quarter ended March 31, 2023 compared to $2.6 million for the quarter ended March 31, 2022. The decrease was primarily due to a $520,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases. In addition, BOLI income and other non-interest income decreased $7,000 and $14,000, respectively, during the quarter ended March 31, 2023 when compared to the quarter ended March 31, 2022. These decreases were partially offset by increases in all other non-interest income line items with the largest increase occurring in ATM and check card fee income, which increased $85,000 or 11.8% to $802,000 during the quarter ended March 31, 2023 when compared to the quarter ended March 31, 2022, due to a new interchange service provider that pays the Bank more fees per transaction. For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense
Non-interest expense increased $436,000 or 5.1% to $9.0 million for the quarter ended March 31, 2023 compared to $8.6 million for the quarter ended March 31, 2022. The following table summarizes the changes in non-interest expense:

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Compensation and Employee Benefits	$5,240,796	$5,056,620	$184,176	3.6%
Occupancy	806,434	712,786	93,648	13.1
Advertising	244,595	260,333	(15,738)	(6.0)
Depreciation and Maintenance of Equipment	620,156	720,661	(100,505)	(13.9)
FDIC Insurance Premiums	90,306	112,042	(21,736)	(19.4)
Write down of Land Held for Sale	—	339,344	(339,344)	(100.0)
Consulting	213,335	164,750	48,585	29.5
Debit Card Expense	336,646	283,789	52,857	18.6
Data Processing	280,036	67,052	212,984	317.6
Other	1,198,284	877,467	320,817	36.6
Total Non-Interest Expense	$9,030,588	$8,594,844	$435,744	5.1%
The increase in non-interest expense was primarily due to increases in compensation and employee benefits, occupancy expense and other non-interest expenses during the first quarter of 2023, which were partially offset by a decrease in depreciation and maintenance of equipment and a writedown of land held for sale.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Compensation and employee benefits increased $184,000 or 3.6% to $5.2 million for the quarter ended March 31, 2023 when compared to the quarter ended March 31, 2022 due to general annual cost of living increases, an increase in the number of full time equivalent employees as a result of our newest branch added in 2023 and the overall growth of the Company. Occupancy expense and other non-interest expense also increased during the first quarter of 2023 due to increased operations and the addition of our newest branch located in Augusta, Georgia.

Provision For Income Taxes
The provision for income taxes increased $375,000 or 102.7% to $739,000 for the quarter ended March 31, 2023 from $365,000 for the same period in 2022 due to higher net income before taxes in 2023. Pre-tax net income was $3.7 million for the quarter ended March 31, 2023 compared to $1.9 million for the first quarter of 2022. The Company’s combined federal and state effective income tax rate was 21.7% and 19.1% for the quarters ended March 31, 2023 and 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity Commitments, Capital Resources, and Impact of Inflation and Changing Prices
We actively analyze and manage liquidity with the objective of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and satisfy other financial commitments. See the “Consolidated Statements of Cash Flows” contained in Item 1 – Financial Statements, herein.
The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments. The Bank had $165.1 million in unused commitments to extend credit and standby letters of credit at March 31, 2023.
During the three months ended March 31, 2023, loan disbursements exceeded loan repayments resulting in a $24.5 million or 4.5% increase in total net loans receivable. Also during the three months ended March 31, 2023, deposits decreased $1.4 million or 0.1%. The Bank had no outstanding FHLB advances at March 31, 2023 with $395.1 million in additional borrowing capacity at the FHLB at that date. The Bank had $61.4 million of outstanding borrowings from the Federal Reserve BTFP at March 31, 2023, which was collateralized by investments with a fair market value of $157.3 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at March 31, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and investment AFS totaled $566.9 million at March 31, 2023. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $134.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2023, Security Federal had liquid assets of $89.9 million. In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.13 per share, our average total dividend paid each quarter would be approximately $423,000 based on the number of outstanding shares at March 31, 2023.
At March 31, 2023, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 17.85%, 10.39%, 17.85%, and 19.11%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2023 the Bank’s conservation buffer was 11.1%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2022 Form 10-K.
For the three months ended March 31, 2023, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.73%.

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2023 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)    Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part II: Other Information

Item 1    Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2022 Form 10-K.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Designations Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)
10.1	Form of 2006 Salary Continuation Agreement (5)
10.2	Form of Security Federal Split Dollar Agreement (5)
10.3	2018 Employee Stock Purchase Plan (6)
10.4
Letter Agreement, Dated May 24, 2022 between Security Federal Corporation and the U.S. Department of Treasury,with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
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
(5)    Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(6)    Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
    SECURITY FEDERAL CORPORATION

Date:	May 12, 2023	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 12, 2023	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative