Form 10-Q
period 2023-06-30
SECURITY FEDERAL CORP
filed 2023-08-11
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	August 11, 2023	3,253,210

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$77,179,815	$28,502,364
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	541,952,626	550,148,284
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $170,589,274 and $161,463,573 at June 30, 2023 and December 31, 2022, Respectively)	176,622,658	167,437,616
Total Investments	718,575,284	717,585,900
Loans Receivable, Net:
Held For Sale	1,219,997	913,258
Held For Investment (Net of Allowance for Credit Losses of $12,283,325 and $11,177,753 at June 30, 2023 and December 31, 2022, Respectively)	588,444,632	549,003,912
Total Loans Receivable, Net	589,664,629	549,917,170
Accrued Interest Receivable:
Loans	1,464,926	1,462,039
Investments	3,538,475	3,348,635
Total Accrued Interest Receivable	5,003,401	4,810,674
Operating Lease Right-of-Use ("ROU") Assets	1,633,474	1,860,997
Land Held for Sale	1,096,614	1,096,614
Premises and Equipment, Net	28,833,709	27,959,793
Federal Home Loan Bank ("FHLB") Stock, at Cost	658,600	650,600
Other Real Estate Owned ("OREO")	105,000	119,700
Bank Owned Life Insurance ("BOLI")	27,624,535	27,318,098
Goodwill	1,199,754	1,199,754
Other Assets	19,565,343	19,244,454
Total Assets	$1,472,240,203	$1,381,366,163
LIABILITIES:
Deposit Accounts	$1,179,473,071	$1,110,085,296
Borrowings from Federal Reserve Bank ("FRB")	69,200,000	44,080,000
Other Borrowings	17,890,095	27,588,147
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	26,500,000	26,500,000
Operating Lease Liabilities	1,676,802	1,904,285
Other Liabilities	9,036,474	5,819,807
Total Liabilities	$1,308,931,442	$1,221,132,535
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at June 30, 2023 and December 31, 2022	$82,949,000	$82,949,000
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,454,669 and 3,453,817 Shares Issued and 3,253,736 and 3,252,884 Shares Outstanding at June 30, 2023 and December 31, 2022, Respectively	34,547	34,538
Additional Paid-In Capital ("APIC")	18,250,501	18,230,187
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Loss ("AOCI")	(39,751,959)	(40,778,646)
Retained Earnings	106,157,384	104,129,261
Total Shareholders' Equity	$163,308,761	$160,233,628
Total Liabilities and Shareholders' Equity	$1,472,240,203	$1,381,366,163

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income:
Loans	$8,071,689	$6,205,296	$15,481,852	$12,301,982
Investments	7,014,243	3,128,220	13,787,725	5,729,178
Other	467,123	54,047	501,555	56,263
Total Interest Income	15,553,055	9,387,563	29,771,132	18,087,423
Interest Expense:
Deposits	5,171,281	397,630	8,086,549	742,697
FHLB Advances and Other Borrowed Money	822,547	17,220	1,450,329	47,003
Subordinated Debentures	347,812	393,750	695,625	787,500
Junior Subordinated Debentures	87,134	35,213	170,740	61,252
Total Interest Expense	6,428,774	843,813	10,403,243	1,638,452
Net Interest Income	9,124,281	8,543,750	19,367,889	16,448,971
Provision for Credit Losses	221,000	—	221,000	—
Net Interest Income After Provision for Credit Losses	8,903,281	8,543,750	19,146,889	16,448,971
Non-Interest Income:
Gain on Sale of Loans	201,059	510,931	394,940	1,224,824
Service Fees on Deposit Accounts	301,264	271,887	570,877	529,378
Commissions From Insurance Agency	185,568	245,769	348,367	385,273
Trust Income	457,098	355,673	839,306	720,419
BOLI Income	156,233	148,962	306,437	306,203
ATM and Check Card Fee Income	749,814	704,133	1,551,836	1,421,400
Grant Income	—	170,699	—	170,699
Other	200,193	229,664	439,843	482,846
Total Non-Interest Income	2,251,229	2,637,718	4,451,606	5,241,042
Non-Interest Expense:
Compensation and Employee Benefits	5,024,089	4,904,606	10,264,885	9,961,226
Occupancy	772,722	694,650	1,579,156	1,407,436
Advertising	261,801	279,596	506,396	539,929
Depreciation and Maintenance of Equipment	598,388	585,216	1,186,347	1,138,537
FDIC Insurance Premiums	217,503	84,183	307,809	196,225
Writedown of Land Held for Sale	—	93,733	—	433,077
Consulting	142,396	169,231	355,731	333,981
Debit Card Expenses	352,287	326,344	688,933	610,133
Data Processing	315,844	278,687	628,077	513,078
Other	1,223,613	1,012,303	2,421,897	1,889,771
Total Non-Interest Expense	8,908,643	8,428,549	17,939,231	17,023,393
Income Before Income Taxes	2,245,867	2,752,919	5,659,264	4,666,620
Provision for Income Taxes	467,670	589,116	1,206,967	953,786
Net Income	1,778,197	2,163,803	4,452,297	3,712,834
Net Income Per Common Share (Basic)	$0.55	$0.67	$1.37	$1.14
Cash Dividend Per Share on Common Stock	$0.13	$0.40	$0.26	$0.52
Weighted Average Shares Outstanding (Basic)	3,253,736	3,252,884	3,253,736	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2023	2022
Net Income	$1,778,197	$2,163,803
Other Comprehensive Loss:
Unrealized Holding Losses on Securities AFS, Net of Tax Benefit of $(1,488,845) and $(4,338,998) at June 30, 2023 and 2022, Respectively	(4,553,333)	(13,376,260)
Amortization of Unrealized Losses (Gains) on AFS Securities Transferred to HTM, Net of Tax Expense of $740 and $670 at June 30, 2023 and 2022, Respectively	2,219	2,011
Other Comprehensive Loss, Net of Tax	(4,551,114)	(13,374,249)
Comprehensive Loss	$(2,772,917)	$(11,210,446)

	Six Months Ended June 30,
	2023	2022
Net Income	$4,452,297	$3,712,834
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities AFS, Net of Tax Expense (Benefit) of $318,841 and $(10,892,436) at June 30, 2023 and 2022, Respectively	1,021,823	(33,598,964)
Amortization of Unrealized Losses (Gains) on AFS Securities Transferred to HTM, Net of Tax Expense of $1,621 and $619 at June 30, 2023 and 2022, Respectively	4,864	1,857
Other Comprehensive Income (Loss), Net of Tax	1,026,687	(33,597,107)
Comprehensive Income (Loss)	$5,478,984	$(29,884,273)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$—	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352
Net Income	—	—	—	—	—	2,163,803	2,163,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,374,249)	—	(13,374,249)
Preferred Stock issuance	82,949,000	—	—	—	—	—	82,949,000
Cash Dividends on Common Stock	—	—	—	—	—	(1,301,154)	(1,301,154)
Balance at June 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(28,382,000)	$98,394,739	$166,895,752

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(40,778,646)	$104,129,261	$160,233,628
Adoption of ASU 2016-13	—	—	—	—	—	(1,578,271)	(1,578,271)
Net Income	—	—	—	—	—	2,674,100	2,674,100
Other Comprehensive Income, Net of Tax	—	—	—	—	5,577,801	—	5,577,801
Employee Stock Purchase Plan	—	3	8,411	—	—	—	8,414
Cash Dividends on Common Stock	—	—	—	—	—	(422,917)	(422,917)
Balance at March 31, 2023	$82,949,000	$34,541	$18,238,598	$(4,330,712)	$(35,200,845)	$104,802,173	$166,492,755
Net Income	—	—	—	—	—	1,778,197	1,778,197
Other Comprehensive Loss, Net of Tax	—	—	—	—	(4,551,114)	—	(4,551,114)
Employee Stock Purchase Plan	—	6	11,903	—	—	—	11,909
Cash Dividends on Common Stock	—	—	—	—	—	(422,986)	(422,986)
Balance at June 30, 2023	$82,949,000	$34,547	$18,250,501	$(4,330,712)	$(39,751,959)	$106,157,384	$163,308,761

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,452,297	$3,712,834
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,074,843	974,969
Discount Accretion and Premium Amortization, net	2,249,971	3,860,615
Provision for Credit Losses	221,000	—
Earnings on BOLI	(306,437)	(306,203)
Gain on Sales of Loans	(394,940)	(1,224,824)
Write Down of Land Held for Sale	—	433,077
Write Down of OREO	14,700	—
Amortization of Operating Lease ROU Assets	227,523	214,520
Proceeds From Sale of Loans Held For Sale	13,689,002	38,267,947
Origination of Loans Held For Sale	(13,600,801)	(33,594,750)
Increase in Accrued Interest Receivable	(192,727)	(153,344)
Other, Net	2,354,318	(198,921)
Net Cash Provided By Operating Activities	$9,788,749	$11,985,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(27,119,351)	$(59,674,541)
Proceeds from Paydowns and Maturities of Investments AFS	34,376,696	59,699,068
Purchase of Investments HTM	(16,936,251)	(84,220,113)
Proceeds from Paydowns and Maturities of Investments HTM	7,780,215	2,622,788
Purchase of FHLB Stock	(8,000)	(64,800)
Increase in Loans Receivable	(41,239,991)	(6,930,842)
Purchase and Improvement of Premises and Equipment	(1,948,759)	(2,703,463)
Net Cash Used By Investing Activities	$(45,095,441)	$(91,271,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$69,387,775	$33,718,714
(Decrease) Increase in Other Borrowings, Net	(9,698,052)	15,559,633
Proceeds from FRB Borrowings	346,055,000	145,665,000
Repayment of FRB Borrowings	(320,935,000)	(145,665,000)
Issuance of Preferred Stock	—	82,949,000
Proceeds from Employee Stock Purchase Plan	20,323	—
Dividends to Common Stock Shareholders	(845,903)	(1,691,500)
Net Cash Provided By Financing Activities	$83,984,143	$130,535,847
Net Increase in Cash and Cash Equivalents	48,677,451	51,249,864
Cash and Cash Equivalents at Beginning of Period	28,502,364	27,622,851
Cash and Cash Equivalents at End of Period	$77,179,815	$78,872,715
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$9,242,225	$1,502,472
Cash Paid for Taxes	1,584,315	384,000
Non-Cash Transactions:
Other Comprehensive Income (Loss)	1,026,687	(33,597,107)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2022 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended  December 31, 2022 (“2022 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In addition, CECL made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The adoption of CECL had an insignificant impact on the Company's held to maturity and AFS securities portfolios. The Company recorded a net decrease to retained earnings of $1.6 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on AFS securities was not deemed material.

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

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $729,000 at  June 30, 2023 and was excluded from the estimate of credit losses.

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

As a result, no allowance for credit losses was recorded on held to maturity securities at June 30, 2023.

Allowance for Credit Losses – Available for Sale Securities

For AFS securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the AFS portfolio.

Accrued interest receivable on AFS debt securities totaled $2.8 million at June 30, 2023 and was excluded from the estimate of credit losses.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

Real Estate

•

Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral. In addition, construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

•

Residential Mortgage - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•

Commercial - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation. Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. Typically, non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate. The primary risk associated with non-owner occupied commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

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

Consumer loans

•

Home equity - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values.

•

Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company calculates the allowance for credit losses on loans for each pool of loans using a remaining life loss methodology with a two quarter reasonable and supportable forecast period and an immediate reversion period. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses on loans to determine the allowance for credit losses. The Company uses its own internal data to measure historical credit loss experience within the loan pools with similar risk characteristics over an economic cycle. The Company then forecasts the calculated historical loss rates over the calculated remaining life of loans by pool.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company records an allowance for credit losses - unfunded commitments unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses - unfunded commitments is estimated by loan segment at each balance sheet date under CECL using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses - unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In December 2022, the Financial Accounting Standards Board (“FASB”) issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate ("LIBOR") tenors were not discontinued as of December 31, 2021, and some tenors wouldn't be published until June 2023. The amendments are effective immediately for all entities and are applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2023 or 2022; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended June 30,
	2023			2022
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$1,778,197	3,253,736	$0.55	$2,163,803	3,252,884	$0.67

	Six Months Ended June 30,
	2023			2022
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$4,452,297	3,253,736	$1.37	$3,712,834	3,252,884	$1.14

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2023 and 2022, the Company had no options outstanding and there was no activity during the three and six months ended June 30, 2023 and 2022. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments AFS at the dates indicated were as follows:

	June 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Student Loan Pools	$55,012,254	$24,574	$1,152,504	$53,884,324
Small Business Administration (“SBA”) Bonds	86,796,430	456,505	3,092,775	84,160,160
Tax Exempt Municipal Bonds	21,565,323	389,470	1,293,005	20,661,788
Taxable Municipal Bonds	64,709,727	—	12,620,947	52,088,780
Mortgage-Backed Securities ("MBS")	366,537,252	20,821	35,400,499	331,157,574
Total Available For Sale	$594,620,986	$891,370	$53,559,730	$541,952,626

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Student Loan Pools	$60,854,658	$11,647	$1,709,323	$59,156,982
SBA Bonds	102,292,600	584,290	3,246,923	99,629,967
Tax Exempt Municipal Bonds	22,536,806	405,341	1,631,819	21,310,328
Taxable Municipal Bonds	65,249,883	—	14,480,144	50,769,739
MBS	353,223,361	29,861	33,971,954	319,281,268
Total Available For Sale	$604,157,308	$1,031,139	$55,040,163	$550,148,284

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the MBS included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS in the tables above and below are private label CMO securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At June 30, 2023, the Company held an amortized cost and fair value of $79.0 million and $72.0 million in private label CMO securities, compared to an amortized cost and fair value of $60.1 million and $53.8 million at December 31, 2022, respectively. There was no allowance for credit losses recorded on investments AFS as of June 30, 2023.

The amortized cost and fair value of investments AFS at June 30, 2023 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	June 30, 2023
Investments AFS:	Amortized Cost	Fair Value
One Year or Less	$15,149	$15,048
After One – Five Years	4,941,009	4,923,354
After Five – Ten Years	74,445,408	70,014,896
More Than Ten Years	148,682,168	135,841,754
MBS AFS	366,537,252	331,157,574
Total AFS	$594,620,986	$541,952,626

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2023, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $362.8 million and $332.5 million, compared to an amortized cost and fair value of $318.0 million and $297.0 million at December 31, 2022, respectively.

There were no sales of investments AFS during the six months ended June 30, 2023 and 2022; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following table shows the gross unrealized losses and estimated fair value of AFS securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2023.

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Student Loan Pools	$2,219,356	$9,373	$46,923,563	$1,143,131	$49,142,919	$1,152,504
SBA Bonds	4,287,109	12,009	41,374,318	3,080,766	45,661,427	3,092,775
Tax Exempt Municipal Bonds	510,280	23,629	12,712,000	1,269,376	13,222,280	1,293,005
Taxable Municipal Bonds	—	—	52,088,780	12,620,947	52,088,780	12,620,947
MBS	38,697,258	1,140,729	290,776,832	34,259,770	329,474,090	35,400,499
	$45,714,003	$1,185,740	$443,875,493	$52,373,990	$489,589,496	$53,559,730

The following table shows the gross unrealized losses and estimated fair value of AFS aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022.

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

Securities classified as investments AFS are recorded at fair market value.  At June 30, 2023 and December 31, 2022, 427 and 416 individual investments AFS were in a loss position, including 356 and 211 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Accrued interest receivable on AFS debt securities totaled $2.8 million at June 30, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

The Company’s investments HTM portfolio is recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments HTM at the date indicated were as follows:

	June 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury Bonds	$34,691,658	$—	$709,002	$33,982,656
FHLB Bond	1,000,000	—	11,448	988,552
Student Loan Pools	17,975,057	69,938	81,883	17,963,112
SBA Bonds	13,148,556	604,114	—	13,752,670
Taxable Municipal Bonds	957,062	—	55,302	901,760
MBS	108,850,325	507	5,850,308	103,000,524
Total Held To Maturity	$176,622,658	$674,559	$6,707,943	$170,589,274

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury Bonds	$34,511,849	$—	$682,198	$33,829,651
FHLB Bond	1,000,000	—	1,360	998,640
Student Loan Pools	16,387,997	88,489	59,090	16,417,396
SBA Bonds	3,521,293	162,235	—	3,683,528
Taxable Municipal Bonds	951,864	—	60,134	891,730
MBS	111,064,613	29,194	5,451,179	105,642,628
Total HTM	$167,437,616	$279,918	$6,253,961	$161,463,573

At June 30, 2023 and December 31, 2022, 62 and 54 individual investments HTM were in a loss position, including 19 and 6 securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

The estimate of expected credit losses on investments HTM is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label CMO securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.

All mortgage-backed securities issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, there was no allowance for credit losses recorded for investments HTM as of June 30, 2023.

As of June 30, 2023, there were no HTM debt securities that were classified as either nonaccrual or 90 days or more past due and still accruing.

Accrued interest receivable on HTM debt securities totaled $729,000 at June 30, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual investments HTM have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$33,982,656	$709,002	$—	$—	$33,982,656	$709,002
FHLB Bond	988,552	11,448	—	—	988,552	11,448
Student Loan Pools	9,128,369	81,883	—	—	9,128,369	81,883
Taxable Municipal Bonds	901,760	55,302	—	—	901,760	55,302
MBS	74,800,709	2,268,240	28,177,551	3,582,068	102,978,260	5,850,308
	$119,802,046	$3,125,875	$28,177,551	$3,582,068	$147,979,597	$6,707,943

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$33,829,651	$682,198	$—	$—	$33,829,651	$682,198
FHLB Bond	998,640	1,360	—	—	998,640	1,360
Student Loan Pools	6,520,050	59,090	—	—	6,520,050	59,090
Taxable Municipal Bonds	891,730	60,134	—	—	891,730	60,134
MBS	88,351,096	3,145,166	9,334,438	2,306,013	97,685,534	5,451,179
	$130,591,167	$3,947,948	$9,334,438	$2,306,013	$139,925,605	$6,253,961

At June 30, 2023, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $57.1 million and $54.1 million, compared to an amortized cost and fair value of $25.3 million and $24.5 million at December 31, 2022 respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2023	December 31, 2022
Real Estate Loans:
Construction	$104,251,639	$112,793,694
Residential Mortgage	145,685,427	110,056,973
Commercial	259,912,832	252,154,475
Commercial and Agricultural Loans	34,264,896	30,647,975
Consumer Loans:
Home Equity Lines of Credit (HELOC)	32,367,179	31,736,676
Other Consumer	24,841,816	23,598,110
Total Loans Held for Investment, Gross	601,323,789	560,987,903
Less:
Allowance for Credit Losses	12,283,325	11,177,753
Deferred Loan Fees	595,832	806,238
	12,879,157	11,983,991
Total Loans Receivable, Net	$588,444,632	$549,003,912

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023.

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate - Construction
Pass	$10,417,314	$33,771,809	$18,509,413	$5,202,965	$740,273	$1,593,668	$4,998,369	$75,233,811
Caution	2,405,514	17,764,334	1,552,647	3,464,157	424,094	485,558	—	26,096,304
Special Mention	—	29,769	—	—	1,278,716	459,724	—	1,768,209
Substandard	—	—	251,769	139,799	643,260	118,487	—	1,153,315
Total	12,822,828	51,565,912	20,313,829	8,806,921	3,086,343	2,657,437	4,998,369	104,251,639
Current period gross write-offs	—	—	1,270	—	—	—	—	1,270
Real Estate - Mortgage
Pass	14,138,634	30,646,464	11,486,272	14,394,653	4,187,015	24,570,986	10,121,616	109,545,640
Caution	7,112,242	8,822,433	5,453,105	1,733,323	1,637,317	4,980,282	15,940	29,754,642
Special Mention	1,560,414	158,883	905,331	311,988	—	248,084	—	3,184,700
Substandard	—	—	625,439	-	50,342	2,524,664	—	3,200,445
Total	22,811,290	39,627,780	18,470,147	16,439,964	5,874,674	32,324,016	10,137,556	145,685,427
Current period gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	7,539,285	46,985,388	51,586,533	13,254,437	24,446,966	55,660,664	2,320,461	201,793,734
Caution	7,819,570	5,013,012	4,382,223	6,596,059	7,131,281	16,734,598	—	47,676,743
Special Mention	212,500	840,401	461,021	464,443	236,435	3,276,765	99,811	5,591,376
Substandard	—	71,406	59,604	—	—	4,719,969	—	4,850,979
Total	15,571,355	52,910,207	56,489,381	20,314,939	31,814,682	80,391,996	2,420,272	259,912,832
Current period gross write-offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	2,333,570	8,662,633	8,755,005	754,806	554,676	738,092	3,941,547	25,740,329
Caution	3,330,166	1,610,930	1,830,633	75,513	22,353	139,119	728,104	7,736,818
Special Mention	294,217	36,424	122,193	15,321	—	100,055	—	568,210
Substandard	—	22,108	15,998	10,716	12,903	70,914	86,900	219,539
Total	5,957,953	10,332,095	10,723,829	856,356	589,932	1,048,180	4,756,551	34,264,896
Current period gross write-offs	—	—	15,880	—	—	—	—	15,880
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	26,752,709	26,752,709
Caution	—	—	—	—	—	—	4,512,811	4,512,811
Special Mention	—	—	—	—	—	—	450,225	450,225
Substandard	—	—	—	—	—	—	651,434	651,434
Total	—	—	—	—	—	—	32,367,179	32,367,179
Current period gross write-offs	—	—	—	—	—	—	1,488	1,488
Consumer loans
Pass	4,468,903	4,923,483	2,195,606	1,043,745	292,347	255,949	4,540,877	17,720,910
Caution	1,549,087	2,614,321	1,217,032	648,313	283,610	77,027	279,655	6,669,045
Special Mention	59,110	135,813	—	—	—	—	6,285	201,208
Substandard	—	35,355	109,256	55,737	28,165	7,321	14,819	250,653
Total	6,077,100	7,708,972	3,521,894	1,747,795	604,122	340,297	4,841,636	24,841,816
Current period gross write-offs	—	18,658	1,633	—	—	—	50,629	70,920
Total Loans	$63,240,526	$162,144,966	$109,519,080	$48,165,975	$41,969,753	$116,761,926	$59,521,563	$601,323,789

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the balance within each risk category by loan type, excluding loans held for sale, at December 31, 2022.

December 31, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$91,564,058	$18,837,894	$2,013,824	$377,918	$112,793,694
Residential Real Estate	84,028,037	22,372,649	887,874	2,768,413	110,056,973
Commercial Real Estate	196,063,300	47,821,422	3,270,916	4,998,837	252,154,475
Commercial and Agricultural	25,383,994	4,593,283	371,071	299,627	30,647,975
Consumer HELOC	25,693,252	5,018,419	401,550	623,455	31,736,676
Other Consumer	16,515,206	6,725,317	178,638	178,949	23,598,110
Total	$439,247,847	$105,368,984	$7,123,873	$9,247,199	$560,987,903

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	June 30, 2023
	30-59 Days	60-89 Days	90 Days or	Total Past		Total Loans
	Past Due	Past Due	More Past Due	Due	Current	Receivable
Construction Real Estate	$1,058,046	$—	$93,307	$1,151,353	$103,100,286	$104,251,639
Residential Real Estate	464,531	1,107,561	266,093	1,838,185	143,847,242	145,685,427
Commercial Real Estate	1,056,783	20,376	416,813	1,493,972	258,418,860	259,912,832
Commercial and Agricultural	265,959	—	9,923	275,882	33,989,014	34,264,896
Consumer HELOC	182,090	30,293	78,064	290,447	32,076,732	32,367,179
Other Consumer	344,835	64,678	55,778	465,291	24,376,525	24,841,816
Total	$3,372,244	$1,222,908	$919,978	$5,515,130	$595,808,659	$601,323,789

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or	Total Past		Total Loans
	Past Due	Past Due	More Past Due	Due	Current	Receivable
Construction Real Estate	$—	$—	$100,472	$100,472	$112,693,222	$112,793,694
Residential Real Estate	1,557,114	—	471,430	2,028,544	108,028,429	110,056,973
Commercial Real Estate	2,670,997	89,342	354,406	3,114,745	249,039,730	252,154,475
Commercial and Agricultural	5,683	2,113	55,468	63,264	30,584,711	30,647,975
Consumer HELOC	199,414	—	74,159	273,573	31,463,103	31,736,676
Other Consumer	271,774	78,566	17,321	367,661	23,230,449	23,598,110
Total	$4,704,982	$170,021	$1,073,256	$5,948,259	$555,039,644	$560,987,903

At June 30, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows nonaccrual loans by category at the dates indicated.

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Construction Real Estate	$244,776	$—	$244,776	$114,630
Residential Real Estate	1,327,575	—	1,327,575	1,544,762
Commercial Real Estate	4,373,266	—	4,373,266	4,281,975
Commercial and Agricultural	63,020	—	63,020	112,652
Consumer HELOC	467,365	—	467,365	188,540
Other Consumer	79,923	—	79,923	28,671
Total Nonaccrual Loans	$6,555,925	$—	$6,555,925	$6,271,230

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2023:

For the Three Months Ended
June 30, 2023
Construction Real Estate	$—
Residential Real Estate	5,783
Commercial Real Estate	1,461
Commercial and Agricultural	—
Consumer HELOC	66
Other Consumer	768
Total Loans	$8,078

For the Six Months Ended
June 30, 2023
Construction Real Estate	$2,882
Residential Real Estate	6,814
Commercial Real Estate	1,461
Commercial and Agricultural	1,103
Consumer HELOC	66
Other Consumer	911
Total Loans	$13,237

Allowance for Credit Losses

The following table shows the activity in the allowance for credit losses on loans by category for the three and six months ended June 30, 2023 under the CECL methodology:

	Three Months Ended June 30, 2023
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,345,958	$3,072,377	$4,263,822	$1,130,753	$671,526	$642,374	$12,126,810
Provision for credit losses	(149,018)	182,914	158,167	(35,144)	(20,087)	24,168	161,000
Charge-Offs	(1,270)	—	—	—	(1,488)	(35,980)	(38,738)
Recoveries	5,180	5,600	5,017	6,461	4,327	7,668	34,253
Ending Balance	$2,200,850	$3,260,891	$4,427,006	$1,102,070	$654,278	$638,230	$12,283,325

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323,397	$2,124,835	$4,804,282	$874,092	$598,807	$452,340	$11,177,753
Adjustment to allowance for adoption of ASU 2016-13	263,737	461,879	(340,492)	112,452	107,548	179,070	784,194
Provision for credit losses	(394,154)	660,177	(46,817)	119,645	(76,820)	63,969	326,000
Charge-Offs	(1,270)	—	—	(15,880)	(1,488)	(70,920)	(89,558)
Recoveries	9,140	14,000	10,033	11,761	26,231	13,771	84,936
Ending Balance	$2,200,850	$3,260,891	$4,427,006	$1,102,070	$654,278	$638,230	$12,283,325

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

•

Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans:

June 30, 2023
Construction Real Estate	$104,977
Residential Real Estate	1,037,750
Commercial Real Estate	4,116,125
Commercial and Agricultural	31,446
Consumer HELOC	346,744
Total Loans	$5,637,042

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the Incurred Loss methodology. The following table shows the activity in the allowance for loan losses by category for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,336,583	$1,628,316	$4,932,948	$1,242,919	$555,403	$432,794	$11,128,963
Provision for Loan Losses	(239,158)	224,160	(227,132)	159,404	46,567	36,159	—
Charge-Offs	—	—	—	—	—	(11,821)	(11,821)
Recoveries	6,961	18,220	30,498	1,495	4,877	18,761	80,812
Ending Balance	$2,104,386	$1,870,696	$4,736,314	$1,403,818	$606,847	$475,893	$11,197,954

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,401,196	$1,663,423	$4,832,440	$1,241,828	$517,512	$430,765	$11,087,164
Provision for Loan Losses	(312,373)	179,342	(145,605)	137,162	81,749	59,725	—
Charge-Offs	—	—	—	—	—	(43,692)	(43,692)
Recoveries	15,563	27,931	49,479	24,828	7,586	29,095	154,482
Ending Balance	$2,104,386	$1,870,696	$4,736,314	$1,403,818	$606,847	$475,893	$11,197,954

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information related to impaired loans by loan category at December 31, 2022 and for the three and six months ended June 30, 2022 under the Incurred Loss methodology .

	December 31, 2022
	Recorded	Unpaid Principal	Related
Impaired Loans	Investment	Balance	Allowance
Construction Real Estate	$114,630	$114,630	$—
Residential Real Estate	1,089,308	1,626,308	—
Commercial Real Estate	4,281,702	4,281,702	—
Commercial and Agricultural	31,446	926,446	—
Consumer HELOC	48,792	48,792	—
Other Consumer	—	—	—
Total	$5,565,878	$6,997,878	$—

	Three Months Ended June 30,
	2022
	Average Recorded	Interest Income
Impaired Loans	Investment	Recognized
Construction Real Estate	$117,739	$—
Residential Real Estate	1,142,322	—
Commercial Real Estate	756,649	—
Commercial and Agricultural	31,446	—
Consumer HELOC	52,914	—
Other Consumer	—	—
Total	$2,101,070	$—

	Six Months Ended June 30,
	2022
	Average Recorded	Interest Income
Impaired Loans	Investment	Recognized
Construction Real Estate	$118,503	$—
Residential Real Estate	1,153,767	—
Commercial Real Estate	762,720	—
Commercial and Agricultural	31,446	—
Consumer HELOC	53,463	—
Other Consumer	—	—
Total	$2,119,899	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company had two modified loans with a combined balance of $367,000 at June 30, 2023, compared to two modified loans with a combined balance of $385,000 at December 31, 2022.

The Company did not modify any loans to borrowers experiencing financial difficulty during the six months ended June 30, 2023 or 2022.

As of June 30, 2023 and 2022, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this Note 8. The allowance for credit losses - unfunded commitments of $1.1 million and $0 at June 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023
Allowance for Credit Losses - Unfunded Commitments
Beginning Balance	$1,048,614
Provision for unfunded commitments	60,000
Ending Balance	$1,108,614

Six Months Ended June 30, 2023
Allowance for Credit Losses - Unfunded Commitments
Beginning Balance	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,213,614
Reversal of provision for unfunded commitments	(105,000)
Ending Balance	$1,108,614

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type	June 30, 2023	December 31, 2022
Checking	$477,850,717	$510,983,509
Money Market	375,053,531	348,833,623
Savings	97,460,230	108,237,098
Certificates of Deposit	229,108,593	142,031,066
Total	$1,179,473,071	$1,110,085,296

The Company had $5.0 million in brokered deposits, which are included in checking and money market deposits in the above table, at both  June 30, 2023 and December 31, 2022. The Company had $12.5 million and $6.0 million in brokered time deposits, which are included in certificates of deposit in the above table, at June 30, 2023 and December 31, 2022, respectively.  In addition, $81,000 and $98,000, in overdrafts were reclassified to loans at June 30, 2023 and December 31, 2022, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $56.2 million and $30.3 million at June 30, 2023 and December 31, 2022, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $326.6 million and $350.1 million at June 30, 2023 and December 31, 2022, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

	June 30, 2023	December 31, 2022
Within 1 Year	$179,484,148	$97,163,169
After 1 Year, Within 2 Years	43,167,443	31,550,543
After 2 Years, Within 3 Years	2,550,664	6,465,582
After 3 Years, Within 4 Years	3,906,338	3,177,916
After 4 Years, Within 5 Years	—	3,673,856
Total Certificates of Deposit	$229,108,593	$142,031,066

NOTE 10 - BORROWINGS

The Company had $69.2 million in outstanding borrowings under the Board of Governors of the Federal Reserve System (“Federal Reserve”) Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.42% at June 30, 2023 compared to $44.1 million in borrowings from the FRB discount window with a weighted average borrowing rate of 4.50% at December 31, 2022. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window in order to receive a lower fixed rate. Advances made under the BTFP are for up to one year and will be extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate will be fixed for the term of the advance on the day the advance is made. To determine the rate, the BTFP will use the fixed OIS rate based on the effective federal funds rate for a one-year maturity.  Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower on a daily basis. At  June 30, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $163.4 million and $149.7 million, compared to an amortized cost and fair value of $72.6 million and $69.2 million, respectively, at December 31, 2022, respectively.

The Company had $17.9 million and $27.6 million in other borrowings at June 30, 2023 and December 31, 2022, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at June 30, 2023 compared to 0.75% at December 31, 2022. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $45.8 million and $42.7 million at June 30, 2023 and $52.3 million and $49.8 million at December 31, 2022, respectively.

There were no outstanding FHLB advances at June 30, 2023 and December 31, 2022. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's pledged collateral for FHLB advances had an amortized cost and fair value of $58.7 million and $51.3 million at June 30, 2023, and $70.1 million and $61.1 million at December 31, 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 7.25% at June 30, 2023 compared to 6.47% at December 31, 2022. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has had the right to redeem the Capital Securities in whole or in part since September 15, 2011.

As of a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161.

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

Based on its capital levels at June 30, 2023, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2023, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023	(Dollars in Thousands)

Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$144,043	17.7%	$48,774	6.0%	$65,032	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	154,244	19.0%	65,032	8.0%	81,291	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	144,043	17.7%	36,581	4.5%	52,839	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	144,043	10.1%	56,851	4.0%	71,063	5.0%

December 31, 2022
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$141,452	17.8%	$47,714	6.0%	$63,619	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	151,408	19.0%	63,619	8.0%	79,523	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	141,452	17.8%	35,785	4.5%	51,690	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	141,452	10.4%	54,372	4.0%	67,965	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2023, the Bank’s conservation buffer was 11.0%.

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

Investment Securities AFS

Investments AFS are recorded at fair value on a recurring basis. At June 30, 2023, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2023, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

Other Real Estate Owned

Fair value adjustments to OREO are recorded at the lower of the carrying amount of the loan or the fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Foreclosed assets are recorded as nonrecurring Level 3.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis were as follows at the dates indicated:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$53,884,324	$—	$—	$59,156,982	$—
SBA Bonds	—	84,160,160	—	—	99,629,967	—
Tax Exempt Municipal Bonds	—	20,661,788	—	—	21,310,328	—
Taxable Municipal Bonds	—	52,088,780	—	—	50,769,739	—
MBS	—	331,157,574	—	—	319,281,268	—
Total	$—	$541,952,626	$—	$—	$550,148,284	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no liabilities measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022.

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

	June 30, 2023
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,219,997	$—	$1,219,997
Collateral Dependent Loans (1)	—	—	5,637,042	5,637,042
Other Real Estate Owned	—	—	105,000	105,000
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$1,219,997	$6,838,656	$8,058,653

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$913,258	$—	$913,258
Collateral Dependent Loans (1)	—	—	5,565,878	5,565,878
Other Real Estate Owned	—	—	119,700	119,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$913,258	$6,782,192	$7,695,450

(1) Reported net of specific reserves. There were no specific reserves at June 30, 2023 and December 31, 2022.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2023 or December 31, 2022.

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	June 30, 2023			December 31, 2022
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	8%	-	13%	8% - 13%
Other Real Estate Owned	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			30%	30%

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of June 30, 2023 or December 31, 2022.

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

June 30, 2023	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$77,180	$77,180	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investment Securities AFS	541,953	—	541,953	—
Investment Securities HTM	176,623	—	170,589	—
Loans Receivable, Net	588,445	—	—	567,659
FHLB Stock	659	659	—	—
Land Held for Sale	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$950,364	$950,364	$—	$—
Certificates of Deposits	229,109	—	226,115	—
Borrowings from FRB	69,200	68,716	—	—
Other Borrowed Money	17,890	17,890	—	—
Subordinated Debentures	26,500	—	22,741	—
Junior Subordinated Debentures	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2022	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$28,502	$28,502	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investment Securities AFS	550,148	—	550,148	—
Investment Securities HTM	167,438	—	161,464	—
Loans Receivable, Net	549,004	—	—	528,174
FHLB Stock	651	651	—	—
Land Held for Sale	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$968,054	$968,054	$—	$—
Certificates of Deposits	142,031	—	138,382	—
Borrowings from FRB	44,080	44,071	—	—
Other Borrowed Money	27,588	27,588	—	—
Subordinated Debentures	26,500	—	24,435	—
Junior Subordinated Debentures	5,155	—	5,155	—

At June 30, 2023, the Company had $176.1 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Service Fees on Deposit Accounts

The Company earns fees from its deposit customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

ATM and Check Card Fee Income

Check card fee income represents fees earned when a debit card issued by the Company is used.  The Company earns interchange fees from debit cardholder transactions through the Mastercard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card.  Certain expenses directly associated with the debit card are recorded on a net basis with the fee income.

Trust Income

Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Company does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Company, there were no changes in the accounting for trust income.

Gains/Losses on OREO Sales

Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically the delivery of control over the property to the buyer at the time of each real estate closing.

The following table presents the Company's non-interest income for the periods indicated. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, with the exception of gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-interest income:
Gain on Sale of Loans (1)	$201,059	$510,931	$394,940	$1,224,824
Service Fees on Deposit Accounts	301,264	271,887	570,877	529,378
Commissions From Insurance Agency (1)	185,568	245,769	348,367	385,273
Trust Income	457,098	355,673	839,306	720,419
BOLI Income (1)	156,233	148,962	306,437	306,203
ATM and Check Card Fee Income	749,814	704,133	1,551,836	1,421,400
Grant Income	—	170,699	—	170,699
Other (1)	200,193	229,664	439,843	482,846
Total non-interest income	$2,251,229	$2,637,718	$4,451,606	$5,241,042

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the six months ended June 30, 2023, the Company made cash payments in the amount of $258,000 for operating leases. The lease expense recognized during this period was $256,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $227,000.  At June 30, 2023, the Company had ROU assets of $1.6 million and a lease liability of $1.7 million recorded on its consolidated balance sheet compared to ROU assets of $1.9 million and a lease liability of $1.9 million at December 31, 2022. The lease agreements have maturity dates ranging from 2023 through 2028, some of which include options for multiple five or ten year extensions. At June 30, 2023, the remaining weighted average lease term was 3.62 years and the weighted average discount rate used was 3.2%.

At June 30, 2023, maturities of operating lease liabilities for future periods were as follows:

Remainder of 2023	$260,296
2024	522,147
2025	474,815
2026	363,428
2027	147,842
Thereafter	10,371
Total undiscounted lease payments	1,778,899
Less: effect of discounting	(102,097)
Present value of estimated lease payments (lease liability)	$1,676,802

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that there were no subsequent events requiring accrual or disclosure.

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

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions;

•	higher inflation and the impact of current and future monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) in response thereto;
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

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;

•	the transition away from London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
•	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;

•

results of examinations of the Federal Reserve and the Bank by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

•

legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•

changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and

•

other risks described elsewhere in this document and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2023 and December 31, 2022

Assets - Total assets increased $90.9 million to $1.5 billion at June 30, 2023 from $1.4 billion at December 31, 2022. This increase was primarily due to increases in cash and cash equivalents, investments held to maturity ("HTM") and loans receivable, net, which were partially offset by a decrease in investments available for sale ("AFS"). Changes in total assets are shown below.

			Increase (Decrease)
	June 30, 2023	December 31, 2022	$	%
Cash and Cash Equivalents	$77,179,815	$28,502,364	$48,677,451	170.8%
Certificates of Deposits with Other Banks	1,100,045	1,100,045	—	—
Investments AFS	541,952,626	550,148,284	(8,195,658)	(1.5)
Investments HTM	176,622,658	167,437,616	9,185,042	5.5
Total Loans Receivable, Net	589,664,629	549,917,170	39,747,459	7.2
Accrued Interest Receivable	5,003,401	4,810,674	192,727	4.0
OREO	105,000	119,700	(14,700)	(12.3)
Operating Lease ROU Assets	1,633,474	1,860,997	(227,523)	(12.2)
Land Held for Sale	1,096,614	1,096,614	—	—
Premises and Equipment, Net	28,833,709	27,959,793	873,916	3.1
FHLB Stock	658,600	650,600	8,000	1.2
BOLI	27,624,535	27,318,098	306,437	1.1
Goodwill	1,199,754	1,199,754	—	—
Other Assets	19,565,343	19,244,454	320,889	1.7
Total Assets	$1,472,240,203	$1,381,366,163	$90,874,040	6.6%

Cash and cash equivalents increased $48.7 million or 170.8% to $77.2 million at June 30, 2023 compared to $28.5 million at December 31, 2022, as a result of increased deposits and borrowings during the six months ended June 30, 2023.

Investments HTM increased $9.2 million to $176.6 million at June 30, 2023 from $167.4 million at December 31, 2022 as a result of purchases exceeding paydowns and maturities during the six months ended June 30, 2023.  Investments AFS decreased $8.2 million or 1.5% to $542.0 million at June 30, 2023 from $550.1 million at December 31, 2022 as maturities and principal paydowns of investments AFS exceeded purchases during the six months ended June 30, 2023. Investments AFS experienced a $1.0 million increase in fair value during the six months ended June 30, 2023.

Total loans receivable, net, which includes loans held for sale, increased $39.7 million or 7.2% to $589.7 million at June 30, 2023 from $549.9 million at December 31, 2022, primarily due to an increase in residential mortgage, commercial real estate, commercial and agricultural loans originated during the period. All held for investment loan balances increased during the six months ended June 30, 2023 with the exception of construction loans, which decreased $8.5 million or 7.6% to $104.3 million at June 30, 2023 from $112.8 million at December 31, 2022. Commercial real estate loans increased $7.8 million or 3.1% to $259.9 million at June 30, 2023 from $252.2 million at December 31, 2022. Residential mortgage loans increased $35.6 million or 32.4% to $145.7 million at June 30, 2023 from $110.1 million at December 31, 2022. Consumer HELOC increased $631,000 or 2.0% to $32.4 million at June 30, 2023 from $31.7 million at December 31, 2022. Other consumer loans increased $1.2 million or 5.3% to $24.8 million at June 30, 2023 from $23.6 million at December 31, 2022. Loans held for sale increased $307,000 or 33.6% to $1.2 million at June 30, 2023 from $913,000 at December 31, 2022.

Premises and Equipment, net increased $874,000 or 3.1% to $28.8 million at June 30, 2023 from $28.0 million at December 31, 2022 as a result of our newest branch which opened this year as well as improvements to existing branches.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities

Deposit Accounts

Total deposits increased $69.4 million or 6.3% to $1.18 billion at June 30, 2023 from December 31, 2022 primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by decreases in checking and savings accounts. The majority of the Bank’s deposits are originated within the Bank’s immediate market area. The Bank had $12.5 million and $6.0 million in brokered time deposits at June 30, 2023 and December 31, 2022, respectively. The Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in other brokered deposits at both June 30, 2023 and December 31, 2022. At June 30, 2023, the Bank had one deposit relationship totaling approximately 5.2% of outstanding deposits. At December 31, 2022, the Bank had no deposit relationships greater than 5% of outstanding deposits. At June 30, 2023, approximately $326.6 million of our $1.18 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

The Bank had $69.2 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at June 30, 2023, compared to $44.1 million at December 31, 2022. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve's Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing FRB borrowings. The Bank also had $17.9 million in other borrowings at June 30, 2023, compared to $27.6 million and December 31, 2022, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both June 30, 2023 and December 31, 2022, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding, which are described in more detail in “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $3.1 million or 1.9% to $163.3 million at June 30, 2023 from $160.2 million at December 31, 2022. The increase was attributable to year to date net income of $4.5 million combined with a $1.0 million decrease in accumulated other comprehensive loss, net of tax. The decrease in net accumulated other comprehensive loss, net of tax, was related to the unrecognized gain in fair value of investments AFS during the six months ended June 30, 2023. The increases in shareholders' equity were partially offset by a $1.6 million adjustment to retained earnings related to the adoption of ASC 326 on January 1, 2023 and $846,000 in dividends paid to common shareholders during the six months ended June 30, 2023.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended June 30, 2023 and 2022

Net Income

Net income decreased $386,000, or 17.8%, to $1.8 million or $0.55 per basic common share for the quarter ended June 30, 2023 compared to $2.2 million or $0.67 per basic common share for the quarter ended June 30, 2022. The decrease in net income was the result of increases in the provision for credit losses and non-interest expense combined with lower non-interest income, partially offset by an increase in net interest income as a result of increased market interest rates and, to a lesser extent, higher average balances of investments and loans receivable, net. Since March 2022, in response to inflation, the Federal Open Market Committee (“FMOC”) of the Federal Reserve has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the second quarter of 2023, to a range of 5.00% to 5.25% as of June 30, 2023.  Subsequent to June 30, 2023, the FOMC raised the target range for the federal funds rate by an additional 25 basis points.  As it continues to seek to control inflation without creating a recession, the FOMC has indicated further increases may be implemented during calendar 2023.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended June 30, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended June 30, 2023 and 2022.

	Quarter Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$596,375	$8,072	5.41%	$517,732	$6,205	4.79%
Taxable Investments	693,506	6,858	3.96	685,032	2,855	1.67
Non-taxable Investments	20,767	187	3.61	44,702	333	2.98
Deposits with other Banks	37,426	467	4.99	36,014	54	0.60
Total Interest-Earning Assets	$1,348,074	$15,584	4.62%	$1,283,480	$9,447	2.94%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$671,595	$4,549	2.71%	$706,739	$251	0.14%
Certificates Accounts	209,350	622	1.19	151,820	147	0.39
Total Interest-Bearing Deposits	880,945	5,171	2.35	858,559	398	0.16
Other Borrowings (2)	91,626	823	3.59	35,780	17	0.19
Junior Subordinated Debentures	5,155	87	6.76	5,155	35	2.73
Subordinated Debentures	26,500	348	5.25	30,000	394	5.25
Total Interest-Bearing Liabilities	$1,004,226	$6,429	2.56%	$929,494	$844	0.36%
Net Interest Rate Spread			2.06%			2.58%
Tax Equivalent Net Interest Income/Margin		$9,155	2.72%		$8,603	2.60%
Less: tax equivalent adjustment		31			60
Net Interest Income		$9,124			$8,543

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income increased $581,000 or 6.8% to $9.1 million during the quarter ended June 30, 2023, compared to $8.5 million for the same quarter in 2022. During the quarter ended June 30, 2023, average interest-earning assets increased $64.6 million or 5.0% to $1.35 billion from $1.28 billion for the same quarter in 2022, while average interest-bearing liabilities increased $74.7 million or 8.0% to $1.0 billion for the quarter ended June 30, 2023 from $929.5 million for the comparable quarter in 2022. The Company's net interest margin was 2.72% for the quarter ended June 30, 2023 compared to 2.60% for the comparable quarter in 2022. The Company's net interest spread on a tax equivalent basis was 2.06% for the quarter ended June 30, 2023 compared to 2.58% for the quarter ended June 30, 2022.

Interest Income

Total tax-equivalent interest income increased $6.1 million or 65.0% to $15.6 million for the quarter ended June 30, 2023 compared to $9.4 million for the same period in 2022.

Interest income on loans increased $1.9 million or 30.1% to $8.1 million for the quarter ended June 30, 2023 from $6.2 million for the second quarter of 2022. The increase in loan interest income was the result of a $78.6 million increase in the average loan portfolio balance combined with a 62 basis point increase in the average yield on loans receivable AS ADJUSTABLE-RATE LOAns reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $4.0 million or 140.2% to $6.9 million during the quarter ended June 30, 2023 from $2.9 million for the second quarter of 2022, due to a $8.5 million increase in the average balance of taxable investments combined with a 229 basis point increase in the average yield to 3.96%, reflecting higher market interest rates. Tax equivalent interest income from non-taxable investments decreased $146,000 to $187,000 during the quarter ended June 30, 2023 due to a $23.9 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks increased $413,000 during the quarter ended June 30, 2023 to $467,000, due to a $1.4 million increase in the average balance of these assets combined with a significant increase in the average yield earned on these assets due to increased market interest rates.

Interest Expense

Total interest expense increased $5.6 million or 661.9% to $6.4 million for the quarter ended June 30, 2023 compared to $844,000 for the same quarter in 2022 due to an increase in market interest rates combined with a $74.7 million increase in the average balance of these liabilities.

Interest expense on deposits increased $4.8 million to $5.2 million for the quarter ended June 30, 2023 from $398,000 for the second quarter of 2022, due to an increase of 219 basis points in the average cost combined with a $22.4 million increase in the average balance of interest-bearing deposit accounts. Interest expense on FRB and other borrowings increased $805,000 during the quarter due to a $55.8 million increase in the average balance of these liabilities combined with an increase of 340 basis points in the average cost of these liabilities. Interest expense on the junior subordinated debentures increased due to increased floating interest rates reflecting higher market interest rates.

Provision for Credit Losses

The amount of the provision and the adequacy of the allowance for credit losses for loans and unfunded commitments is determined by management’s on-going monthly analysis. The Company has policies and procedures in place for evaluating and monitoring the overall credit quality of the loan portfolio and for timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for credit losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors. Management’s review of the adequacy of the allowance includes three main components.

The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. The Company calculates the allowance for credit losses for each loan pool using a remaining life loss methodology with a two quarter reasonable and supportable forecast period and an immediate reversion period. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the allowance for credit losses on loans. The Company uses its own internal data to measure historical credit loss experience within the loan pools with similar risk characteristics over an economic cycle. The Company then forecasts the calculated historical loss rates over the calculated remaining life of loans by pool. The second component of management’s monthly analysis is the specific review and evaluation of significant individually evaluated collateral dependent loans identified through the Company’s internal monitoring system. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses on loans is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The third component is an analysis of changes in qualitative factors that may affect the portfolio, including but not limited to: relevant economic trends that could impact borrowers’ ability to repay, industry trends, changes in the volume and composition of the portfolio, credit concentrations, or lending policies and the experience and ability of the staff and Board of Directors.

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

In addition, management performs a quarterly analysis of the Company's investment securities classified as available for sale and held to maturity.

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities is excluded from the estimate of credit losses.

The estimate of expected credit losses on held to maturity debt securities is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.

All mortgage-backed held to maturity securities issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria are not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Based on the foregoing, the Company recorded a $221,000 provision for credit losses under the CECL methodology during the quarter ended June 30, 2023 compared to no provision for loan losses under the Incurred Loss methodology during the quarter ended June 30, 2022.  For additional information of the changes in the allowance for credit losses, see “Note 3 – Summary of Significant Accounting Policies", "Note 6 - Investments, Available for Sale", "Note 7 - Investments, Held to Maturity, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income decreased $386,000 or 14.7% to $2.3 million for the quarter ended June 30, 2023 compared to $2.6 million for the quarter ended June 30, 2022. The decrease was primarily due to a $310,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases. In addition, there was no grant income recorded during the quarter ended June 30, 2023 compared to $171,000 for the quarter ended June 30, 2022.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $480,000 or 5.7% to $8.9 million for the quarter ended June 30, 2023 compared to $8.4 million for the quarter ended June 30, 2022. The following table summarizes the changes in non-interest expense:

	Quarter Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Compensation and Employee Benefits	$5,024,089	$4,904,606	$119,483	2.4%
Occupancy	772,722	694,650	78,072	11.2%
Advertising	261,801	279,596	(17,795)	(6.4)%
Depreciation and Maintenance of Equipment	598,388	585,216	13,172	2.3%
FDIC Insurance Premiums	217,503	84,183	133,320	158.4%
Write down of Land Held for Sale	—	93,733	(93,733)	(100.0)%
Consulting	142,396	169,231	(26,835)	(15.9)%
Debit Card Expense	352,287	326,344	25,943	7.9%
Data Processing	315,844	278,687	37,157	13.3%
Other	1,223,613	1,012,303	211,310	20.9%
Total Non-Interest Expense	$8,908,643	$8,428,549	$480,094	5.7%

The increase in non-interest expense was primarily due to increases in compensation and employee benefits, occupancy, FDIC insurance premiums, data processing expenses and other non-interest expenses during the second quarter of 2023, which were partially offset by a decrease in write-down of land held for sale.

Compensation and employee benefits increased $119,000 or 2.4% to $5.0 million for the quarter ended June 30, 2023 when compared to the quarter ended June 30, 2022 due to general annual cost of living increases, an increase in the number of full time equivalent employees as a result of our newest branch added in 2023 and the overall growth of the Company. Occupancy and other non-interest expenses also increased during the second quarter of 2023 due to increased operations and the addition of our newest branch located in Augusta, Georgia.

FDIC insurance premiums increased $133,000 or 158.4% to $218,000 for the quarter ended June 30, 2023 COMPARED TO THE SAME PERIOD IN 2022 due to increased insurance rates applied in 2023 compared to 2022.

Provision For Income Taxes

The provision for income taxes decreased $121,000 or 20.6% to $468,000 for the quarter ended June 30, 2023 from $589,000 for the same period in 2022 due to lower net income before taxes in 2023. Pre-tax net income was $2.2 million for the quarter ended June 30, 2023 compared to $2.8 million for the second quarter of 2022. The Company’s combined federal and state effective income tax rate was 20.8% and 21.4% for the quarters ended June 30, 2023 and 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net Income

Net income increased $739,000, or 19.9%, to $4.5 million or $1.37 per basic common share for the six months ended June 30, 2023 compared to $3.7 million or $1.14 per basic common share for the six months ended June 30, 2022. The increase in net income was primarily due to an increase in net interest income as a result of increased market interest rates and, to a lesser extent, higher average balances of investments and loans receivable, net.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the six months ended June 30, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$583,323	$15,482	5.31%	$517,061	$12,302	4.76%
Taxable Investments	696,225	13,467	3.87	673,236	5,059	1.50
Non-taxable Investments	20,926	384	3.68	44,705	781	3.49
Deposits with other Banks	20,599	502	4.87	20,919	56	0.54
Total Interest-Earning Assets	$1,321,073	$29,835	4.52%	$1,255,921	$18,198	2.90%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$671,857	$6,055	1.80%	$701,395	$474	0.14%
Certificates Accounts	186,704	2,031	2.18	155,886	269	0.35
Total Interest-Bearing Deposits	858,561	8,086	1.88	857,281	743	0.16
Other Borrowings (2)	84,603	1,450	3.43	42,530	47	0.22
Junior Subordinated Debentures	5,155	171	6.62	5,155	61	2.38
Subordinated Debentures	26,500	696	5.25	30,000	787	5.25
Total Interest-Bearing Liabilities	$974,819	$10,403	2.13%	$934,966	$1,638	0.35%
Net Interest Rate Spread			2.39%			2.55%
Tax Equivalent Net Interest Income/Margin		$19,432	2.94%		$16,560	2.60%
Less: tax equivalent adjustment		64			111
Net Interest Income		$19,368			$16,449

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income increased $2.9 million or 17.7% to $19.4 million during the six months ended June 30, 2023, compared to $16.4 million for the same period in 2022. During the six months ended June 30, 2023, average interest-earning assets increased $65.2 million or 5.2% to $1.32 billion from $1.26 billion for the same period in 2022, while average interest-bearing liabilities increased $39.9 million or 4.3% to $974.8 million for the six months ended June 30, 2023 from $934.9 million for the six months ended June 30, 2022. The Company's net interest margin was 2.94% for the six months ended June 30, 2023 compared to 2.60% for the six months ended June 30, 2022. The Company's net interest spread on a tax equivalent basis was 2.39% for the six months ended June 30, 2023 compared to 2.55% for the six months ended June 30, 2022.

Interest Income

Total tax-equivalent interest income increased $11.6 million or 63.9% to $29.8 million for the six months ended June 30, 2023 compared to $18.2 million for the same period in 2022.

Interest income on loans increased $3.2 million or 25.8% to $15.5 million for the six months ended June 30, 2023 from $12.3 million for the first six months of 2022. The increase in loan interest income was the result of a $66.3 million increase in the average loan portfolio balance combined with a 55 basis point increase in the average yield on loans receivable AS ADJUSTABLE-RATE LOANS RESET AND NEW LOANS WERE ORIGINATED AT HIGHER MARKET INTEREST RATES.

Interest income from taxable investments increased $8.4 million or 166.2% to $13.5 million during the six months ended June 30, 2023 from $5.1 million for the first six months of 2022, due to a $23.0 million increase in the average balance of taxable investments combined with a 237 basis point increase in the average yield to 3.87%, REFLECTING HIGHER MARKET INTEREST RATES. Tax equivalent interest income from non-taxable investments decreased $397,000 to $384,000 during the six months ended June 30, 2023 due to a decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks increased $445,000 during the six months ended June 30, 2023 to $502,000 due to a significant increase in the average yield earned on these assets due to increased market interest rates.

Interest Expense

Total interest expense increased $8.8 million or 534.9% to $10.4 million for the six months ended June 30, 2023 compared to $1.6 million for the same period in 2022 due to an increase in market interest rates combined with a $39.9 million increase in the average balance of these liabilities.

Interest expense on deposits increased $7.3 million to $8.1 million for the six months ended June 30, 2023 from $743,000 for the first six months of 2022, due to an increase of 172 basis points in the average cost combined with a $1.3 million increase in the average balance of interest-bearing deposit accounts. Interest expense on FRB and other borrowings increased $1.4 million during the six months ended June 30, 2023 due to a $42.1 million increase in the average balance of these liabilities combined with an increase of 321 basis points in the average cost of these liabilities. Interest expense on the junior subordinated debentures increased due to increased floating interest rates reflecting higher market interest rates.

Provision for Credit Losses

The Company recorded a $221,000 provision for credit losses for the six months ended June 30, 2023 and no provision for credit losses of the six months ended June 30, 2022. The Company adopted the CECL methodology effective January 1, 2023. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The adoption of CECL had an insignificant impact on the Company's HTM and AFS securities portfolios. Results for reporting periods beginning after January 1, 2023 are presented under the CECL methodology while prior period amounts continue to be reported under the Incurred Loss methodology. For additional information on the provision and the allowance for credit losses, see “Note 3 – Summary of Significant Accounting Policies" and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

Based on the foregoing, the Company recorded $221,000 and $0 in provisions for credit losses for the six months ended June 30, 2023 and 2022, respectively. For additional details of the changes in the allowance for credit losses, see “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income decreased $789,000 or 15.1% to $4.5 million for the six months ended June 30, 2023 compared to $5.2 million for the six months ended June 30, 2022. The decrease was primarily due to a $830,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases. In addition, there was no grant income recorded during the six months ended June 30, 2023 compared to $171,000 for the six months ended June 30, 2022. These decreases were partially offset by increases in trust income and ATM and check card fee income. ATM and check card fee income increased $130,000 or 9.2% to $1.6 million during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, due to a new interchange service provider that pays the Bank more fees per transaction. For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $916,000 or 5.4% to $17.9 million for the six months ended June 30, 2023 compared to $17.0 million for the six months ended June 30, 2022. The following table summarizes the changes in non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Compensation and Employee Benefits	$10,264,885	$9,961,226	$303,659	3.0%
Occupancy	1,579,156	1,407,436	171,720	12.2%
Advertising	506,396	539,929	(33,533)	(6.2)%
Depreciation and Maintenance of Equipment	1,186,347	1,138,537	47,810	4.2%
FDIC Insurance Premiums	307,809	196,225	111,584	56.9%
Write down of Land Held for Sale	—	433,077	(433,077)	(100.0)%
Consulting	355,731	333,981	21,750	6.5%
Debit Card Expense	688,933	610,133	78,800	12.9%
Data Processing	628,077	513,078	114,999	22.4%
Other	2,421,897	1,889,771	532,126	28.2%
Total Non-Interest Expense	$17,939,231	$17,023,393	$915,838	5.4%

The increase in non-interest expense was primarily due to increases in compensation and employee benefits, occupancy expense and other non-interest expenses during the first six months of 2023, which were partially offset by a decrease in writedowns of land held for sale.

Compensation and employee benefits increased $304,000 or 3.0% to $10.3 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 due to general annual cost of living increases, an increase in the number of full time equivalent employees as a result of our newest branch added in 2023 and the overall growth of the Company. Occupancy and other non-interest expenses also increased during the first six months of 2023 due to increased operations and the addition of our newest branch located in Augusta, Georgia.

FDIC insurance premiums increased $112,000 or 56.9% to $308,000 for the six months ended June 30, 2023, compared to the same period in 2022, due to increased insurance rates applied in 2023 compared to 2022.

Provision For Income Taxes

The provision for income taxes increased $253,000 or 26.5% to $1.2 million for the six months ended June 30, 2023 from $954,000 for the same period in 2022 due to higher net income before taxes in 2023. Pre-tax net income was $5.7 million for the six months ended June 30, 2023 compared to $4.7 million for the first six months of 2022. The Company’s combined federal and state effective income tax rate was 21.3% and 20.4% for the six months ended June 30, 2023 and 2022, respectively.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments. The Bank had $176.1 million in unused commitments to extend credit and standby letters of credit at June 30, 2023.

During the six months ended June 30, 2023, loan disbursements exceeded loan repayments resulting in a $39.7 million or 7.2% increase in total net loans receivable. Also during the six months ended June 30, 2023, deposits increased $69.4 million or 6.3%. The Bank had no outstanding FHLB advances at June 30, 2023 with $389.8 million in additional borrowing capacity at the FHLB at that date. The Bank had $69.2 million of outstanding borrowings from the BTFP at June 30, 2023, which was collateralized by investments with a fair market value of $149.7 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and investment AFS totaled $618.7 million at June 30, 2023. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $179.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2023, Security Federal had liquid assets of $26.5 million.  In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.13 per share, our average total dividend paid each quarter would be approximately $423,000 based on the number of outstanding shares at June 30, 2023.

At June 30, 2023, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 17.7%, 10.1%, 17.7%, and 19.0%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2023 the Bank’s conservation buffer was 11.0%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the six months ended June 30, 2023, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.38%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2023 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

(5)         Filed on May 24, 2006 as an exhibit to the Company’s Current Report  Statement and incorporated on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(6)         Filed on March 28, 2018, as an exhibit to the Company's Proxy Statement dated March 20, 2018 and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	August 11, 2023	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 11, 2023	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative