Form 10-Q
period 2023-09-30
SECURITY FEDERAL CORP
filed 2023-11-13
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	November 13, 2023	3,240,819

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$84,223,575	$28,502,364
Certificates of Deposit with Other Banks	1,100,045	1,100,045
Investments:
Available For Sale ("AFS")	531,421,573	550,148,284
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $166,638,696 and $161,463,573 at September 30, 2023 and December 31, 2022, Respectively)	174,136,215	167,437,616
Total Investments	705,557,788	717,585,900
Loans Receivable, Net:
Held For Sale	1,053,486	913,258
Held For Investment (Net of Allowance for Credit Losses of $12,348,125 and $11,177,753 at September 30, 2023 and December 31, 2022, Respectively)	596,975,716	549,003,912
Total Loans Receivable, Net	598,029,202	549,917,170
Accrued Interest Receivable:
Loans	1,548,714	1,462,039
Investments	3,848,991	3,348,635
Total Accrued Interest Receivable	5,397,705	4,810,674
Operating Lease Right-of-Use ("ROU") Assets	1,518,473	1,860,997
Land Held for Sale	938,214	1,096,614
Premises and Equipment, Net	28,703,449	27,959,793
Federal Home Loan Bank ("FHLB") Stock, at Cost	921,900	650,600
Other Real Estate Owned ("OREO")	—	119,700
Bank Owned Life Insurance ("BOLI")	27,787,273	27,318,098
Goodwill	1,199,754	1,199,754
Other Assets	21,952,627	19,244,454
Total Assets	$1,477,330,005	$1,381,366,163
LIABILITIES:
Deposit Accounts	$1,186,053,024	$1,110,085,296
Borrowings from Federal Reserve Bank ("FRB")	69,200,000	44,080,000
Other Borrowings	19,043,445	27,588,147
Junior Subordinated Debentures	5,155,000	5,155,000
Subordinated Debentures	26,500,000	26,500,000
Operating Lease Liabilities	1,559,558	1,904,285
Other Liabilities	10,823,070	5,819,807
Total Liabilities	$1,318,334,097	$1,221,132,535
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at September 30, 2023 and December 31, 2022	$82,949,000	$82,949,000
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,455,446 and 3,453,817 Shares Issued and 3,241,813 and 3,252,884 Shares Outstanding at September 30, 2023 and December 31, 2022, Respectively	34,555	34,538
Additional Paid-In Capital ("APIC")	18,268,955	18,230,187
Treasury Stock, at Cost; 213,633 and 200,933 Shares Outstanding at September 30, 2023 and December 31, 2022, Respectively	(4,622,812)	(4,330,712)
Accumulated Other Comprehensive Loss ("AOCI")	(45,491,780)	(40,778,646)
Retained Earnings	107,857,990	104,129,261
Total Shareholders' Equity	$158,995,908	$160,233,628
Total Liabilities and Shareholders' Equity	$1,477,330,005	$1,381,366,163

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income:
Loans	$8,401,769	$6,306,312	$23,883,621	$18,608,294
Investments	7,716,956	4,892,385	21,504,681	10,621,563
Other	703,417	94,436	1,204,972	150,699
Total Interest Income	16,822,142	11,293,133	46,593,274	29,380,556
Interest Expense:
Deposits	6,068,893	675,765	14,155,442	1,418,462
FHLB Advances and Other Borrowed Money	862,273	44,386	2,312,602	91,389
Subordinated Debentures	349,290	389,375	1,044,915	1,176,875
Junior Subordinated Debentures	95,810	49,842	266,550	111,094
Total Interest Expense	7,376,266	1,159,368	17,779,509	2,797,820
Net Interest Income	9,445,876	10,133,765	28,813,765	26,582,736
Provision for Credit Losses	—	—	221,000	—
Net Interest Income After Provision for Credit Losses	9,445,876	10,133,765	28,592,765	26,582,736
Non-Interest Income:
Gain on Sale of Loans	135,488	287,081	530,428	1,511,905
Service Fees on Deposit Accounts	318,966	279,909	889,843	809,287
Commissions From Insurance Agency	200,278	235,506	548,645	620,779
Trust Income	458,070	363,830	1,297,376	1,084,249
BOLI Income	162,737	150,999	469,175	457,202
ATM and Check Card Fee Income	736,200	687,773	2,288,036	2,109,173
Grant Income	—	—	—	170,699
Other	156,190	219,289	596,032	702,135
Total Non-Interest Income	2,167,929	2,224,387	6,619,535	7,465,429
Non-Interest Expense:
Compensation and Employee Benefits	4,962,028	5,019,920	15,226,913	14,981,146
Occupancy	807,286	703,310	2,386,442	2,110,746
Advertising	256,218	153,460	762,614	693,389
Depreciation and Maintenance of Equipment	657,278	521,833	1,843,625	1,670,857
FDIC Insurance Premiums	153,732	87,858	461,541	284,083
Write-down of Land Held for Sale	—	—	—	433,077
Consulting	167,583	179,318	523,314	513,299
Debit Card Expenses	347,980	307,092	1,036,913	917,225
Data Processing	314,329	229,906	942,406	732,497
Other	1,257,359	1,074,988	3,679,256	2,964,759
Total Non-Interest Expense	8,923,793	8,277,685	26,863,024	25,301,078
Income Before Income Taxes	2,690,012	4,080,467	8,349,276	8,747,087
Provision for Income Taxes	567,970	854,664	1,774,937	1,808,450
Net Income	2,122,042	3,225,803	6,574,339	6,938,637
Net Income Per Common Share (Basic)	$0.65	$0.99	$2.02	$2.13
Cash Dividend Per Share on Common Stock	$0.13	$0.12	$0.39	$0.64
Weighted Average Shares Outstanding (Basic)	3,248,226	3,252,884	3,251,610	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2023	2022
Net Income	$2,122,042	$3,225,803
Other Comprehensive Loss:
Unrealized Holding Losses on Investments AFS, Net of Tax Benefit of $(2,099,960) and $(4,263,005) at September 30, 2023 and 2022, Respectively	(5,741,337)	(13,137,592)
Amortization of Unrealized Losses on Investments AFS Transferred to Investments HTM, Net of Tax Expense of $505 and $757 at September 30, 2023 and 2022, Respectively	1,516	2,270
Other Comprehensive Loss, Net of Tax	(5,739,821)	(13,135,322)
Comprehensive Loss	$(3,617,779)	$(9,909,519)

	Nine Months Ended September 30,
	2023	2022
Net Income	$6,574,339	$6,938,637
Other Comprehensive Loss:
Unrealized Holding Losses on Investments AFS, Net of Tax Benefit of $(1,781,119) and $(15,155,441) at September 30, 2023 and 2022, Respectively	(4,719,514)	(46,736,556)
Amortization of Unrealized Losses on Investments AFS Transferred to Investments HTM, Net of Tax Expense of $2,127 and $1,376 at September 30, 2023 and 2022, Respectively	6,380	4,127
Other Comprehensive Loss, Net of Tax	(4,713,134)	(46,732,429)
Comprehensive Income (Loss)	$1,861,205	$(39,793,792)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$—	$34,538	$18,230,187	$(4,330,712)	$5,215,107	$96,373,405	$115,522,525
Net Income	—	—	—	—	—	1,549,031	1,549,031
Other Comprehensive Loss, Net of Tax	—	—	—	—	(20,222,858)	—	(20,222,858)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at March 31, 2022	$—	$34,538	$18,230,187	$(4,330,712)	$(15,007,751)	$97,532,090	$96,458,352
Net Income	—	—	—	—	—	2,163,803	2,163,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,374,249)	—	(13,374,249)
Preferred Stock issuance	82,949,000	—	—	—	—	—	82,949,000
Cash Dividends on Common Stock	—	—	—	—	—	(1,301,154)	(1,301,154)
Balance at June 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(28,382,000)	$98,394,739	$166,895,752
Net Income	—	—	—	—	—	3,225,803	3,225,803
Other Comprehensive Loss, Net of Tax	—	—	—	—	(13,135,322)	—	(13,135,322)
Cash Dividends on Common Stock	—	—	—	—	—	(390,346)	(390,346)
Balance at September 30, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(41,517,322)	$101,230,196	$156,595,887

	Preferred Stock	Common Stock	APIC	Treasury Stock	AOCI (Loss)	Retained Earnings	Total
Balance at December 31, 2022	$82,949,000	$34,538	$18,230,187	$(4,330,712)	$(40,778,646)	$104,129,261	$160,233,628
Adoption of ASU 2016-13	—	—	—	—	—	(1,578,271)	(1,578,271)
Net Income	—	—	—	—	—	2,674,100	2,674,100
Other Comprehensive Income, Net of Tax	—	—	—	—	5,577,801	—	5,577,801
Employee Stock Purchase Plan	—	3	8,411	—	—	—	8,414
Cash Dividends on Common Stock	—	—	—	—	—	(422,917)	(422,917)
Balance at March 31, 2023	$82,949,000	$34,541	$18,238,598	$(4,330,712)	$(35,200,845)	$104,802,173	$166,492,755
Net Income	—	—	—	—	—	1,778,197	1,778,197
Other Comprehensive Loss, Net of Tax	—	—	—	—	(4,551,114)	—	(4,551,114)
Employee Stock Purchase Plan	—	6	11,903	—	—	—	11,909
Cash Dividends on Common Stock	—	—	—	—	—	(422,986)	(422,986)
Balance at June 30, 2023	$82,949,000	$34,547	$18,250,501	$(4,330,712)	$(39,751,959)	$106,157,384	$163,308,761
Net Income	—	—	—	—	—	2,122,042	2,122,042
Other Comprehensive Loss, Net of Tax	—	—	—	—	(5,739,821)	—	(5,739,821)
Purchase of Treasury Stock	—	—	—	(292,100)	—	—	(292,100)
Employee Stock Purchase Plan	—	8	18,454	—	—	—	18,462
Cash Dividends on Common Stock	—	—	—	—	—	(421,436)	(421,436)
Balance at September 30, 2023	$82,949,000	$34,555	$18,268,955	$(4,622,812)	$(45,491,780)	$107,857,990	$158,995,908

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,574,339	$6,938,637
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,624,483	1,460,975
Discount Accretion and Premium Amortization, net	3,073,976	5,314,299
Provision for Credit Losses	221,000	—
Earnings on BOLI	(469,175)	(457,202)
Gain on Sales of Loans	(530,428)	(1,511,905)
Write-down of Land Held for Sale	—	433,077
Loss on Sale of Land Held for Sale	9,459	—
Write-down of OREO	14,700	10,000
Gain on Sale of OREO	(2,326)	—
Amortization of Operating Lease ROU Assets	342,524	278,336
Proceeds From Sale of Loans Held For Sale	18,450,690	47,464,791
Origination of Loans Held For Sale	(18,060,490)	(44,055,483)
Increase in Accrued Interest Receivable	(587,031)	(740,945)
Change in Other Assets	(920,674)	326,700
Change in Lease Liabilities and Other Liabilities	4,813,536	816,535
Net Cash Provided By Operating Activities	$14,554,583	$16,277,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments AFS	$(40,275,444)	$(59,674,541)
Proceeds from Paydowns and Maturities of Investments AFS	49,327,581	83,769,857
Purchase of Investments HTM	(16,936,251)	(118,798,583)
Proceeds from Paydowns and Maturities of Investments HTM	10,337,617	4,333,488
Purchase of FHLB Stock	(696,300)	(64,800)
Redemption of FHLB Stock	425,000	—
Increase in Loans Receivable	(49,926,075)	(25,494,867)
Proceeds from Sale of Land Held for Sale	148,941	—
Proceeds from Sale of OREO	107,326	—
Purchase and Improvement of Premises and Equipment	(2,368,139)	(3,647,767)
Net Cash Used By Investing Activities	$(49,855,744)	$(119,577,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$75,967,728	$2,853,782
(Decrease) Increase in Other Borrowings, Net	(8,544,702)	12,023,722
Proceeds from FRB Borrowings	346,055,000	202,980,000
Repayment of FRB Borrowings	(320,935,000)	(201,980,000)
Purchase of Treasury Stock	(292,100)	—
Issuance of Preferred Stock	—	82,949,000
Proceeds from Employee Stock Purchase Plan	38,785	—
Repurchase of Subordinated Debenture	—	(1,000,000)
Dividends to Common Stock Shareholders	(1,267,339)	(2,081,846)
Net Cash Provided By Financing Activities	$91,022,372	$95,744,658
Net Increase (Decrease) in Cash and Cash Equivalents	55,721,211	(7,554,740)
Cash and Cash Equivalents at Beginning of Period	28,502,364	27,622,851
Cash and Cash Equivalents at End of Period	$84,223,575	$20,068,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$15,100,087	$2,417,879
Cash Paid for Taxes	2,021,315	1,099,000
Non-Cash Transactions:
Other Comprehensive Loss	(4,713,134)	(46,732,429)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2022 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended  December 31, 2022 (“2022 10-K”) when reviewing interim financial statements. The unaudited consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The adoption of CECL had an insignificant impact on the Company's investments HTM and investments AFS portfolios. The Company recorded a net decrease to retained earnings of $1.6 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023.  As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on investments AFS was not deemed material.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $946,000 at  September 30, 2023 and was excluded from the estimate of credit losses.  The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data. See "Note 7 - Investments, Held to Maturity" with regards to the investments HTM portfolio major security types.

All mortgage-backed securities issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.As a result, no allowance for credit losses was recorded on investments HTM at September 30, 2023.

Allowance for Credit Losses – Available for Sale Securities

For investments AFS, management evaluates all securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the AFS portfolio.

Accrued interest receivable on investments AFS totaled $2.9 million at September 30, 2023 and was excluded from the estimate of credit losses.

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

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered past due when a scheduled payment has not been received 30 days after the contractual due date.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

•

Commercial - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation. Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. Typically, non-owner occupied commercial real estate loans are secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate. The primary risk associated with non-owner occupied commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company records an allowance for credit losses - unfunded commitments unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded commitments, which is included in the provision for credit losses in the Company’s consolidated income statements. The allowance for credit losses - unfunded commitments is estimated by loan segment at each balance sheet date under CECL using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses - unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In December 2022, the Financial Accounting Standards Board (“FASB”) issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate ("LIBOR") tenors were not discontinued as of December 31, 2021, and some tenors would not be published until June 2023. The amendments are effective immediately for all entities and are applied prospectively. These amendments did not have a material effect on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2023 or 2022; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended September 30,
	2023			2022
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,122,042	3,248,226	$0.65	$3,225,803	3,252,884	$0.99

	Nine Months Ended September 30,
	2023			2022
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$6,574,339	3,251,610	$2.02	$6,938,637	3,252,884	$2.13

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2023 and 2022, the Company had no options outstanding and there was no activity during the three and nine months ended September 30, 2023 and 2022. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments AFS at the dates indicated were as follows:

	September 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Student Loan Pools	$53,149,118	$93,233	$(748,230)	$52,494,121
Small Business Administration (“SBA”) Bonds	80,809,436	408,529	(3,291,469)	77,926,496
Tax Exempt Municipal Bonds	21,486,631	108,726	(2,123,259)	19,472,098
Taxable Municipal Bonds	64,689,585	—	(15,278,275)	49,411,310
Mortgage-Backed Securities ("MBS")	371,796,460	3,408	(39,682,320)	332,117,548
Total Investments AFS	$591,931,230	$613,896	$(61,123,553)	$531,421,573

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Student Loan Pools	$60,854,658	$11,647	$(1,709,323)	$59,156,982
SBA Bonds	102,292,600	584,290	(3,246,923)	99,629,967
Tax Exempt Municipal Bonds	22,536,806	405,341	(1,631,819)	21,310,328
Taxable Municipal Bonds	65,249,883	—	(14,480,144)	50,769,739
MBS	353,223,361	29,861	(33,971,954)	319,281,268
Total Investments AFS	$604,157,308	$1,031,139	$(55,040,163)	$550,148,284

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the MBS included in the tables above and below are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS in the tables above and below are private label CMO securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government.  At September 30, 2023, the Company held an amortized cost and fair value of $83.1 million and $75.3 million in private label CMO securities, compared to an amortized cost and fair value of $60.1 million and $53.8 million at December 31, 2022, respectively. There was no allowance for credit losses recorded on investments AFS as of September 30, 2023.

The amortized cost and fair value of investments AFS at September 30, 2023, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings set forth in the table below.

	September 30, 2023
Investments AFS:	Amortized Cost	Fair Value
One Year or Less	$13,693	$13,525
After One – Five Years	6,593,553	6,546,193
After Five – Ten Years	76,090,051	69,654,980
More Than Ten Years	137,437,473	123,089,327
MBS AFS	371,796,460	332,117,548
Total AFS	$591,931,230	$531,421,573

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2023, the amortized cost and fair value of investments AFS pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $516.2 million and $461.8 million, compared to an amortized cost and fair value of $318.0 million and $297.0 million at December 31, 2022, respectively.

There were no sales of investments AFS during the nine months ended September 30, 2023 and 2022; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following table shows the gross unrealized losses and estimated fair value of investments AFS for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2023.

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Student Loan Pools	$411,097	$(964)	$45,703,435	$(747,266)	$46,114,532	$(748,230)
SBA Bonds	3,492,535	(8,044)	39,107,655	(3,283,425)	42,600,190	(3,291,469)
Tax Exempt Municipal Bonds	3,648,687	(71,499)	12,414,886	(2,051,760)	16,063,573	(2,123,259)
Taxable Municipal Bonds	—	—	49,411,310	(15,278,275)	49,411,310	(15,278,275)
MBS	36,969,372	(439,141)	289,240,242	(39,243,179)	326,209,614	(39,682,320)
	$44,521,691	$(519,648)	$435,877,528	$(60,603,905)	$480,399,219	$(61,123,553)

The following table shows the gross unrealized losses and estimated fair value of investments AFS aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022.

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Student Loan Pools	$24,768,260	$(637,963)	$30,684,124	$(1,071,360)	$55,452,384	$(1,709,323)
SBA Bonds	8,403,975	(120,766)	45,969,373	(3,126,157)	54,373,348	(3,246,923)
Tax Exempt Municipal Bonds	8,050,944	(718,645)	4,929,289	(913,174)	12,980,233	(1,631,819)
Taxable Municipal Bonds	14,427,796	(3,196,761)	36,341,943	(11,283,383)	50,769,739	(14,480,144)
MBS	146,016,464	(11,132,554)	170,578,059	(22,839,400)	316,594,523	(33,971,954)
	$201,667,439	$(15,806,689)	$288,502,788	$(39,233,474)	$490,170,227	$(55,040,163)

Investments classified as AFS are recorded at fair market value.  At September 30, 2023 and December 31, 2022, 442 and 416 individual AFS securities were in a loss position, including 384 and 211 securities that were in a loss position for greater than 12 months, respectively. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Accrued interest receivable on investments AFS totaled $2.9 million at September 30, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

The Company’s investments HTM portfolio is recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investments HTM at the date indicated were as follows:

	September 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury Bonds	$34,782,248	$—	$(587,405)	$34,194,843
FHLB Bond	1,000,000	—	(13,279)	986,721
Student Loan Pools	17,510,213	272,590	—	17,782,803
SBA Bonds	12,689,280	583,741	—	13,273,021
Taxable Municipal Bonds	959,701	—	(53,531)	906,170
MBS	107,194,773	—	(7,699,635)	99,495,138
Total Investments HTM	$174,136,215	$856,331	$(8,353,850)	$166,638,696

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury Bonds	$34,511,849	$—	$(682,198)	$33,829,651
FHLB Bond	1,000,000	—	(1,360)	998,640
Student Loan Pools	16,387,997	88,489	(59,090)	16,417,396
SBA Bonds	3,521,293	162,235	—	3,683,528
Taxable Municipal Bonds	951,864	—	(60,134)	891,730
MBS	111,064,613	29,194	(5,451,179)	105,642,628
Total Investments HTM	$167,437,616	$279,918	$(6,253,961)	$161,463,573

At September 30, 2023 and December 31, 2022, 60 and 54 individual investments HTM were in a loss position, including 38 and 6 securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

As a result of the analysis, there was no allowance for credit losses recorded for investments HTM as of September 30, 2023.

As of September 30, 2023, there were no HTM debt securities that were classified as either nonaccrual or 90 days or more past due and still accruing.

Accrued interest receivable on HTM debt securities totaled $946,000 at September 30, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual investments HTM have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$—	$—	$34,194,843	$(587,405)	$34,194,843	$(587,405)
FHLB Bond	986,721	(13,279)	—	—	986,721	(13,279)
Taxable Municipal Bonds	—	—	906,170	(53,531)	906,170	(53,531)
MBS	52,315,812	(1,243,762)	47,179,326	(6,455,873)	99,495,138	(7,699,635)
	$53,302,533	$(1,257,041)	$82,280,339	$(7,096,809)	$135,582,872	$(8,353,850)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$33,829,651	$(682,198)	$—	$—	$33,829,651	$(682,198)
FHLB Bond	998,640	(1,360)	—	—	998,640	(1,360)
Student Loan Pools	6,520,050	(59,090)	—	—	6,520,050	(59,090)
Taxable Municipal Bonds	891,730	(60,134)	—	—	891,730	(60,134)
MBS	88,351,096	(3,145,166)	9,334,438	(2,306,013)	97,685,534	(5,451,179)
	$130,591,167	$(3,947,948)	$9,334,438	$(2,306,013)	$139,925,605	$(6,253,961)

At September 30, 2023, the amortized cost and fair value of investments HTM that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $96.2 million and $90.1 million, compared to an amortized cost and fair value of $25.3 million and $24.5 million at December 31, 2022 respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

	September 30, 2023	December 31, 2022
Real Estate Loans:
Construction	$101,493,816	$112,793,694
Residential Mortgage	159,980,843	110,056,973
Commercial	256,175,825	252,154,475
Commercial and Agricultural Loans	34,404,989	30,647,975
Consumer Loans:
Home Equity Lines of Credit (HELOC)	33,318,762	31,736,676
Other Consumer	24,409,030	23,598,110
Total Loans Held for Investment, Gross	609,783,265	560,987,903
Less:
Allowance for Credit Losses	12,348,125	11,177,753
Deferred Loan Fees	459,424	806,238
	12,807,549	11,983,991
Total Loans Receivable, Net	$596,975,716	$549,003,912

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023.

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate - Construction
Pass	$19,418,021	$26,601,678	$16,516,378	$4,725,200	$648,158	$1,465,033	$5,027,869	$74,402,337
Caution	2,968,429	14,796,433	2,083,717	3,193,709	418,495	416,565	—	23,877,348
Special Mention	—	29,265	—	—	921,594	458,064	—	1,408,923
Substandard	—	—	333,376	136,960	1,237,579	97,293	—	1,805,208
Total	22,386,450	41,427,376	18,933,471	8,055,869	3,225,826	2,436,955	5,027,869	101,493,816
Current period gross write-offs	—	—	1,270	—	—	—	—	1,270
Real Estate - Mortgage
Pass	23,244,544	32,870,741	10,942,223	14,632,321	4,096,019	23,193,947	9,576,457	118,556,252
Caution	10,537,035	11,122,672	5,868,656	1,699,406	1,617,666	4,237,468	—	35,082,903
Special Mention	1,878,200	158,315	434,467	399,325	—	245,555	—	3,115,862
Substandard	74,550	—	621,239	—	48,601	2,481,436	—	3,225,826
Total	35,734,329	44,151,728	17,866,585	16,731,052	5,762,286	30,158,406	9,576,457	159,980,843
Current period gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	11,017,973	48,666,315	48,839,955	12,796,698	24,093,992	54,378,489	2,687,505	202,480,927
Caution	9,786,032	4,949,460	4,272,692	6,488,251	7,234,125	8,389,414	—	41,119,974
Special Mention	212,500	879,781	455,971	414,263	—	5,784,828	99,811	7,847,154
Substandard	—	68,176	58,602	—	—	4,600,992	—	4,727,770
Total	21,016,505	54,563,732	53,627,220	19,699,212	31,328,117	73,153,723	2,787,316	256,175,825
Current period gross write-offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	3,819,756	6,182,554	8,078,460	692,988	379,558	2,558,790	4,153,369	25,865,475
Caution	3,416,339	1,529,379	1,732,343	82,772	18,316	217,590	639,351	7,636,090
Special Mention	459,064	40,621	116,875	15,852	11,089	95,193	—	738,694
Substandard	—	—	—	1,975	—	65,179	97,576	164,730
Total	7,695,159	7,752,554	9,927,678	793,587	408,963	2,936,752	4,890,296	34,404,989
Current period gross write-offs	—	—	15,880	—	—	—	—	15,880
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	27,331,177	27,331,177
Caution	—	—	—	—	—	—	4,964,475	4,964,475
Special Mention	—	—	—	—	—	—	401,065	401,065
Substandard	—	—	—	—	—	—	622,045	622,045
Total	—	—	—	—	—	—	33,318,762	33,318,762
Current period gross write-offs	—	—	—	—	—	—	1,488	1,488
Other Consumer
Pass	5,493,794	4,261,711	1,849,151	859,558	238,942	211,390	4,683,874	17,598,420
Caution	2,059,332	2,262,793	1,024,964	547,223	181,936	60,196	282,634	6,419,078
Special Mention	39,199	129,630	—	—	—	—	6,285	175,114
Substandard	—	60,550	79,324	43,459	16,985	9,885	6,215	216,418
Total	7,592,325	6,714,684	2,953,439	1,450,240	437,863	281,471	4,979,008	24,409,030
Current period gross write-offs	—	20,456	13,970	17,036	—	—	72,971	124,433
Total Loans	$94,424,768	$154,610,074	$103,308,393	$46,729,960	$41,163,055	$108,967,307	$60,579,708	$609,783,265

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the balance within each risk category by loan type, excluding loans held for sale, at December 31, 2022.

December 31, 2022	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$91,564,058	$18,837,894	$2,013,824	$377,918	$112,793,694
Residential Real Estate	84,028,037	22,372,649	887,874	2,768,413	110,056,973
Commercial Real Estate	196,063,300	47,821,422	3,270,916	4,998,837	252,154,475
Commercial and Agricultural	25,383,994	4,593,283	371,071	299,627	30,647,975
Consumer HELOC	25,693,252	5,018,419	401,550	623,455	31,736,676
Other Consumer	16,515,206	6,725,317	178,638	178,949	23,598,110
Total	$439,247,847	$105,368,984	$7,123,873	$9,247,199	$560,987,903

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	September 30, 2023
	30-59 Days	60-89 Days	90 Days or	Total Past		Total Loans
	Past Due	Past Due	More Past Due	Due	Current	Receivable
Construction Real Estate	$124,822	$—	$—	$124,822	$101,368,994	$101,493,816
Residential Real Estate	855,243	49,507	266,093	1,170,843	158,810,000	159,980,843
Commercial Real Estate	1,507,997	145,677	340,906	1,994,580	254,181,245	256,175,825
Commercial and Agricultural	7,141	1,975	24,639	33,755	34,371,234	34,404,989
Consumer HELOC	181,306	51,663	20,687	253,656	33,065,106	33,318,762
Other Consumer	342,780	49,189	87,542	479,511	23,929,519	24,409,030
Total	$3,019,289	$298,011	$739,867	$4,057,167	$605,726,098	$609,783,265

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or	Total Past		Total Loans
	Past Due	Past Due	More Past Due	Due	Current	Receivable
Construction Real Estate	$—	$—	$100,472	$100,472	$112,693,222	$112,793,694
Residential Real Estate	1,557,114	—	471,430	2,028,544	108,028,429	110,056,973
Commercial Real Estate	2,670,997	89,342	354,406	3,114,745	249,039,730	252,154,475
Commercial and Agricultural	5,683	2,113	55,468	63,264	30,584,711	30,647,975
Consumer HELOC	199,414	—	74,159	273,573	31,463,103	31,736,676
Other Consumer	271,774	78,566	17,321	367,661	23,230,449	23,598,110
Total	$4,704,982	$170,021	$1,073,256	$5,948,259	$555,039,644	$560,987,903

At September 30, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due and still accruing interest. The Company's strategy is to work with its borrowers to reach acceptable payment plans while protecting its interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, the Company may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows nonaccrual loans by category at the dates indicated.

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Construction Real Estate	$234,252	$—	$234,252	$114,630
Residential Real Estate	1,296,522	—	1,296,522	1,544,762
Commercial Real Estate	4,238,537	—	4,238,537	4,281,975
Commercial and Agricultural	52,886	—	52,886	112,652
Consumer HELOC	420,484	—	420,484	188,540
Other Consumer	96,091	—	96,091	28,671
Total Nonaccrual Loans	$6,338,772	$—	$6,338,772	$6,271,230

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2023:

For the Three Months Ended
September 30, 2023
Construction Real Estate	$—
Residential Real Estate	—
Commercial Real Estate	—
Commercial and Agricultural	—
Consumer HELOC	—
Other Consumer	696
Total Loans	$696

For the Nine Months Ended
September 30, 2023
Construction Real Estate	$2,882
Residential Real Estate	6,814
Commercial Real Estate	1,461
Commercial and Agricultural	1,103
Consumer HELOC	66
Other Consumer	1,607
Total Loans	$13,933

Allowance for Credit Losses

The following table shows the activity in the allowance for credit losses on loans by category for the three and nine months ended September 30, 2023 under the CECL methodology:

	Three Months Ended September 30, 2023
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,200,850	$3,260,891	$4,427,006	$1,102,070	$654,278	$638,230	$12,283,325
(Reversal of) Provision for Credit Losses	(55,278)	236,084	(117,370)	(75,644)	690	61,518	50,000
Charge-Offs	—	—	—	—	—	(53,513)	(53,513)
Recoveries	3,911	31,317	5,016	6,866	11,360	9,843	68,313
Ending Balance	$2,149,483	$3,528,292	$4,314,652	$1,033,292	$666,328	$656,078	$12,348,125

	Nine Months Ended September 30, 2023
	Real Estate				Consumer
				Commercial and
	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323,397	$2,124,835	$4,804,282	$874,092	$598,807	$452,340	$11,177,753
Adjustment to Allowance for Credit Loss on adoption of ASU 2016-13	263,737	461,879	(340,492)	112,452	107,548	179,070	784,194
(Reversal of) Provision for Credit Losses	(449,432)	896,261	(164,187)	44,001	(76,130)	125,487	376,000
Charge-Offs	(1,270)	-	-	(15,880)	(1,488)	(124,433)	(143,071)
Recoveries	13,051	45,317	15,049	18,627	37,591	23,614	153,249
Ending Balance	$2,149,483	$3,528,292	$4,314,652	$1,033,292	$666,328	$656,078	$12,348,125

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans:

September 30, 2023
Construction Real Estate	$97,292
Residential Real Estate	1,020,423
Commercial Real Estate	4,008,101
Commercial and Agricultural	28,246
Consumer HELOC	338,160
Total Loans	$5,492,222

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the Incurred Loss methodology. The following table shows the activity in the allowance for loan losses by category for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
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

	Nine Months Ended September 30, 2022
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. Non-accrual commercial loans under $200,000 and non-accrual consumer loans under $100,000 were considered immaterial and are excluded from the impairment review. The tables below include all loans deemed impaired, whether individually assessed for impairment or not.  If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral.

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

The following tables present information related to impaired loans by loan category at December  31, 2022 and for the three and  nine months ended September 30, 2022 under the Incurred Loss methodology.

	December 31, 2022
	Recorded	Unpaid Principal	Related
Impaired Loans	Investment	Balance	Allowance
Construction Real Estate	$114,630	$114,630	$—
Residential Real Estate	1,089,308	1,626,308	—
Commercial Real Estate	4,281,702	4,281,702	—
Commercial and Agricultural	31,446	926,446	—
Consumer HELOC	48,792	48,792	—
Other Consumer	—	—	—
Total	$5,565,878	$6,997,878	$—

	Three Months Ended September 30,
	2022
	Average Recorded	Interest Income
Impaired Loans	Investment	Recognized
Construction Real Estate	$116,495	$—
Residential Real Estate	1,121,686	—
Commercial Real Estate	743,998	—
Commercial and Agricultural	31,446	—
Consumer HELOC	50,725	—
Other Consumer	—	—
Total	$2,064,350	$—

	Nine Months Ended September 30,
	2022
	Average Recorded	Interest Income
Impaired Loans	Investment	Recognized
Construction Real Estate	$117,881	$—
Residential Real Estate	1,144,363	—
Commercial Real Estate	756,394	—
Commercial and Agricultural	31,446	—
Consumer HELOC	52,643	—
Other Consumer	—	—
Total	$2,102,727	$—

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

The Company had two modified loans with a combined balance of $354,000 at September 30, 2023, compared to two modified loans with a combined balance of $385,000 at December 31, 2022.  The Company did not modify any loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 or 2022.

As of September 30, 2023 and 2022, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this Note 8. The allowance for credit losses - unfunded commitments of $1.1 million and $0 at September 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023
Allowance for Credit Losses - Unfunded Commitments
Beginning Balance	$1,108,614
Reversal of provision for unfunded commitments	(50,000)
Ending Balance	$1,058,614

Nine Months Ended September 30, 2023
Allowance for Credit Losses - Unfunded Commitments
Beginning Balance	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,213,614
Reversal of provision for unfunded commitments	(155,000)
Ending Balance	$1,058,614

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type	September 30, 2023	December 31, 2022
Checking	$468,068,521	$510,983,509
Money Market	393,462,981	348,833,623
Savings	92,286,585	108,237,098
Certificates of Deposit	232,234,937	142,031,066
Total	$1,186,053,024	$1,110,085,296

The Company had $5.0 million in brokered deposits, which are included in checking and money market deposits in the above table, at both  September 30, 2023 and December 31, 2022. The Company had $6.5 million and $6.0 million in brokered time deposits, which are included in certificates of deposit in the above table, at September 30, 2023 and December 31, 2022, respectively.  In addition, $103,000 and $98,000, in deposit account overdrafts were reclassified to loans at September 30, 2023 and December 31, 2022, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $55.2 million and $30.3 million at September 30, 2023 and December 31, 2022, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $305.1 million and $350.1 million at September 30, 2023 and December 31, 2022, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

	September 30, 2023	December 31, 2022
Within 1 Year	$195,098,267	$97,163,169
After 1 Year, Within 2 Years	30,066,067	31,550,543
After 2 Years, Within 3 Years	3,514,998	6,465,582
After 3 Years, Within 4 Years	3,450,257	3,177,916
After 4 Years, Within 5 Years	105,348	3,673,856
Total Certificates of Deposit	$232,234,937	$142,031,066

NOTE 10 - BORROWINGS

The Company had $69.2 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.42% at September 30, 2023 compared to $44.1 million in borrowings from the FRB discount window with a weighted average borrowing rate of 4.50% at December 31, 2022. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP are for up to one year and will be extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate will be fixed for the term of the advance on the day the advance is made. To determine the rate, the BTFP will use the fixed OIS rate based on the effective federal funds rate for a one-year maturity.  Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  September 30, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $368.3 million and $329.4 million, compared to an amortized cost and fair value of $72.6 million and $69.2 million, respectively, at December 31, 2022, respectively.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody (BIC) program, which allows for the pledging of various loan types to secure FRB borrowings. As of September 30, 2023, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $108.6 million and $73.4 million, respectively.

The Company had $19.0 million and $27.6 million in other borrowings at September 30, 2023 and December 31, 2022, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at September 30, 2023 compared to 0.75% at December 31, 2022. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $44.7 million and $41.2 million at September 30, 2023, and $52.3 million and $49.8 million at December 31, 2022, respectively.

There were no outstanding FHLB advances at September 30, 2023 and December 31, 2022. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's pledged collateral for FHLB advances had an amortized cost and fair value of $54.6 million and $44.7 million at September 30, 2023, and $70.1 million and $61.1 million at December 31, 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 7.37% at September 30, 2023 compared to 6.47% at December 31, 2022. Effective June 30, 2023 as a result of the discontinuation of LIBOR, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161.

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

The 10-Year Notes have a stated maturity of November 22, 2029, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2024.  In accordance with the terms of the 10-Year Notes, from and including November 22, 2024 to but excluding the maturity date or early redemption date, the interest rate on the 10-Year Notes shall reset semi-annually to an interest rate equal to the then-current three-month LIBOR rate plus 369 basis points.

The 15-Year Notes have a stated maturity of November 22, 2034, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2029. In accordance with the terms of the 15-Year Notes, from and including November 22, 2029 to but excluding the maturity date or early redemption date, the interest rate on the 15-Year Notes shall reset semi-annually to an interest rate equal to the then-current three-month LIBOR rate plus 357 basis points.

As a result of the discontinuation of LIBOR effective June 30, 2023, the Company is currently determining an appropriate benchmark replacement for LIBOR on the Notes. The Company expects the replacement benchmark to be materially consistent with the three-month LIBOR.

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

Based on its capital levels at September 30, 2023, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2023, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023	(Dollars in Thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$146,670	18.1%	$48,674	6.0%	$64,899	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	156,851	19.3%	64,899	8.0%	81,124	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	146,670	18.1%	36,506	4.5%	52,730	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	146,670	10.1%	58,007	4.0%	72,509	5.0%

December 31, 2022
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$141,452	17.8%	$47,714	6.0%	$63,619	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	151,408	19.0%	63,619	8.0%	79,523	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	141,452	17.8%	35,785	4.5%	51,690	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	141,452	10.4%	54,372	4.0%	67,965	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2023, the Bank’s conservation buffer was 11.3%.

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

Level 1 -

Quoted Market Price in Active Markets

Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

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

Investment Securities AFS

Investments AFS are recorded at fair value on a recurring basis. At September 30, 2023, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with the FHLMC or other investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company. The Company usually delivers a commitment to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2023, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

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

Assets measured at fair value on a recurring basis were as follows at the dates indicated:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$52,494,121	$—	$—	$59,156,982	$—
SBA Bonds	—	77,926,496	—	—	99,629,967	—
Tax Exempt Municipal Bonds	—	19,472,098	—	—	21,310,328	—
Taxable Municipal Bonds	—	49,411,310	—	—	50,769,739	—
MBS	—	332,117,548	—	—	319,281,268	—
Total	$—	$531,421,573	$—	$—	$550,148,284	$—

There were no liabilities measured at fair value on a recurring basis at  September 30, 2023 or  December 31, 2022.

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

	September 30, 2023
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,053,486	$—	$1,053,486
Collateral Dependent Loans	—	—	5,492,222	5,492,222
Land Held for Sale	—	—	938,214	938,214
Total	$—	$1,053,486	$6,430,436	$7,483,922

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$913,258	$—	$913,258
Collateral Dependent Loans	—	—	5,565,878	5,565,878
OREO	—	—	119,700	119,700
Land Held for Sale	—	—	1,096,614	1,096,614
Total	$—	$913,258	$6,782,192	$7,695,450

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2023 or December 31, 2022.

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	September 30, 2023			December 31, 2022
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	8%	-	13%	8% - 13%
OREO	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			-	30%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Investments HTM—Investments HTM are valued at quoted market prices or dealer quotes.

Loans Receivable, Net—The fair value of loans is estimated using an exit price notion. The exit price notion uses a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument and incorporates other factors such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: construction, residential mortgage, commercial real estate, other commercial, HELOCs and other consumer loans. The results are then adjusted to account for credit risk as described above.  A further credit risk discount must be applied using a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

FHLB Stock—The fair value approximates the carrying value.

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of September 30, 2023 or December 31, 2022.

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

September 30, 2023	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$84,224	$84,224	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investments AFS	531,422	—	531,422	—
Investments HTM	174,136	—	166,639	—
Loans Receivable, Net	596,976	—	—	574,770
FHLB Stock	922	922	—	—
Land Held for Sale	938	—	—	938
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$953,818	$953,818	$—	$—
Certificates of Deposits	232,235	—	229,658	—
Borrowings from FRB	69,200	68,729	—	—
Other Borrowed Money	19,043	19,043	—	—
Subordinated Debentures	26,500	—	22,791	—
Junior Subordinated Debentures	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2022	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial Assets:	Dollars in thousands
Cash and Cash Equivalents	$28,502	$28,502	$—	$—
Certificates of Deposits with Other Banks	1,100	—	1,100	—
Investments AFS	550,148	—	550,148	—
Investments HTM	167,438	—	161,464	—
Loans Receivable, Net	549,004	—	—	528,174
FHLB Stock	651	651	—	—
Land Held for Sale	1,097	—	—	1,097
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$968,054	$968,054	$—	$—
Certificates of Deposits	142,031	—	138,382	—
Borrowings from FRB	44,080	44,071	—	—
Other Borrowed Money	27,588	27,588	—	—
Subordinated Debentures	26,500	—	24,435	—
Junior Subordinated Debentures	5,155	—	5,155	—

At September 30, 2023, the Company had $173.1 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

NOTE 14 - NON-INTEREST INCOME

Revenue Recognition - In accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Service Fees on Deposit Accounts - The Company earns fees from its deposit customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly.  The performance obligation is satisfied and the fees are recognized monthly as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

ATM and Check Card Fee Income - Check card fee income represents fees earned when a debit card issued by the Company is used.  The Company earns interchange fees from debit cardholder transactions through the Mastercard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card.  Certain expenses directly associated with the debit card are recorded on a net basis with the fee income.

Trust Income - Trust income includes monthly advisory fees that are based on assets under management and certain transaction fees that are assessed and earned monthly, concurrently with the investment management services provided to the customer. The Company does not charge performance based fees for its trust services and does not currently have any institutional clients, hedge funds or mutual funds. Although trust income is included within the scope of ASC 606, based on the fees charged by the Company, there were no changes in the accounting for trust income.

Gains/Losses on OREO Sales - Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically the delivery of control over the property to the buyer at the time of each real estate closing.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's non-interest income for the periods indicated. All the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, except for gains on the sale of OREO, which are included in non-interest expense when applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-interest income:
Gain on Sale of Loans (1)	$135,488	$287,081	$530,428	$1,511,905
Service Fees on Deposit Accounts	318,966	279,909	889,843	809,287
Commissions From Insurance Agency (1)	200,278	235,506	548,645	620,779
Trust Income	458,070	363,830	1,297,376	1,084,249
BOLI Income (1)	162,737	150,999	469,175	457,202
ATM and Check Card Fee Income	736,200	687,773	2,288,036	2,109,173
Grant Income	—	—	—	170,699
Other (1)	156,190	219,289	596,032	702,135
Total non-interest income	$2,167,929	$2,224,387	$6,619,535	$7,465,429

(1) Not within the scope of ASC 606

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the nine months ended September 30, 2023, the Company made cash payments in the amount of $394,000 for operating leases. The lease expense recognized during this period was $394,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $345,000.  At September 30, 2023, the Company had ROU assets of $1.5 million and a lease liability of $1.6 million recorded on its consolidated balance sheet compared to ROU assets of $1.9 million and a lease liability of $1.9 million at December 31, 2022. The lease agreements have maturity dates ranging from 2023 through 2028, some of which include options for multiple five or ten year extensions. At September 30, 2023, the remaining weighted average lease term was 3.39 years and the weighted average discount rate used was 3.2%.

At September 30, 2023, maturities of operating lease liabilities for future periods were as follows:

Remainder of 2023	$130,136
2024	522,099
2025	474,766
2026	363,550
2027	147,599
Thereafter	10,371
Total undiscounted lease payments	1,648,521
Less: effect of discounting	(88,963)
Present value of estimated lease payments (lease liability)	$1,559,558

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

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;

•

changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availibility and cost of capital and liquidity;

•	the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;

•	the effects of any federal government shutdown;

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

•	our ability to attract and retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2023 and December 31, 2022

Assets - Total assets increased $96.0 million to $1.48 billion at September 30, 2023 from $1.38 billion at December 31, 2022. This increase was primarily due to increases in cash and cash equivalents, investments HTM and loans receivable, net, which were partially offset by a decrease in investments AFS. Changes in total assets are shown below.

			Increase (Decrease)
	September 30, 2023	December 31, 2022	$	%
Cash and Cash Equivalents	$84,223,575	$28,502,364	$55,721,211	195.5%
Certificates of Deposits with Other Banks	1,100,045	1,100,045	—	—
Investments AFS	531,421,573	550,148,284	(18,726,711)	(3.4)
Investments HTM	174,136,215	167,437,616	6,698,599	4.0
Total Loans Receivable, Net	598,029,202	549,917,170	48,112,032	8.7
Accrued Interest Receivable	5,397,705	4,810,674	587,031	12.2
OREO	-	119,700	(119,700)	(100.0)
Operating Lease ROU Assets	1,518,473	1,860,997	(342,524)	(18.4)
Land Held for Sale	938,214	1,096,614	(158,400)	(14.4)
Premises and Equipment, Net	28,703,449	27,959,793	743,656	2.7
FHLB Stock	921,900	650,600	271,300	41.7
BOLI	27,787,273	27,318,098	469,175	1.7
Goodwill	1,199,754	1,199,754	—	—
Other Assets	21,952,627	19,244,454	2,708,173	14.1
Total Assets	$1,477,330,005	$1,381,366,163	$95,963,842	6.9%

Cash and cash equivalents increased $55.7 million or 195.5% to $84.2 million at September 30, 2023 compared to $28.5 million at December 31, 2022, as a result of increased deposits and borrowings during the nine months ended September 30, 2023.

Investments HTM increased $6.7 million to $174.1 million at September 30, 2023, from $167.4 million at December 31, 2022, as a result of purchases exceeding paydowns and maturities during the nine months ended September 30, 2023.  Investments AFS decreased $18.7 million or 3.4% to $531.4 million at September 30, 2023 from $550.1 million at December 31, 2022 as maturities and principal paydowns of investments AFS exceeded purchases during the nine months ended September 30, 2023. Investments AFS experienced a $4.7 million decrease in fair value during the nine months ended September 30, 2023.

Total loans receivable, net, which includes loans held for sale, increased $48.1 million or 8.7% to $598.0 million at September 30, 2023 from $549.9 million at December 31, 2022, primarily due to an increase in residential mortgage loans originated during the period. All held for investment loan balances increased during the nine months ended September 30, 2023 except for construction loans, which decreased $11.3 million or 10.0% to $101.5 million at September 30, 2023 from $112.8 million at December 31, 2022. Commercial real estate loans increased $4.0 million or 1.6% to $256.2 million at September 30, 2023 from $252.2 million at December 31, 2022. Residential mortgage loans increased $49.9 million or 45.4% to $160.0 million at September 30, 2023 from $110.1 million at December 31, 2022. Consumer home equity lines of credit increased $1.6 million or 5.0% to $33.3 million at September 30, 2023 from $31.7 million at December 31, 2022. Other consumer loans increased $811,000 or 3.4% to $24.4 million at September 30, 2023 from $23.6 million at December 31, 2022. Loans held for sale increased $140,000 or 15.4% to $1.1 million at September 30, 2023 from $913,000 at December 31, 2022.

Premises and equipment, net increased $744,000 or 2.7% to $28.7 million at September 30, 2023 from $28.0 million at December 31, 2022 as a result of our newest branch which opened this year as well as improvements to existing branches.

Other assets increased $2.7 million or 14.1% to $22.0 million at September 30, 2023 from $19.2 million at December 31, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities

Deposit Accounts

Total deposits increased $76.0 million or 6.8% to $1.19 billion at September 30, 2023 from December 31, 2022 primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by decreases in checking and savings accounts. The Bank had $6.5 million and $6.0 million in brokered time deposits at September 30, 2023 and December 31, 2022, respectively. Most of the Bank’s deposits are originated within the Bank’s immediate market area; however, the Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in other brokered deposits at both September 30, 2023 and December 31, 2022. At both September 30, 2023 and December 31, 2022, the Bank had no deposit relationships greater than 5% of outstanding deposits. At September 30, 2023, approximately $305.1 million or 25.7% of our $1.19 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

The Bank had $69.2 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at September 30, 2023, compared to $44.1 million at December 31, 2022. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve's Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing FRB borrowings. The Bank also had $19.0 million in other borrowings at September 30, 2023, compared to $27.6 million and December 31, 2022, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both September 30, 2023 and December 31, 2022, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding, which are described in more detail in “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity decreased $1.2 million or 0.8% to $159.0 million at September 30, 2023 from $160.2 million at December 31, 2022. The decrease was attributable to a $1.6 million adjustment to retained earnings related to the adoption of ASC 326 on January 1, 2023, $1.3 million in dividends paid to common shareholders, $292,000 in Company stock repurchases, and a $4.7 increase in accumulated other comprehensive loss, net of tax, during the nine months ended September 30, 2023. The increase in net accumulated other comprehensive loss, net of tax, was related to the unrecognized loss in fair value of investments AFS during the nine months ended September 30, 2023.  The decreases in shareholders' equity were partially offset by year to date net income of $6.6 million.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended September 30, 2023 and 2022

Net Income

Net income decreased $1.1 million, or 34.2%, to $2.1 million or $0.65 per basic common share for the quarter ended September 30, 2023, compared to $3.2 million or $0.99 per basic common share for the quarter ended September 30, 2022. The decrease in net income was the result of decreases in net interest income and non-interest income combined with higher non-interest expense. Since March 2022, in response to inflation, the Federal Open Market Committee (“FMOC”) of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 25 basis points during the third quarter of 2023, to a range of 5.25% to 5.50% as of September 30, 2023.  As the Federal Reserve continues to seek to control inflation without creating a recession, the FOMC has indicated further increases may be implemented during calendar 2023.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended September 30, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended September 30, 2023 and 2022.

	Quarter Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$600,465	$8,402	5.60%	$521,143	$6,306	4.84%
Taxable Investments	694,058	7,558	4.36	741,358	4,550	2.45
Non-taxable Investments	20,557	190	3.71	44,685	417	3.73
Deposits with other Banks	57,387	703	4.90	13,569	94	2.78
Total Interest-Earning Assets	$1,372,467	$16,853	4.91%	$1,320,755	$11,367	3.44%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$680,025	$4,190	2.46%	$700,322	$540	0.31%
Certificates Accounts	228,016	1,879	3.30	139,841	136	0.39
Total Interest-Bearing Deposits	908,041	6,069	2.67	840,163	676	0.32
Other Borrowings (2)	88,215	862	3.91	39,099	44	0.45
Junior Subordinated Debentures	5,155	96	7.43	5,155	50	3.87
Subordinated Debentures	26,500	349	5.25	29,652	389	5.25
Total Interest-Bearing Liabilities	$1,027,911	$7,376	2.87%	$914,069	$1,159	0.51%
Net Interest Rate Spread			2.04%			2.93%
Tax Equivalent Net Interest Income/Margin		$9,477	2.76%		$10,208	3.09%
Less: tax equivalent adjustment		31			74
Net Interest Income		$9,446			$10,134

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income decreased $688,000 or 6.8% to $9.4 million during the quarter ended September 30, 2023, compared to $10.1 million for the same quarter in 2022. During the quarter ended September 30, 2023, average interest-earning assets increased $51.7 million or 3.9% to $1.37 billion from $1.32 billion for the same quarter in 2022, while average interest-bearing liabilities increased $113.8 million or 12.5% to $1.0 billion for the quarter ended September 30, 2023 from $914.1 million for the comparable quarter in 2022. The Company's net interest margin was 2.76% for the quarter ended September 30, 2023 compared to 3.09% for the comparable quarter in 2022. The Company's net interest spread on a tax equivalent basis was 2.04% for the quarter ended September 30, 2023 compared to 2.93% for the quarter ended September 30, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Total tax-equivalent interest income increased $5.5 million or 48.3% to $16.9 million for the quarter ended September 30, 2023 compared to $11.4 million for the same period in 2022.

Interest income on loans increased $2.1 million or 33.2% to $8.4 million for the quarter ended September 30, 2023 from $6.3 million for the third quarter of 2022. The increase was the result of a $79.3 million increase in the average loan portfolio balance combined with a 76 basis point increase in the average yield on loans receivable AS ADJUSTABLE-RATE LOAns reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $3.0 million or 66.1% to $7.6 million during the quarter ended September 30, 2023, from $4.6 million for the third quarter of 2022, due to a 191 basis point increase in the average yield to 4.36%, reflecting higher market interest rates, which was partially offset by a $47.3 million decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $227,000 to $190,000 during the quarter ended September 30, 2023 primarily due to a $24.1 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks increased $609,000 to $703,000 during the quarter ended September 30, 2023, from $94,000 for the third quarter of 2022, due to a $43.8 million increase in the average balance of these assets combined with a 212 basis point increase in the average yield earned on these assets due to increased market interest rates.

Interest Expense

Total interest expense increased $6.2 million or 536.4% to $7.4 million for the quarter ended September 30, 2023 compared to $1.2 million for the same quarter in 2022 due to an increase in market interest rates combined with a $113.8 million increase in the average balance of these liabilities.

Interest expense on deposits increased $5.4 million to $6.1 million for the quarter ended September 30, 2023, from $676,000 for the third quarter of 2022, due to an increase of 235 basis points in the average cost combined with a $67.9 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $818,000 to $862,000 for the quarter ended September 30, 2023, from $44,000 for the third quarter of 2022, due to a $49.1 million increase in the average balance of these liabilities combined with an increase of 346 basis points in the average cost of these liabilities.

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

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Accounting Standards Codification 326, which replaced the incurred loss methodology with the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to total loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The adoption of CECL had an insignificant impact on the Company's investments HTM and investment AFS portfolios.

The Company did not record any provision for credit losses under the CECL methodology during the quarter ended September 30, 2023, or any provision for loan losses under the Incurred Loss methodology during the quarter ended September 30, 2022.  Net recoveries during the third quarter of 2023 were $15,000 compared to net recoveries of $101,000 in the third quarter of 2022. For additional information of the changes in the allowance for credit losses, see “Note 3 – Summary of Significant Accounting Policies", "Note 6 - Investments, Available for Sale", "Note 7 - Investments, Held to Maturity, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income decreased $56,000 or 2.5% to $2.2 million for the quarter ended September 30, 2023 compared to $2.2 million for the quarter ended September 30, 2022. The decrease was primarily due to a $152,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases, which was partially offset by a $94,000 increase in trust income during the quarter ended September 30, 2023 when compared to the quarter ended September 30, 2022.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $646,000 or 7.8% to $8.9 million for the quarter ended September 30, 2023 compared to $8.3 million for the quarter ended September 30, 2022. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Compensation and Employee Benefits	$4,962,028	$5,019,920	$(57,892)	(1.2)%
Occupancy	807,286	703,310	103,976	14.8%
Advertising	256,218	153,460	102,758	67.0%
Depreciation and Maintenance of Equipment	657,278	521,833	135,445	26.0%
FDIC Insurance Premiums	153,732	87,858	65,874	75.0%
Consulting	167,583	179,318	(11,735)	(6.5)%
Debit Card Expense	347,980	307,092	40,888	13.3%
Data Processing	314,329	229,906	84,423	36.7%
Other	1,257,359	1,074,988	182,371	17.0%
Total Non-Interest Expense	$8,923,793	$8,277,685	$646,108	7.8%

The increase in non-interest expense was primarily due to increases in all non-interest expense line items except for compensation and employee benefits and consulting expense during the third quarter of 2023.

Most of the increases in non-interest expenses during the third quarter of 2023 were due to overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. FDIC insurance premiums increased $66,000 or 75.0% to $154,000 for the quarter ended September 30, 2023, COMPARED TO THE SAME PERIOD IN 2022, due to higher deposit insurance rates applied in 2023 compared to 2022.  Other expenses increased $182,000 or 17.0% to $1.3 million for the quarter ended September 30, 2023, compared to the same period in 2022.

Provision For Income Taxes

The provision for income taxes decreased $287,000 or 33.5% to $568,000 for the quarter ended September 30, 2023, from $855,000 for the same period in 2022, due to lower net income before taxes in 2023. Pre-tax net income was $2.7 million for the quarter ended September 30, 2023 compared to $4.1 million for the third quarter of 2022. The Company’s combined federal and state effective income tax rate was 21.1% and 20.9% for the quarters ended September 30, 2023 and 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net Income

Net income decreased $364,000, or 5.3%, to $6.6 million or $2.02 per basic common share for the nine months ended September 30, 2023, compared to $6.9 million or $2.13 per basic common share for the nine months ended September 30, 2022. The decrease was primarily due to an increase in non-interest expense combined with a decrease in non-interest income, partially offset by an increase in net interest income due to an increase in market interest rates and, to a lesser extent, higher average balances of investments and loans receivable, net.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the nine months ended September 30, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$589,100	$23,884	5.41%	$518,436	$18,608	4.79%
Taxable Investments	695,495	21,025	4.03	696,283	9,720	1.86
Non-taxable Investments	20,802	575	3.69	44,633	1,086	3.25
Deposits with other Banks	32,996	1,205	4.87	18,545	151	1.08
Total Interest-Earning Assets	$1,338,393	$46,689	4.65%	$1,277,897	$29,565	3.08%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$674,749	$10,246	2.02%	$700,580	$998	0.19%
Certificates Accounts	200,626	3,910	2.60	150,670	420	0.37
Total Interest-Bearing Deposits	875,375	14,156	2.16	851,250	1,418	0.22
Other Borrowings (2)	85,820	2,313	3.59	41,374	91	0.29
Junior Subordinated Debentures	5,155	266	6.89	5,155	111	2.87
Subordinated Debentures	26,500	1,045	5.25	29,883	1,177	5.25
Total Interest-Bearing Liabilities	$992,850	$17,780	2.39%	$927,662	$2,797	0.40%
Net Interest Rate Spread			2.26%			2.68%
Tax Equivalent Net Interest Income/Margin		$28,909	2.88%		$26,768	2.79%
Less: tax equivalent adjustment		96			184
Net Interest Income		$28,813			$26,584

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $2.2 million or 8.4% to $28.8 million during the nine months ended September 30, 2023, compared to $26.6 million for the same period in 2022. During the nine months ended September 30, 2023, average interest-earning assets increased $60.5 million or 4.7% to $1.34 billion from $1.28 billion for the same period in 2022, while average interest-bearing liabilities increased $65.2 million or 7.0% to $992.9 million for the nine months ended September 30, 2023 from $927.7 million for the nine months ended September 30, 2022. The Company's net interest margin was 2.88% for the nine months ended September 30, 2023 compared to 2.79% for the nine months ended September 30, 2022. The Company's net interest spread on a tax equivalent basis was 2.26% for the nine months ended September 30, 2023 compared to 2.68% for the nine months ended September 30, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Total tax-equivalent interest income increased $17.1 million or 57.9% to $46.7 million for the nine months ended September 30, 2023 compared to $29.6 million for the same period in 2022.

Interest income on loans increased $5.3 million or 28.4% to $23.9 million for the nine months ended September 30, 2023 from $18.6 million for the first nine months of 2022. The increase was the result of a $70.7 million increase in the average loan portfolio balance combined with a 62 basis point increase in the average yield on loans receivable AS ADJUSTABLE-RATE LOANS RESET AND NEW LOANS WERE ORIGINATED AT HIGHER MARKET INTEREST RATES.

Interest income from taxable investments increased $11.3 million or 116.3% to $21.0 million during the nine months ended September 30, 2023 from $9.7 million for the first nine months of 2022, due to a 217 basis point increase in the average yield to 4.03%, REFLECTING HIGHER MARKET INTEREST RATES, which was partially offset by a $788,000 decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $511,000 to $575,000 during the nine months ended September 30, 2023, due to a $23.8 million decrease in the average balance of non-taxable investments, partially offset by a 44 basis point increase in the average yield to 3.69%.

Interest income from deposits with other banks increased $1.1 million to $1.2 million during the nine months ended September 30, 2023, compared to the same period in 2022, due to a 157 basis point increase in the average yield earned on these assets reflecting higher market rates and, to a lesser extent, a $14.5 million increase in the average balance of these assets.

Interest Expense

Total interest expense increased $15.0 million or 535.5% to $17.8 million for the nine months ended September 30, 2023, compared to $2.8 million for the same period in 2022, due to an increase in market interest rates combined with a $65.2 million increase in the average balance of these liabilities.

Interest expense on deposits increased $12.7 million to $14.2 million for the nine months ended September 30, 2023 from $1.4 million for the first nine months of 2022, due to an increase of 194 basis points in the average cost combined with a $24.1 million increase in the average balance of interest-bearing deposit accounts. Interest expense on FRB and other borrowings increased $2.2 million to $2.3 million during the nine months ended September 30, 2023 compared to the same period in 2022, due to a $44.4 million increase in the average balance of these liabilities combined with an increase of 330 basis points in the average cost of these liabilities. Interest expense on the junior subordinated debentures increased $155,000 due to increased floating interest rates reflecting higher market interest rates.

Provision for Credit Losses

The Company recorded a $221,000 provision for credit losses for the nine months ended September 30, 2023 and no provision for credit losses of the nine months ended September 30, 2022. The Company adopted the CECL methodology effective January 1, 2023. The increase in the provision was primarily due to loan growth.  Net recoveries during the nine months ended September 30, 2023 were $10,000 compared to net recoveries of $212,000 during the same period in 2022.

Non-Interest Income

Non-interest income decreased $846,000 or 11.3% to $6.6 million for the nine months ended September 30, 2023 compared to $7.5 million for the nine months ended September 30, 2022. The decrease was primarily due to a $981,000 decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases. In addition, there was no grant income recorded during the nine months ended September 30, 2023 compared to $171,000 for the nine months ended September 30, 2022. These decreases were partially offset by increases in trust income and ATM and check card fee income.

Trust income increased $213,000 or 19.7% to $1.3 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to an increase in assets under management.  ATM and check card fee income increased $179,000 or 8.5% to $2.3 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to a new interchange service provider that pays the Bank more fees per transaction. For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $1.6 million or 6.2% to $26.9 million for the nine months ended September 30, 2023 compared to $25.3 million for the nine months ended September 30, 2022. The following table summarizes the changes in non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Compensation and Employee Benefits	$15,226,913	$14,981,146	$245,767	1.6%
Occupancy	2,386,442	2,110,746	275,696	13.1%
Advertising	762,614	693,389	69,225	10.0%
Depreciation and Maintenance of Equipment	1,843,625	1,670,857	172,768	10.3%
FDIC Insurance Premiums	461,541	284,083	177,458	62.5%
Write-down of Land Held for Sale	—	433,077	(433,077)	(100.0)%
Consulting	523,314	513,299	10,015	2.0%
Debit Card Expense	1,036,913	917,225	119,688	13.0%
Data Processing	942,406	732,497	209,909	28.7%
Other	3,679,256	2,964,759	714,497	24.1%
Total Non-Interest Expense	$26,863,024	$25,301,078	$1,561,946	6.2%

The increase in non-interest expense was primarily due to increases in compensation and employee benefits, occupancy expense and other non-interest expenses during the first nine months of 2023, which were partially offset by a decrease in write-downs of land held for sale.

Compensation and employee benefits increased $246,000 or 1.6% to $15.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to general annual cost of living increases, an increase in the number of full time equivalent employees as a result of our newest branch location which opened in Augusta, Georgia, in April 2023, and the overall growth of the Company. Occupancy and other non-interest expenses also increased during the first nine months of 2023 due to increased operations and the addition of our new branch in Augusta, Georgia.

FDIC insurance premiums increased $177,000 or 62.5% to $462,000 for the nine months ended September 30, 2023, compared to the same period in 2022, due to increased deposit insurance rates applied in 2023 compared to 2022.

Provision For Income Taxes

The provision for income taxes decreased $34,000 or 1.9% to $1.8 million for the nine months ended September 30, 2023, from $1.8 million for the same period in 2022, due to lower net income before taxes in 2023. Pre-tax net income was $8.3 million for the nine months ended September 30, 2023 compared to $8.7 million for the first nine months of 2022. The Company’s combined federal and state effective income tax rate was 21.3% and 20.7% for the nine months ended September 30, 2023 and 2022, respectively.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $173.1 million in unused commitments to extend credit and standby letters of credit at September 30, 2023.

During the nine months ended September 30, 2023, loan disbursements exceeded loan repayments resulting in a $48.1 million or 8.7% increase in total net loans receivable. Also, during the nine months ended September 30, 2023, deposits increased $76.0 million or 6.8%. The Bank had no outstanding FHLB advances at September 30, 2023 with $422.4 million in total borrowing capacity at the FHLB at that date. The Bank had $69.2 million of outstanding borrowings from the BTFP at September 30, 2023, which was collateralized by investments with a fair market value of $329.4 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and investments AFS totaled $616.5 million at September 30, 2023. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $195.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2023, Security Federal had liquid assets of $27.0 million.  In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.13 per share, our average total dividend paid each quarter would be approximately $423,000 based on the number of outstanding shares at September 30, 2023.

In addition, in June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended September 30, 2023, the Company repurchased 12,700 shares of its common stock at an aggregate cost of $292,000, leaving 84,912 shares available for further repurchase under the June 2023 stock repurchase program at September 30, 2023. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 -  “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”

At September 30, 2023, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.1%, 10.1%, 18.1%, and 19.3%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2023 the Bank’s conservation buffer was 11.3%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the nine months ended September 30, 2023, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.26%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2023 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Repurchased Under the Plan or Program (1)
July 1, 2023 - July 31, 2023	0		0	97,612
August 1, 2023 - August 31, 2023	12,700	$23.00	12,700	84,912
September 1, 2023 - September 30, 2023	0		0	84,912
Total for the quarter	12,700		12,700

(1)

On June 23, 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. The June 2023 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Nothing to report.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date:	November 13, 2023	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 13, 2023	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative