Form 10-K
period 2023-12-31
SECURITY FEDERAL CORP
filed 2024-03-21
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(803) 641-3000

(Registrants telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 21, 2024, there were issued and outstanding 3,229,325 shares of the registrant's Common Stock, which is traded on the OTC Pink Open Market under the symbol “SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2023, was $44,257,125.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-Looking Statements

This Form 10-K, including information incorporated by reference herein, contains, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets; including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;

•	changes in the interest rate environment, including the recent past increases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate and duration at which such elevated interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•	the impact of continuing elevated inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•	the effects of any federal government shutdown;
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
•

results of examinations of the Company by the Federal Reserve and the Bank by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions ("State Board"), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

i

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
•

other risks described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") and in the Company's other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Any of the forward-looking statements that we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2024 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition and consolidated results of operations, liquidity and stock price performance.

As used throughout this report, the terms "we," "our," or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the SEC website (www.sec.gov) for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Other than an investor’s own internet access charges, these filings are available free of charge at the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this 2023 Form 10-K.

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

At December 31, 2023, the Company, on a consolidated basis with the Bank, had assets of $1.5 billion, loans receivable, net of $621.6 million, deposits of $1.2 billion and shareholders' equity of $172.4 million. The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 19 branch offices in Aiken, Lexington, Richland and Saluda counties in South Carolina and Columbia and Richmond counties in Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the State Board and the FDIC. Security Federal has two active wholly owned subsidiaries: Security Federal Investments, Inc. ("SFINV") and Security Federal Insurance, Inc. (“SFINS”).  SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business, and home insurance.

In 2010, the Bank and the Company applied for and became a Certified Community Development Financial Institution ("CDFI"). The designation enables the Bank to be eligible for certain grants from United States Treasury ("Treasury"). The Treasury administers CDFIs and the Bank and Company must re-certify as a CDFI every year. Re-certification currently depends on the Bank making a percentage of its loans by dollar and number of loans in its Target Market, which consists primarily of low to moderate income census tracts in the Bank’s market area. The criteria to remain a CDFI can change from year to year.

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

The principal business of Security Federal is accepting deposits from the general public and originating commercial real estate loans, commercial and agricultural business (non-real estate) loans, consumer loans, as well as mortgage loans to buy or refinance one-to-four family residential real estate.  The Bank also originates construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects. Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses. In addition, the Bank operates Security Federal Trust and Investments, a division of the Bank that offers trust, financial planning and financial management services.

Lending Activities

Security Federal's principal lending activities include originating loans on commercial real estate and one-to-four family residential real estate. The Bank originates fixed rate residential real estate loans for sale in the secondary market and adjustable rate mortgage ("ARM") loans to be held in its portfolio.  The Bank also originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.  To a lesser extent, the Bank originates consumer loans and commercial and agricultural business loans.

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

Loan Portfolio Composition

Loans receivable, net, including loans held for sale, increased to $622.5 million at December 31, 2023 from $549.9 million at December 31, 2022 primarily due to increases in residential and commercial real estate loans. For a detailed breakdown of the composition of our loan portfolio, see "Note 4 - Loans Receivable, Net" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

The following schedule illustrates the maturities of Security Federal's loan portfolio, excluding loans held for sale, at December 31, 2023.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Construction Real Estate	$51,270	$50,343	$1,926	$969	$104,508
Residential Real Estate	17,537	47,849	12,246	95,251	172,883
Commercial Real Estate	23,836	190,399	40,284	10,283	264,802
Commercial and Agricultural	7,482	20,148	5,656	—	33,286
Consumer HELOC	4,800	2,980	8,322	18,395	34,497
Other Consumer	6,473	13,574	4,473	—	24,520
Total	$111,398	$325,293	$72,907	$124,898	$634,496

The following table sets forth the amount of total loans due after December 31, 2024, with fixed or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Adjustable-Rate	Total
Construction Real Estate	$18,495	$34,743	$53,238
Residential Real Estate	69,509	85,837	155,346
Commercial Real Estate	192,458	48,508	240,966
Commercial and Agricultural	22,634	3,170	25,804
Consumer HELOC	—	29,697	29,697
Other Consumer	18,044	3	18,047
Total	$321,140	$201,958	$523,098

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

Secondary market sales are made to other banks or institutional investors.  Generally, all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2023, Security Federal sold $22.1 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2023, the Bank had $967,000 of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all its loans held for sale on a "best efforts" basis, meaning that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2023, the Bank's legal lending limit under this restriction was $24.4 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.3 million, comprised of three loans for commercial real estate properties. These loans were performing in accordance with their repayment terms at December 31, 2023.

South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $16.3 million at December 31, 2023, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2023, the Board approved the increased loan limits to 15% of unimpaired capital.

Loan Solicitation and Processing

The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others.  The Bank also receives mortgage loan applications from customer referrals and from walk-in customers. Detailed loan applications are obtained to determine the borrower's creditworthiness and ability to repay.  The more significant items on loan applications are verified using credit reports, financial statements and confirmations. After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), a lending decision is made in accordance with the underwriting guidelines of the Bank. These guidelines are generally consistent with Freddie Mac and Fannie Mae guidelines for residential real estate loans.  With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2023, the Ban k had $2.2  million in outstanding commitments on mortgage loans not yet closed compared to $970,000 at December 31, 2022. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $157.9 million at December 31, 2023.  For a more detailed discussion, see "Note 18 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Residential and Construction Real Estate Lending

At December 31, 2023, the Bank had $172.9 million, or 27.2% of its total outstanding loan portfolio, in residential mortgage loans. These loans have adjustable or fixed rates and include permanent residential mortgage loans.

Security Federal offers a variety of ARM loans with adjustable rates of interest which vary according to specified indices.  The Bank's ARM loans generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARM loans contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARM loans to retain in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. The Bank sells the majority of its longer term fixed rate mortgage loans at origination.

Despite the benefits of ARM loans to the Bank's asset/liability management program, these loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default.  At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

When originating residential mortgage loans, the Bank assesses the borrower's creditworthiness, evaluates their ability to make principal and interest payments, and considers the property's value securing the loan. The Bank generally makes loans on residential properties in amounts of 95% or less of the appraised value of the collateral.  When loans are made for amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value.  In general, the Bank restricts its residential lending to South Carolina and the nearby Evans and Augusta, Georgia market.

Many of the residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Freddie Mac or Fannie Mae. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac or Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to their underwriting guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Freddie Mac or Fannie Mae.

Construction loans consist of loans to construct a borrower's primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date.  These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At December 31, 2023, construction loans totaled $104.5 million, or 16.5%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The borrower pays interest on the loan during the one year construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, and residential developments.  At December 31, 2023, the Bank had $264.8 million, or 41.7% of its total loan portfolio, in commercial real estate loans.

Commercial real estate loans from the Bank typically have amortization terms ranging from 10 to 20 years, offered with either adjustable or fixed rates.  Adjustable rates are linked to the prime rate as quoted in The Wall Street Journal, adjusting daily, with instituted floors (typically 4% to 6% since 2009). In cases where ceilings are applied, the loan will typically require a balloon payment within 60 months. Fixed-rate commercial real estate loans usually involve a balloon payment within 36 to 60 months.

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

Commercial and Agricultural Business (Non Real Estate) Loans

Commercial and agricultural business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2023, the Bank had $33.3 million, or 5.3% of its total loan portfolio, in commercial and agricultural business loans.

Commercial and agricultural business loans are typically originated on terms of three to 60 months, featuring both adjustable and fixed interest rate terms. Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal, adjusting daily, with floors (typically 4% to 6% since 2009) set by the Bank. Loans with ceilings usually involve a balloon payment in 60 months. Fixed-rate commercial and agricultural business loans typically have an amortization period of five years or less.

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

HELOC and Consumer Loans

The Bank provides consumer loans for various personal, family or household purposes, covering financing for home improvements, residential lots, automobiles, boats, mobile homes, recreational vehicles and education.  Additionally, the Bank offers home equity lines of credit ("HELOCs"), which are open-end lines secured by mortgage liens on the borrower's primary or secondary residence. Borrowers make minimum interest-only monthly on drawn lines. HELOC terms extend up to a maximum of 20 years, with a variable interest rate tied to the prime rate and floats monthly.

In 2012, the Bank instituted interest rate floors, currently ranging from 3.00% to 6.00%, for new HELOC originations, with a maximum loan-to-value ratio of 80%. The Bank also offers secured and unsecured lines of credit.  Although consumer loans typically involve a higher level of risk than residential mortgage loans, they generally provide higher yields and have shorter terms to maturity. At December 31, 2023, the Bank had $34.5 million in outstanding HELOCs, representing 5.4% of its loan portfolio.

At December 31, 2023, the Bank also had $24.5 million in consumer loans, constituting 3.9% of its loan portfolio, which included amounts outstanding on credit cards and personal lines of credit. As of December 31, 2023, the Bank had issued approved credit card lines of $14.8 million, with $3.4 million outstanding on the same date.

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

Loan Delinquencies and Defaults

The Bank's collection procedures provide that when a residential or commercial real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. The Bank’s non-accrual loans were $6.8 million at December 31, 2023 compared to $6.3 million at December 31, 2022. For a more detailed discussion of our non-accrual loans, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 - Loans Receivable, Net" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets.  The regulations require commercial banks to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful."  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount.  In addition, the State Board and/or FDIC may require the establishment of a general allowance for credit losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of a Bank.  See "Regulation - Regulation of the Bank."

The Company uses a risk-based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. For a more detailed discussion of our credit quality measures, see "Note 4- Loans Receivable, Net - Credit Quality Indicators" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

At December 31, 2023, $11.9 million of the total loan balance was classified "substandard" compared to $9.2 million at December 31, 2022. At December 31, 2023, $13.9 million of the total loan balance was designated as "special mention" compared to $7.1 million at December 31, 2022. At December 31, 2023, $134.9 million of the total loan balance was designated as “caution” compared to $105.4 million at December 31, 2022. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2023 and 2022.

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

Modifications made to borrowers experiencing financial difficulty typically have their impact already factored into the allowance for credit losses.  This is due to the measurement methodologies utilized in estimating the allowance.  Consequently, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

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

Provision for Credit Losses on Loans

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

In determining the adequacy of the allowance for credit losses on loans, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. The level of the allowance for credit losses reflects management's continuing evaluation of this risk based on the Bank's past loss experience. The allowance is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate. Management believes that the allowance for credit losses on loans is at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to the allowance may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for credit losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

For a breakdown of the activity within the allowance for credit losses by loan category for the years ended December 31, 2023 and 2022, see "Note 4- Loans Receivable, Net - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

The following table summarizes net (recoveries) charge-offs as a percentage of average loans outstanding in each loan category for the years indicated.

	Year Ended December 31,
	2023			2022
(Dollars in Thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio	Net Charge-offs (Recoveries)	Average Loans	Ratio
Construction Real Estate	$(16)	$105,433	(0.02)%	$(35)	$104,516	(0.03)%
Residential Real Estate	(54)	143,691	(0.04)	(46)	94,075	(0.05)
Commercial Real Estate	(20)	256,927	(0.01)	(132)	243,104	(0.05)
Commercial and Agricultural	(10)	33,396	(0.03)	62	31,338	0.20
HELOC	(37)	32,750	(0.11)	(52)	29,652	(0.18)
Other Consumer	130	24,511	0.53	112	23,563	0.48
Total	$(7)	$596,708	(0.00)%	$(91)	$526,248	(0.02)%

The following table presents an allocation of the allowance for credit losses at December 31, 2023 and 2022. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2023		2022
(Dollars in thousands)		% of		% of
		loans in		loans in
	Amount	category	Amount	category
Construction Real Estate	$1,828	17%	$2,323	20%
Residential Real Estate	3,551	27%	2,124	20%
Commercial Real Estate	5,052	42%	4,805	45%
Commercial and Agricultural	808	5%	875	6%
HELOC	731	5%	599	6%
Other Consumer	599	4%	452	4%
Total	$12,569	100%	$11,178	100%

Subsidiaries

At December 31, 2023, the Company had two subsidiaries, Security Federal, its wholly owned operating bank subsidiary, and Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust. Under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.

At December 31, 2023, Security Federal had two subsidiaries, SFINV and SFINS. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business and home insurance. Security Federal's net investment in its subsidiaries totaled $17.0 million at December 31, 2023.

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

At December 31, 2023, our investment portfolio totaled $700.7 million. Security Federal has an investment portfolio of available for sale ("AFS") and held to maturity ("HTM") securities, the majority of which are mortgage-backed securities ("MBS"). MBS can serve as collateral for borrowings and, through repayments, as a source of liquidity. MBS do not have a fixed maturity date. Under the Bank's risk-based capital requirement, MBS have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans. Small Business Administration ("SBA") bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk-based assets for regulatory capital purposes. Student loan pools are typically 97% guaranteed by the U.S. government. The FHLB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government. AFS securities are carried at fair value.

HTM securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income. For more detailed information regarding the Bank's investment portfolios, see "Note 2 - Investments, Available for Sale" and "Note 3 - Investments, Held to Maturity" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank ("FRB") of Richmond, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances, borrowings from the FRB and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  For additional information, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in  this 2023 Form 10-K.

Deposits

The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts. The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels. At December 31, 2023, deposits totaled $1.2 billion. At that date, approximately $327.7 million of our deposit portfolio was uninsured, including $121.9 million in public deposits which are fully collateralized. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

At December 31, 2023, the Bank had one deposit relationship totaling approximately 5.2% of outstanding deposits. At December 31, 2022, the Bank had no deposit relationships greater than 5% of outstanding deposits.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposit at the dates indicated.

	Year Ended December 31,
	2023			2022
	Average Balance	% of Total	Weighted Avg Rate	Average Balance	% of Total	Weighted Avg Rate
(Dollars in thousands)
Interest bearing checking	$102,009	9%	0.99%	$114,065	10%	0.60%
Savings and money market	590,248	51%	2.66%	589,849	53%	0.27%
Certificates of deposit	208,221	18%	2.88%	143,619	13%	0.42%
Total interest bearing deposits	900,478	78%	2.30%	847,533	76%	0.34%
Non-interest checking	259,616	22%		267,246	24%
Total Deposits	$1,160,094	100%		$1,114,779	100%

For additional information regarding our deposits, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 9 - Deposits" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Borrowings

At December 31, 2023, the Bank had $119.2 million in borrowings from the FRB's Bank Term Funding Program ("BTFP"). Depository institutions may also borrow from the FRB's discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At December 31, 2023, the average borrowing rate was 4.60%.

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2023, the Bank had no outstanding advances from the FHLB of Atlanta.

At December 31, 2023, the Bank had $19.2 million in other borrowings consisting of retail repurchase agreements with an average rate of 1.49%.

For additional information regarding our borrowings, see "Note 10 - FHLB Advances and FRB Borrowings" and “Note 11 - Other Borrowings” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K. See also, "Regulation - Regulation of the Bank - Federal Home Loan Bank System" in this 2023 Form 10-K.

At December 31, 2023, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, resulting in a rate of 6.47% at December 31, 2023.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See "Note 12 - Junior Subordinated Debentures" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

On November 22, 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”). The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes.  The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2024 and November 22, 2029, respectively. See "Note 13 – Subordinated Debentures" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Competition

The Bank serves the counties of Aiken, Lexington, Richland and Saluda, South Carolina, and the counties of Columbia and Richmond, Georgia through its 19 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Ridge Spring, Wagener, and West Columbia, South Carolina, and Augusta and Evans, Georgia.

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

Human Capital

We continually strive to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth coupled with an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in our long-term success.

At December 31, 2023, we employed 258 employees. Our employees are not represented by any collective bargaining agreement. Management is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2023, our workforce was 71% female and 29% male, and women held 66% of the Bank’s management roles. The ethnicity of our workforce was 76% White, 17% Black, 3% Asian, 3% Hispanic or Latino, 1% Two or More Races and less than 1% Indian.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2023, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	3.9%	3.2%	8.1%
Mid-level officers and managers	22.5%	16.1%	20.2%
Professionals	19.2%	19.4%	24.8%
Sales	1.6%	—%	1.9%
Administrative support	52.8%	61.3%	45.0%
Total	100.0%	100.0%	100.0%

(1) Includes employees self-disclosed as Asian, Black, Hispanic or Latino, Indian, or Two or More Races.

Benefits - We provide competitive comprehensive benefits to employees. We value the health and well-being of our employees and strive to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable.

Board of Directors - The Company’s board of directors is comprised of the Company’s Chief Executive Officer, President and nine non-employee directors. The non-employee directors are represented by 11% female and 11% minority.

Training and Education - We understand the importance of our employees' skills and knowledge in achieving organizational success. Consequently, we actively promote ongoing training and continuing education for our workforce.  Our compliance training program ensures that all employees and officers receive annual training courses to stay well-informed about the rules relevant to their roles.

Information about our Executive Officers

The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2023.

	Age at December 31,	Position
Name	2023	Company	Bank

J. Chris Verenes	67	Chief Executive Officer	Chief Executive Officer Chairman of the Board
Roy G. Lindburg	63	President	—
Philip R. Wahl	60	—	President
Darrell Rains	67	Chief Financial Officer	Chief Financial Officer

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

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this 2023 Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the South Carolina State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve, the SEC and the Consumer Protection Financial Bureau (“CFPB”). Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

Deposit Insurance and Other FDIC Programs

The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. For the year ended December 31, 2023, the Bank paid $621,000 in FDIC premiums.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2023, total base assessment rates ranged from 2.5 to 32 basis points subject to certain adjustments.

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

At December 31, 2023, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and "Note 15 - Regulatory Matters" in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Capital Requirements

The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion.  Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2022.  A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  The Bank has opted out of the community bank leverage ratio.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2023, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The FASB has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Management did not elect the option to phase in the day-one adverse effects of CECL over a three-year period, and instead, elected to record the full effects of the adoption of CECL in 2023. For more on this new accounting standard, see "Note 1- Significant Accounting Policies-Recently Issued or Adopted Accounting Standards" in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2023, the Bank had no outstanding advances from the FHLB of Atlanta under an available credit facility of $424.4 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2023, the Bank had $922,000 in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB of Atlanta stock. These dividend yields averag ed 5.03% for the year ended December 31, 2023 and 4.88% for the year ended December 31, 2022.

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

On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA.   The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Federal Reserve System

The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2023, the Bank was in compliance with the reserve requirements in place at that time.

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

Privacy Standards and Cybersecurity

The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.  In addition, the federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy and governance, see “Item 1C. Cybersecurity” contained in Part I of this 2023 Form 10-K.

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

Capital Requirements

As discussed above, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2023, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see "Note 15 - Regulatory Matters" of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

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

The Company may carryforward net operating losses indefinitely. As of December 31, 2023, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $63,000.

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

The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2022.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

State Taxation

South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

Item 1A. Risk Factors.

An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all the other information included in this report and our other documents filed with and furnished to the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, liquidity, cash flows, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all your investment.

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

A deterioration in economic conditions in the market areas we serve, be it due to inflation, a recession, war, geopolitical conflicts, adverse weather conditions, the impact of COVID-19 variants, or other factors could result in the following consequences, any of which, could have a materially adverse effect on our business, financial condition, or results of operations:

•	Elevated instances of loan delinquencies, problematic assets, and foreclosures.
•	An increase in our allowance for credit losses on loans;
•	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
•	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
•	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
•	Reduction in our low-cost or noninterest-bearing deposits.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Any deterioration in the real estate markets associated with the collateral securing mortgage loans could significantly impact borrowers' repayment capabilities and the value of collateral. Real estate values are affected by various factors, including economic conditions, governmental rules or policies, and natural disasters such as earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

External economic factors, such as changes in monetary policy and inflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while easing recently, remained elevated throughout the first half of 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to Our Lending Activities

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business, and each loan carries risks related to potential non-repayment or insufficient collateral to guarantee repayment. Various factors contribute to this risk, including:

•	The cash flow generated by the borrower or the project being financed.
•	Uncertainties and fluctuations in the future value of collateral for secured loans.
•	The duration or term of the loan.
•	The individual characteristics and creditworthiness of a borrower.
•	Changes in economic and industry conditions over time.

We maintain an allowance for losses on loans, which is a reserve established through a provision for credit losses charged to expense, that we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio. The appropriate level of the allowance for credit losses on loans is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•

Collective loss reserve: Assessing loans on a pooled basis with comparable risk traits, drawing from our historical default and loss data, macroeconomic indicators, feasible forecasts, regulatory standards, management’s foresight into future events, and specific qualitative elements.

•	Individual loss reserve: Evaluating individual loans with distinct risk characteristics, weighing the present value of anticipated future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is recorded as a charge against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Our allowance for credit losses on loans was 1.98% of total loans outstanding (excluding loans held for sale) at December 31, 2023. For additional information concerning our allowance for credit losses, see “Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022 - Provision for Credit Losses” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this 2023 Form 10-K.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize additional loan charge-offs. Any increases in the provision for credit losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2023, our non-performing assets (which consist of non-accrual loans and OREO) were $6.8 million, or 0.44% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	Interest income is recorded solely on a cash basis for non-accrual loans and any non-performing investment securities.
•	No interest income is recorded for OREO.
•	Expected loan losses are accounted for through a current-period provision for credit losses.
•

Writing down property values within our OREO portfolio to mirror changing market values or recognizing other-than-temporary impairment on non-performing investment securities leads to increased non-interest expenses.

•	Legal fees related to resolving problematic assets, along with carrying costs like taxes, insurance, and maintenance fees for our OREO, increase non-interest expenses.
•	Active management involvement in resolving non-performing assets may divert attention from more profitable activities.

If additional borrowers become delinquent and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Our level of commercial real estate loans may expose us to increased lending risks.

While commercial real estate lending offers the potential for higher returns compare d to single-family residential lending, it is more susceptible to fluctuations in regional and local economic conditions, presenting challenges in predicting potential losses accurately. Evaluating collateral and conducting financial statement analysis for these loans necessitates a more intricate approach during underwriting and continual assessment. At December 31, 2023 , we had $264.8 million of commercial real estate loans, representing 41.7% of our total loan portfolio.

Commercial real estate loans typically involve larger principal amounts than other types of lending, and some borrowers hold multiple loans with us. Consequently, adverse developments in a single loan or credit relationship can significantly increase our risk exposure compared to single-family residential loans. Repayment of these loans is dependent on income generated or anticipated from the property securing the loan in amounts sufficient to cover operating expenses and debt service. Economic fluctuations or local market changes can impact this cash flow. For instance, failure to secure or renew leases can impair the borrower's ability to repay the loan. Commercial real estate loans also pose a greater credit risk than one-to-four family residential real estate loans, primarily because the collateral is less liquid. Further, many of these loans include large balloon payments upon maturity, increasing the risk of default as borrowers may need to sell or refinance the property to pay off the loan at maturity.

Unlike residential loans, a secondary market for most types of commercial real estate loans is not readily available, limiting our ability to mitigate credit risk by selling our interest. Foreclosing on these loans often entails longer holding periods due to fewer potential purchasers for the collateral. Consequently, charge-offs on commercial real estate loans may be comparatively higher on a per-loan basis than those in our residential or consumer loan portfolios.

Our construction real estate loans are based upon estimates of costs and the value of the completed project.

We originate construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects.  At December 31, 2023, we had $104.5 million of construction loans, representing 16.5% of our total loan portfolio.

Construction lending involves inherent risks due to estimating costs in relation to project values. Uncertainties in construction costs, market value, and regulatory impacts make accurately evaluating total project funds and loan-to-value ratios challenging. Factors like shifts in housing demand and unexpected building costs can significantly vary actual results from estimates. Additionally, this type of lending often involves higher principal amounts and might be concentrated among a few builders. A downturn in housing or real estate markets could escalate delinquencies, defaults, foreclosures, and compromise collateral value.

Some builders have multiple loans with our institution and also hold residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. Moreover, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing. Thus, repayment depends heavily on project success and the borrower's ability to sell, lease, or secure permanent financing, rather than their ability to repay principal and interest directly.  Misjudging a project's value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, involving cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes also might significantly impact construction loans, affecting end-purchaser borrowing costs, potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are hard to sell and often need completion for successful sales, complicating problem loan resolution. This might require additional funds or engaging another builder, incurring additional costs and market risks. Moreover, speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans. Speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

Construction, acquisition and development ("A&D") loans carry additional risk due to the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks are particularly sensitive to supply and demand dynamics, significantly impacting this lending type. Consequently, such loans often entail substantial fund disbursements, where repayment depends on the project's success and the borrower's capability to develop, sell, or lease the property. This reliance differs from the borrower's or guarantor's independent ability to repay principal and interest. At December 31, 2023, there were no non-performing A&D loans; however, a material increase in non-performing construction and development loans could significantly impact our financial condition and results of operations.

Repayment of our commercial and agricultural business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

A t December 31, 2023 , $33.3 million or 5.3% of our total loans were commercial and agricultural business loans. These loans carry distinct risks compared to residential and commercial real estate loans. Unlike real estate lending, which relies on predetermined loan-to-collateral values and views liquidation of the underlying real estate as the primary source of repayment in case of default, our commercial and agricultural business loans are primarily predicated on the borrower's cash flow and secondarily on provided collateral. The borrower's cash flow, often unpredictable, serves as the primary repayment source, supported by collateral such as equipment, inventory, or accounts receivable. However, relying solely on collateral in the event of default may be insufficient due to uncollectible receivables, obsolete inventory, or other factors.

Our real estate lending exposes us to the risk of environmental liabilities.

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

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2023, we did not incur any other-than-temporary impairments on our securities portfolio.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and particularly, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 225 basis points during 2023, to a range of 5.25% to 5.50% as of December 31, 2023. The FOMC has paused increases to the target federal funds rate but has not ruled out future increases. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will negatively impact our net interest income and may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

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

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, we attempt to increase our proportion of deposits comprising either no or relatively low-interest-bearing accounts, which has been challenging over the last couple years. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

Changes in interest rates also affect the value of our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At December 31, 2023, we had an accumulated other comprehensive loss of $35.0 million, which is reflected as a reduction to shareholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2023 Form 10-K.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE"), or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a meaningful portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans underwritten pursuant to programs currently offered by Freddie Mac and Fannie Mae. These entities account for a substantial portion of the secondary market in residential mortgage loans. Future changes in their programs, including our eligibility to participate in such programs, the criteria for loans to be accepted, or laws that significantly affect the activity of such entities, could materially adversely affect the success of our mortgage banking operations and, consequently, our results of operations.

Changes in economic conditions significantly impact mortgage loan production levels. A slowdown in the housing market, decreased economic activity, or higher interest rates can particularly affect this aspect of our operations. Sustained periods of economic downturn or elevated interest rates have the potential to adversely impact mortgage originations, subsequently affecting income derived from our mortgage lending activities.

Our results of operations are also significantly impacted by non-interest expenses related to mortgage banking activities, encompassing salaries, employee benefits, occupancy, equipment, data processing, and other operating costs.

Failure to generate an adequate volume of loans for sale may adversely affect our results of operations. In addition, during periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. Moreover, deteriorating economic conditions may increase the potential for homebuyers to default on their mortgages. In instances where we have originated loans sold to investors, we may be required to repurchase such loans or provide a financial settlement to investors. Such situations arise if it is proven that borrowers furnished incomplete or inaccurate information on their loan applications, if appraisals are deemed unacceptable, or if loans were not underwritten as per the specified loan program outlined by the investor. If repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

Risk Related to Regulatory and Compliance Matters

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on an institution's operations, the classification of assets by the institution and the adequacy of an institution's allowance for credit losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

The significant federal and state banking regulations that affect us are described in this report under “Business - Regulation” in Item 1 of this 2023 Form 10-K. These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to the allowance for credit losses on loans, securities and unfunded commitments; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; income taxes, including tax provisions and realization of deferred tax assets; and the fair value of assets and liabilities. Because of the uncertainty of estimates involved in these matters, the Company may be required, among other things, to significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2023 Form 10-K.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.

One such significant change in 2023 was the implementation of the CECL model, which we adopted on January 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

As a result of the change in methodology from the incurred loss model to the CECL model, on January 1, 2023, the Company recorded a one-time increase in the allowance for credit losses on loans of $784,000 and the reserve for unfunded commitments of $1.2 million, and an after-tax decrease to opening retained earnings of $1.6 million.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be exceedingly high.

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

Maintaining sufficient liquidity is essential to our business. Any inability to secure funds through deposits, borrowings, loan or investment sales, or other means could significantly impact our liquidity in a negative manner. Our primary liquidity sources include deposit increases, and when necessary, FHLB advances, borrowing from the FRB, and other borrowings. While historically, we have managed to replace maturing deposits and advances as needed, future replacements may be uncertain due to various factors. Changes in our financial condition, the financial condition of the FHLB or FRB, or market conditions could impede our ability to replace these funds. Factors such as reduced business activity in our South Carolina and Georgia markets, adverse operating results, or regulatory actions against us might also impede access to our liquidity sources. External factors like disruptions in financial markets, negative industry sentiments, or shifts in credit markets could further impede our ability to access funds. Changes in underwriting guidelines by the FHLB or alterations in lending policies may limit our ability to borrow, significantly impacting our access to funds. Moreover, dependence on more expensive funding sources due to large-scale withdrawals or the inability to replace brokered deposits could strain our ability to meet our obligations, originate loans, or invest in securities. The availability of additional financing in the future might be uncertain or come at unreasonable terms, affecting our financial condition, operations, growth prospects, and overall future.

Additionally, while collateralized public funds tend to mitigate some credit sensitivity, they also limit standby liquidity due to collateral restrictions. These funds, while historically a stable funding source, are contingent upon the fiscal policies and cash flow needs of individual municipalities. At December 31, 2023, $141.4 million of our deposits were public funds.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2023, the Company had $128.3 million in unrestricted cash to support dividend and debt payments.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company relies extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and a constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial-services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See “Risks Related to Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this 2023 Form 10-K for additional information.

Accordingly, we have devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:

●	Implementing an Information Security Program that establishes policies and procedures for security operations and governance;
●

Establishing an Information Technology Steering Committee that is responsible for security administration, including conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;

●	Implementing layers of controls and not allowing excessive reliance on any single control;
●	Employing a variety of preventative and detective tools designed to monitor, block and provide alerts regarding suspicious activity;
●	Continuously evaluating tools that can detect and help respond to cybersecurity threats in real-time;
●	Leveraging people, processes and technology to manage and maintain cybersecurity controls;
●	Maintaining a third party risk management program designed to identify, assess and manage risks associated with external service providers;
●	Performing due diligence with respect to our third-party service providers, including their cybersecurity practices;
●

Engaging third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and

●	Conducting periodic cybersecurity training for our employees and the Company’s Board.

The Information Security Program is a key part of our overall risk management system, which is administered by our Information Technology Steering Committee. The program includes administrative, technical and physical safeguards to help protect the security and confidentiality of customer records and information.

From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.

The Company’s management team is responsible for the day-to-day management of cybersecurity risks we face and oversees the Information Technology Steering Committee. The Information Technology Steering Committee manages the oversight of the information security assessment, development of policies, standards and procedures, testing, training and security report processes for the Company. The Information Technology Steering Committee is comprised of officers with the appropriate expertise and authority to oversee the Information Security Program.

In addition, the Company’s Board is responsible for the oversight of risk management, including cybersecurity risks. In that role, the Company’s Board, with support from the Company’s management and third party cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and approves an information security program, vendor management policy (including third-party service providers), acceptable use policy, incident response policy and business continuity planning policy on an annual basis. All the aforementioned policies are developed and implemented by management of the Company. To carry out their duties, the Board receives updates from the Information Technology Steering Committee regarding cybersecurity risks and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity.

Item 2.  Properties

As of December 31, 2023, we owned the buildings and land for 12 of our branch offices and our operations center, leased the land and owned improvements for one office, and leased five other offices, including our main office.  The Ridge Spring branch is owned by the Town of Ridge Spring, with some capital improvements made by Security Federal.  Additionally, we own three other properties: one lot originally purchased for a future branch site and another for a new Operations Center, currently for sale, and a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office that is currently leased. We also rent and sublease the building at 234 Richland Avenue, which is adjacent to our main office. See "Note 5 - Premises and Equipment, Net and Leases" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2023 Form 10-K.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders: The Company’s stock is traded on the OTC Pink Open Market under the symbol “SFDL.OB.” As of March 21, 2024, the Company had approximately 281 shareholders of record, not including shares held in street name. Any over-the-counter market quotations of the Company’s stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividends: Our Board of Directors has declared quarterly cash dividends on our common stock for 125 consecutive quarters. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Purchases of Equity Securities by Issuer and Affiliated Purchasers.  On June 23, 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. The June 2023 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The following table summarizes common stock repurchases during the three months ended December 31, 2023

Period	Total Number of Shares Repurchased as Part of Publicly Announced Program	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Repurchased
October 1, 2023 - October 31, 2023	1,684	$22.84	83,228
November 1, 2023 - November 30, 2023	142	$20.75	83,086
December 1, 2023 - December 31, 2023	11,900	$20.80	71,186
Total	13,726

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. [Reserved]

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, that appear in Part II, "Item 8. Financial Statements and Supplementary Data" and should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this 2023 Form 10-K.

General

As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law.  Functioning as a single bank holding company, the Company leverages this structure to potentially broaden the scale and range of financial services beyond the current offerings of the Bank. This holding company setup not only grants the Company enhanced flexibility compared to the Bank but also allows for diversification of business activities through existing or newly formed subsidiaries, acquisitions, mergers with financial institutions, and other companies. Presently, there are no existing arrangements or agreements regarding such acquisitions, and the Company's future activities will be funded through the ongoing operations of the Bank and borrowings from third parties. Additionally, potential funding sources may include the sale of additional securities or income generated by the Company's various activities, although no plans for such actions are in place at this time.

The investment and other activities of the Company have had no significant impact on the results of operations for the periods presented in the Consolidated Financial Statements included herein.  Given that all material business operations are conducted through the Bank, the following discussion of financial results primarily indicative of the activities of the Bank.

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance one-to-four family residential real estate.  The Bank also originates construction loans on single-family residences, multi-family dwellings, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions, and commercial projects. The Bank also provides trust services and it offers property and casualty insurance products through its subsidiary, SFINS.

The Bank's net income depends primarily on its interest rate spread, which is the difference between the average yield earned on its loan and investment portfolios and the average rate paid on its deposits and borrowings. When the rate earned on interest-earning assets equals or exceeds the rate paid on interest-bearing liabilities, this positive interest rate spread will generate net interest income. The Bank’s interest spread is influenced by interest rates, deposit flows, and loan demands.  Levels of non-interest income and operating expense are also significant factors in earnings.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

The significant accounting policies of the Company are described in Note 1 of the Notes to the Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data," in this 2023 Form 10-K.

The Company believes the allowance for credit losses is a critical accounting policy that requires the most significant judgments, estimates and assumptions used in preparation of the Consolidated Financial Statements.  The impact of an unexpectedly large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. The Company considers the allowance for credit losses to be a critical accounting policy, requiring significant judgments, estimates, and assumptions in preparing its Consolidated Financial Statements.  An unexpectedly large loss could deplete the allowance, necessitating increased provisions that may negatively impact earnings.  The CECL method is employed for credit loss provisioning, with all credit losses and recoveries charged and credited, respectively, to the related allowance.  Additions to the allowance are determined based on various factors, including collateral value, borrower guarantees, repayment ability, loan portfolio composition, and economic conditions. Monthly evaluations are conducted, adjusting the allowance in response to changes. While management uses the best available information, future adjustments may be necessary if economic conditions differ significantly from assumptions.  Further details on the estimation process and methodology are discussed in the “Financial Condition” and “Comparison of the Years Ended December 31, 2023 and 2022 - Provision for Credit Losses” sections of this 2023 Form 10-K.

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

No assurance can be given that either the tax returns submitted by the Company or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Assets

Total assets increased $168.4 million or 12.2% to $1.5 billion at December 31, 2023 from $1.4 billion at December 31, 2022.  This increase was primarily due to increases in cash and cash equivalents, net loans receivable and, to a lesser extent, other assets, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $99.8 million or 350.1% to $128.3 million at December 31, 2023 compared to $28.5 million at December 31, 2022, due to increased deposits and borrowings.  Total investment securities decreased $16.9 million or 2.4% to $700.7 million at December 31, 2023 from $717.6 million at December 31, 2022 as maturities, sales and principal paydowns exceeded purchases of investments during the year. The Company purchased $66.3 million of investment securities during the year ended December 31, 2023 compared to $210.3 million during 2022.

Loans receivable, net, including loans held for sale, increased $72.6 million or 13.2% to $622.5 million at December 31, 2023 from $549.9 million at December 31, 2022 primarily due to increases in residential mortgage and commercial real estate loans. In addition, HELOCs, other consumer loans, and commercial and agricultural loans also increased, while construction loans decreased during 2023 as compared to 2022.

Residential mortgage loans held for investment increased $62.8 million or 57.1% to $172.9 million at December 31, 2023 from $110.1 million at December 31, 2022. Similarly, commercial real estate loans increased $12.6 million or 5.0% to $264.8 million at December 31, 2023 from $252.2 million at December 31, 2022, while construction loans decreased $8.3 million or 7.3% to $104.5 million at December 31, 2023 from $112.8 million at December 31, 2022.

Further, commercial and agricultural loans increased to $33.3 million at December 31, 2023 up from $30.6 million at December 31, 2022.  HELOCs increased to $34.5 million at December 31, 2023 up from $31.7 million at December 31, 2022 and other consumer loans increased to $24.5 million at December 31, 2023, up from $23.6 million at December 31, 2022.

Loans held for sale, comprised of fixed rate residential loans, increased $54,000 or 5.9% to $967,000 at December 31, 2023 from $913,000 at December 31, 2022. Typically, long-term fixed-rate residential real estate loans, when newly originated, are not retained in the portfolio but are promptly sold, unlike ARM loans, which are generally held in the portfolio. The Bank sells all its fixed-rate residential loans on a service-released basis. The total value of fixed-rate residential loans sold to institutional investors on a service-released basis was $21.6 million during the year ended December 31, 2023, compared to $48.5 million during the year ended December 31, 2022.

Property and equipment, net increased $677,000 or 2.4% to $28.6 million at December 31, 2023 from $28.0 million at December 31, 2022 due to capital costs related to branch improvements and construction of the Bank's newest branch.

Other assets increased $10.1 million or 52.2% to $29.3 million at December 31, 2023 from $19.2 million at December 31, 2022. The increase was primarily the result of a $10.8 million increase in principal payments receivable on investment securities, which was related to the maturity of one investment security that matured on December 31, 2023 but payment was not received until the beginning of 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Non-Performing Assets

The Bank’s non-performing assets increased $432,000 or 6.8% to $6.8 million at December 31, 2023, from $6.4 million at December 31, 2022. Non-performing assets represented 0.44% and 0.49% of total assets at December 31, 2023 and 2022, respectively.

The following table presents information regarding the Bank’s non-performing loans at the dates indicated.

	As of December 31, 2023		At December 31, 2022		$	%
(Dollars in thousands)	Amount	# of loans	Amount	# of loans	Change	Change
Non-Performing Loans:
Construction	$868	4	$115	2	$753	654.8%
Residential Mortgage	1,307	16	1,545	16	(238)	(15.4)
Commercial Real Estate	4,125	5	4,282	3	(157)	(3.7)
Commercial and Agricultural	50	3	113	8	(63)	(55.8)
HELOC	413	5	189	5	224	118.5
Other Consumer	62	10	29	7	33	113.8
Total Non-Performing Loans	6,825	43	6,273	41	552	8.8%
Other Non-Performing Assets:
OREO	—		120		(120)	(100.0)%
Total Non-Performing Assets	$6,825		$6,393		$432	6.8%
Non-Performing Loans to Total Loans	1.08%		1.14%
Non-Performing Assets to Total Assets	0.44%		0.49%
Allowance for Credit Losses on Loans to Non-Performing Loans	184.16%		178.19%
Allowance for Credit Losses on Loans to Total Loans	1.98%		2.09%

(1)	PERCENT OF GROSS LOANS RECEIVABLE HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

Non-performing loans increased in the construction, HELOC and other consumer loan categories during 2023 compared to 2022. There were no OREO properties at December 31, 2023 compared to $120,000 at December 31, 2022.  The ratio of the allowance for credit losses to total loans was 1.98% and 2.09% at December 31, 2023 and 2022, respectively.

The largest increase in non-performing loans occurred in construction loans, which increased $753,000 or 654.8% to $868,000 at December 31, 2023 from $115,000 at December 31, 2022. Non-performing construction loans consisted of four loans to four borrowers with an average loan balance of $217,000 at December 31, 2023, compared to two loans to two borrowers with an average loan balance of $57,000 at December 31, 2022.

Non-performing HELOCs increased $224,000 or 118.5% to $413,000 at December 31, 2023 from $189,000 at December 31, 2022. Non-performing HELOCs consisted of five loans to five borrowers with an average loan balance of $83,000 at December 31, 2023, compared to five loans to five borrowers with an average loan balance of $38,000 at December 31, 2022.

Non-performing commercial real estate loans totaled $4.1 million at December 31, 2023, down slightly from $4.3 million at December 31, 2022. Non-performing commercial real estate loans consisted of five loans to five borrowers with an average loan balance of $825,000 at December 31, 2023, compared to three loans to three borrowers with an average loan balance of $1.1 million at December 31, 2022.

Non-performing residential mortgage loans totaled $1.3 million at December 31, 2023, down slightly from $1.5 million at December 31, 2022. Non-performing residential mortgage loans at December 31, 2023 consisted of 16 loans to 16 borrowers with an average loan balance of $82,000, the largest of which was $291,000, compared to 16 loans to 16 borrowers with an average loan balance of $97,000, the largest of which was $250,000, at December 31, 2022.

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the underlying collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The Bank conducts a monthly review of its loan portfolio and allowance for credit losses. In determining the appropriate allowance during the years ended December 31, 2023 and 2022, management considered various factors, including national and state unemployment rates, benefit claim levels, government financial assistance, inflation, consumer spending trends, and the Bank's largest commercial loan relationships.

Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, also known as CECL. This adoption resulted in a $2.0 million increase in the allowance for credit losses, comprised of increases in the allowance for credit losses on loans of $784,000 and on unfunded commitments of $1.2 million. The cumulative effect adjustment to retained earnings was $1.6 million, net of tax. For additional information, refer to “Recently Issued or Adopted Accounting Standards” in Note 1 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data" in this 2023 Form 10-K.

Management will continue monitoring economic conditions and collaborating with borrowers to navigate this challenging economic climate. Future additions to the allowance for credit losses depend on factors such as loan portfolio performance, economic conditions, real estate values, and interest rates. There is no assurance that future periods won't require additions to the allowance. Determining the appropriate level of the allowance involves a high degree of subjectivity and significant estimates, all of which are subject to material changes.

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. Management continually monitors its loan portfolio for the impact of local economic changes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Liabilities and Shareholders' Equity

Total deposits increased $84.9 million or 7.6% to $1.19 billion at December 31, 2023, up from $1.11 billion at December 31, 2022. The increase was the result of an $88.7 million or 62.5% increase in certificates of deposit balances and a $53.2 million or 15.2% increase money market account balances. These increase were partially offset by decreases in checking and savings account balances, which declined by $37.0 million or 7.3% and $19.9 million or 18.4%, respectively, during the same period. Management attributes the shift in the deposit mix to depositors seeking higher yielding CDs and other investment alternatives. The majority of the Bank’s deposits are originated within the Bank’s immediate market area.

Brokered time deposits were $6.5 million and $6.0 million at December 31, 2023 and 2022, respectively. The Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.0 million in non-certificate brokered deposits at both December 31, 2023 and 2022. Brokered deposits were 1.0% of total deposits at both December 31, 2023 and 2022.

Total uninsured deposits (those that exceeded the FDIC insurance limit of $250,000) totaled $327.7 million and $350.1 million at December 31, 2023 and 2022, respectively.  The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. Certificates of deposits that exceeded the FDIC insurance limit of $250,000 totaled $50.2 million and $30.3 million at December 31, 2023 and 2022, respectively. The following table summarizes the maturity schedule of certificates of deposit with a balance of $250,000 or more at December 31, 2023:

(In Thousands)
Within 3 Months	$13,887
After 3 Months, Within 6 Months	9,327
After 6 Months, Within 12 Months	20,679
After 12 Months	6,346
$50,239

Certificates of deposit scheduled to mature in one year or less totaled $198.3 million at December 31, 2023 compared to $97.2 million at December 31, 2022.  Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

The Bank had no outstanding FHLB advances at December 31, 2023 and 2022. The Company had $119.2 million in outstanding borrowings under the FRB's BTFP with a weighted average borrowing rate of 4.60% at December 31, 2023 compared to $44.1 million in borrowings from the FRB discount window with a weighted average borrowing rate of 4.50% at December 31, 2022. During 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP are for up to one year and would be extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024 would be no lower than the interest rate on reserve balances in effect on the date the advance is made. The interest rate will be fixed for the term of the advance on the day the advance is made. At December 31, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $381.0 million and $350.6 million, compared to an amortized cost and fair value of $72.6 million and $69.2 million, respectively, at December 31, 2022, respectively.

Other borrowings decreased $8.4 million or 30.5% to $19.2 million at December 31, 2023 from $27.6 million at December 31, 2022.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days, and the interest rate paid on these borrowings floats monthly with money-market type rates. The interest rate paid on the repurchase agreements was 1.49% and 0.75% at December 31, 2023 and 2022, respectively. The Company had pledged, as collateral for these repurchase agreements, investment securities with amortized costs and fair values of $44.7 million and $42.0 million at December 31, 2023, and $52.3 million and $49.8 million at December 31, 2022, respectively.

At both December 31, 2023 and 2022, the Company had $5.2 million in junior subordinated debentures outstanding and $26.5 million in subordinated debentures (“Notes”) outstanding. During the year ended December 31, 2022, the Company repurchased $3.5 million in principal amount of the Notes. For additional information, refer to Notes 12 and 13 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2023 Form 10-K.

Total shareholders' equity increased $12.1 million or 7.6% to $172.4 million at December 31, 2023 from $160.2 million at December 31, 2022. The increase was primarily attributable to net income of $10.2 million during 2023 and a $5.7 million decrease in accumulated other comprehensive loss, net of tax, related to the unrecognized gain in value of AFS securities during the year ended December 31, 2023.  These increases were partially offset by $1.7 million in dividends paid to common shareholders and a $1.6 million, net of tax, adjustment to retained earnings related to the adoption of ASC 326 on January 1, 2023. Book value per common share was $27.68 at December 31, 2023 compared to $23.76 at December 31, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  The table also distinguishes between the changes related to higher or lower outstanding balances and the changes related to the volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (multiplied by prior year volume); (2) changes in volume (multiplied by prior year rate); and (3) net change (the sum of the prior columns).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change attributable to volume and the change attributable to rate. Changes in income are calculated on a tax equivalent basis using the effective tax rate for the period.

	Years Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	(Decrease) Increase Due to			(Decrease) Increase Due to
	Change in			Change in
(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets:
Loans: (1)	$3,727	$3,463	$7,190	$591	$(2,150)	$(1,559)
Taxable Investment Securities	(78)	12,681	12,603	1,784	5,410	7,194
Non-taxable Investment Securities (2)	(114)	34	(80)	16	(395)	(379)
Deposits in Other Banks	2,571	(11)	2,560	34	154	188
Total Interest-Earning Assets	$6,106	$16,167	$22,273	$2,425	$3,019	$5,444
Interest-Bearing Liabilities:
Deposits:
Certificate Accounts	$384	$5,000	$5,384	$(133)	$(139)	$(272)
Other Interest Bearing Deposits	(39)	12,446	12,407	103	1,449	1,552
Total Deposits	345	17,446	17,791	(30)	1,310	1,280
Borrowings	1,372	1,538	2,910	(252)	176	(76)
Total Interest-Bearing Liabilities	1,717	18,984	20,701	(282)	1,486	1,204
Effect on Net Tax Equivalent Interest Income (2)	$4,389	$(2,817)	$1,572	$2,707	$1,533	$4,240

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)	THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table compares detailed average balances, average yields on interest earning assets, and average costs of interest bearing liabilities at December 31, 2023 and 2022. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	For the Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-Earning Assets:
Loans (1)	$597,235	$32,827	5.50%	$525,396	$25,637	4.88%
Taxable Investment Securities	692,591	28,749	4.15%	695,960	16,145	2.32%
Non-taxable Investments (2)	20,513	766	3.73%	23,651	846	3.58%
Deposits in Other Banks	52,499	2,762	5.26%	3,649	203	5.56%
Total Interest-Earning Assets	$1,362,838	$65,104	4.78%	$1,248,656	$42,831	3.43%
Interest-Bearing Liabilities:
Checking, Savings and Money Market Accounts	$692,257	$14,710	2.12%	$703,914	$2,304	0.33%
Certificate Accounts	208,221	5,991	2.88%	143,619	607	0.42%
Total Interest-Bearing Deposits	900,478	20,701	2.30%	847,533	2,911	0.34%
Junior Subordinated Debt	5,155	364	7.06%	5,155	180	3.49%
Subordinated Debt	26,500	1,393	5.26%	29,332	1,548	5.28%
FHLB Advances and Other Borrowings (3)	89,122	3,271	3.67%	45,477	389	0.86%
Total Interest-Bearing Liabilities	$1,021,255	$25,729	2.52%	$927,497	$5,028	0.54%
Net Interest Rate Spread			2.26%			2.89%
Tax Equivalent Net Interest Income/Margin (2)		$39,375	2.89%		$37,803	3.03%
Less: tax equivalent adjustment (2)		127			253
Net Interest Income		$39,248			$37,550

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)

TAX EQUIVALENT BASIS RECOGNIZES THE INCOME TAX SAVINGS WHEN COMPARING TAXABLE AND TAX-EXEMPT ASSETS AND WAS CALCULATED USING THE EFFECTIVE TAX RATE IN PLACE FOR THE YEARS ENDED December 31, 2023 and 2022. THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS INCLUDED IN OUR INVESTMENT PORTFOLIO DURING THE PERIODS INDICATED.

(3)	INCLUDES FHLB ADVANCES, BORROWINGS FROM THE FRB AND REPURCHASE AGREEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Net Income

Net income was $10.2 million or $3.14 per basic common share for both the years ended December 31, 2023 and 2022.  While net interest income increased $1.7 million to $39.2 million during the year ended December 31, 2023 compared to the prior year, this increase was offset by increases in the provision for credit losses, non-interest expense and the provision for income taxes.  Additionally, there was a slight decrease in non-interest income.

Net Interest Income

Net interest income increased $1.7 million or 4.5% to $39.2 million for the year ended December 31, 2023, compared to $37.5 million in 2022. The increase was primarily due to higher interest income from loans and investments, which was partially offset by an increase in interest expense. The net interest margin on a tax-equivalent basis decreased 14 basis points to 2.89% for the year ended December 31, 2023 from 3.03% for the year ended December 31, 2022.

Total average interest-earning assets increased $114.2 million or 9.1% to $1.36 billion for the year ended December 31, 2023 from $1.25 billion for the year ended December 31, 2022, with a 135 basis point increase in the average yield earned on these assets. Similarly, average interest-bearing liabilities increased $93.8 million or 10.1% to $1.0 billion for the year ended December 31, 2023 from $927.5 million for the year ended December 31, 2022, with an increase of 198 basis points in the average cost. The interest rate spread on a tax-equivalent basis decreased 63 basis points to 2.26% for the year ended December 31, 2023 from 2.89% in 2022.

Total interest income increased $22.4 million or 52.6% to $65.0 million for the year ended December 31, 2023, compared to $42.6 million for the year ended December 31, 2022 as a result of increased interest income across all interest earning assets.

Total tax-equivalent interest income on investments increased $12.5 million, or 73.7%, due to a 178 basis point increase in the average yield earned on these assets during 2023 compared to 2022, partially offset by a $6.5 million decrease in the aggregate average balance of these interest-earning assets.

Interest income on loans increased $7.2 million or 28.0% to $32.8 million for the year ended December 31, 2023 compared to $25.6 million for the year ended December 31, 2022. The increase was due to a $71.8 million increase in the average balance of loans outstanding during the year ended December 31, 2023 combined with a 62 basis point increase in the average loan yield.

Interest income on deposits with other banks increased $2.6 million, over 1,200%, to $2.8 million for the year ended December 31, 2023 compared to $203,000 for the year ended December 31, 2022, due to a $48.9 million increase in the average balance of deposits with other banks outstanding during the year ended December 31, 2023.  The average yield earned on these deposits was 5.26% for the year ended December 31, 2023, down from 5.56% the prior year.

Total interest expense increased $20.7 million or 411.7% to $25.7 million for the year ended December 31, 2023, compared to $5.0 million for the year ended December 31, 2022, due to a 198 basis point increase in the average cost of interest-bearing liabilities and a $93.8 million or 10.1% increase in the average balance of these liabilities. The increase in interest expenses was driven predominantly by higher rates paid on deposits, which increased 196 basis points to 2.30% during 2023 from 0.34% in 2022.  The average balance of interest-bearing deposits increased $52.9 million or 6.2% to $900.5 million during the year ended December 31, 2023 compared to $847.5 million during 2022.

Interest expense on borrowings increased $2.9 million or 741.1% to $3.3 million during the year ended December 31, 2023 from $389,000 during the prior year. The increase was attributable to both a $43.6 million or 96.0% increase in the average balance of these liabilities and a 281 basis point increase in the average cost of borrowing to 3.67% in 2023 from 0.86% during 2022.

Provision for Credit Losses

We recorded a provision for credit losses of $246,000 for the year ended December 31, 2023 compared to no provision during the year ended December 31, 2022. Non-performing assets increased $432,000, or 6.8%, to $6.8 million at December 31, 2023 from $6.4 million at December 31, 2022. Non-performing assets represented 0.44% and 0.49% of total assets at December 31, 2023 and 2022, respectively.

The determination of the provision for credit losses is an integral part of management's ongoing monthly assessment of the loan portfolio's credit and the sufficiency of the allowance for credit losses. The Company follows established policies and procedures for evaluating and monitoring credit quality, employing both internal and external loan reviews to promptly identify potential problem loans. The Asset Classification Committee conducts a monthly review and the Board of Directors performs a quarterly evaluation of the adequacy of the allowance for credit losses.

Management believes the allowance for credit losses at December 31, 2023 is adequate based on its best estimates of the probable losses in the loan portfolio; however, these estimates are subject to uncertainty. Since the allowance for credit losses is an estimation, there is no guarantee that actual credit losses will not exceed the allowance or that further increases in the allowance will not be necessary in the future. A significant deterioration in national and local economic conditions, triggered by factors like inflation, recession, unemployment or money supply fluctuations, could lead to a substantial increase in the allowance for credit losses, potentially adversely impacting the Company’s financial condition and results of operations.  In addition, bank regulatory agencies may require us to make additional provisions to the allowance for credit losses during examinations, based on their own judgments and estimates.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income

Non-interest income decreased $222,000 or 2.3% to $9.4 million for the year ended December 31, 2023 from $9.6 million for the year ended December 31, 2022. The decrease was primarily attributable to a decrease in gain on sales of loans, which was partially offset by increases in service fees on deposit accounts, trust income, grant income and ATM and check card fee income.

Gain on sales of loans decreased $1.1 million or 63.3% to $626,000 for the year ended December 31, 2023 compared to $1.7 million in 2022 as the dollar volume of loans sold to investors decreased. The Bank sold $21.6 million of loans in 2023 compared to $48.5 million during 2022.

Service fees on deposit accounts increased $150,000 or 14.0% to $1.2 million for the year ended December 31, 2023 compared to $1.1 million in 2022 due to an increase in deposit accounts. Trust income increased $311,000 or 20.1% to $1.9 million during the year ended December 31, 2023 compared to $1.5 million in 2022 due to an increase in assets under management. ATM and check card fee income increased $202,000 or 7.2% to $3.0 million for the year ended December 31, 2023 compared to $2.8 million in 2022 reflecting higher transaction volume.

The Bank received $437,000 and $171,000 in grant income during the years ended December 31, 2023 and 2022, respectively. In both 2023 and 2022, the Bank was granted awards through the CDFI Fund Bank Enterprise Award program.  These grants were allocated to support the Bank's ongoing initiatives in community development financing and service activities within the most economically distressed communities.

Non-Interest Expense

Non-interest expense increased $1.7 million or 4.9% to $35.9 million during the year ended December 31, 2023 compared to $34.2 million during 2022.  This increase was a result of increases in all non-interest expense categories, with the exception of a reduction in write-downs of land held for sale and a slight decrease in advertising expenses.

Compensation and employee benefits increased $263,000 or 1.3% to $20.3 million during the year ended December 31, 2023 from $20.1 million for the year ended December 31, 2022, primarily due to annual cost-of-living increases and an increase in the number of full time equivalent employees as a result of a new branch opened in 2023. Occupancy expense increased $364,000 or 12.9% primarily due to an increase in depreciation expense on buildings as a result of our newest branch added in 2023.

FDIC insurance expense increased by $246,000 or 65.7% due to increased rates in 2023. Data processing expenses increased $547,000 or 72.1% as a result of the Company’s decision during 2023 to transition data and proof operations from on-site to outsourced through our third-party core processor. In addition to the incremental increase in third-party costs, the volume of customers and transactions also increased when compared to the prior year.

There were no write-downs of the fair value of land held for sale during 2023 compared to a $433,000 write-down in 2022 based on an updated appraisal.

Other non-interest expense increased $343,000 or 7.5% to $4.9 million for the year ended December 31, 2023 compared to $4.5 million during 2022 due to increased operations and the addition of a new branch in 2023.

Provision for Income Taxes

The provision for income taxes decreased $421,000 or 15.6% to $2.3 million during the year ended December 31, 2023 compared to $2.7 million for the year ended December 31, 2022. The decrease was due to lower pre-tax income in 2023 and a $395,600 reduction in income tax expense as a result of tax credits associated with the new branch opened in 2023.  The Company's combined federal and state effective tax rate was 18.3% for 2023 compared to 20.9% for 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions.

	December 31,
	2023	2022
	(In Thousands)
Bank’s Shareholders’ Equity (1)	$151,329	$142,652
Reduction for Goodwill	1,200	1,200
Tangible Capital	150,129	141,452
Core Capital	150,129	141,452
Supplemental Capital	10,328	9,956
Total Risk-Based Capital	$160,457	$151,408

(1)	EXCLUDES UNREALIZED LOSSES ON INVESTMENT SECURITIES OF $35.1 MILLION AND $40.8 MILLION December 31, 2023 and 2022, RESPECTIVELY.

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on capital levels at December 31, 2023, the Bank was considered to be well capitalized. At December 31, 2023, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (CET1) capital ratios of 10.4%, 17.8%, 19.0%, and 17.8%, respectively.  CET1 consists of Tier 1 capital less all capital components that are not considered common equity.

In addition to the FDIC’s minimum capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2023, the Bank’s capital conservation buffer was 11.0%.

For additional information regarding the Bank's and Company's regulatory capital compliance, see the discussion included in Note 15 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2023 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Liquidity refers to the ability to generate sufficient cash flows to fund current loan demand, repay maturing borrowings, fund maturing deposit withdrawals, and meet operating expenses.  Our primary sources of funds include deposits, scheduled loan and investment security repayments, including interest payments, maturities and sales of loans and investment securities, borrowings from the FRB, advances from the FHLB and cash flow generated from operations.  The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans.  The use of borrowings from the FRB, FHLB advances and other borrowings varies depending on loan demand, deposit inflows, and the use of investment leverage strategies that we might employee to increase net interest income.

Our principal use of funds is the origination of mortgages and other loans and the purchase of investment securities. The Bank’s liquidity is impacted by the volume of loans sold and principal payments received.  During the years ended December 31, 2023 and 2022, the Bank sold $22.1 million and $53.3 million in loans, respectively.  During the same periods, the net increase in loans outstanding to include originations and principal repayments, excluding loans held for sale, totaled $72.6 million and $53.5 million, respectively.  Further, purchases of investment securities totaled $66.3 million during 2023 compared to $210.3 million during 2022. Other uses of funds during the year ended December 31, 2023, included repayment of certain borrowings, purchases and improvements of premises and equipment, and dividend payments to shareholders totaling $1.6 million in the aggregate.

In the normal course of business, we make off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. We make personal, commercial, and real estate lines of credit available to customers and issue standby letters of credit.

Commitments to extend credit to customers are subject to the Bank’s normal credit policies and are essentially the same as those involved in extending loans to customers. Unused lines of credit on HELOCs, credit cards, and commercial loans amounted to $157.9 million at December 31, 2023.  HELOCs are made on a floating rate basis with final maturities of 15 to 20 years.  The Bank issues fixed rate credit cards, currently at 9.99%, and variable rate rewards credit cards with a floating rate equal to prime plus 9.99%.  Credit cards are renewed every three years.  The Bank had undisbursed loans-in-process of $13.3 million at December 31, 2023, which will be disbursed over an average of 90 days, and are included in the total unused commitments above.  These commitments to originate loans and future advances of lines of credit are expected to be funded from loan amortizations and prepayments, deposit inflows, principle payments received on investments, and short-term borrowing capacity. See Note 18 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2023 Form 10-K for additional information regarding our commitments and off-balance sheet arrangements.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during 2024 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor. For the year ending December 31, 2024, we project that fixed commitments will include $522,000 of operating lease payments. See Note 5 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2023 Form 10-K for additional information regarding our operating leases.

The Bank’s liquidity has been positively impacted by increases in deposit levels in recent years. During the year ended December 31, 2023, deposits increased by $84.9 million. Our liquid assets in the form of cash and cash equivalents, certificates of deposit at other banks and investments increased to $831.3 million at December 31, 2023 from $747.2 million at December 31, 2022. Total certificates of deposit scheduled to mature in one year or less totaled $198.3 million at December 31, 2023. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

Primary sources of short-term liquidity for the Bank include borrowings from the FRB, the FHLB of Atlanta, and a $50.0 million line of credit with the Pacific Coast Bankers Bank.

During the first quarter of 2023, the Company elected to participate in the FRB's BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP are for up to one year and would be extended at the one year OIS rate as of the day the advance is made plus 10 basis points.  Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024 would be no lower than the interest rate on reserve balances in effect on the date the advance is made. The interest rate will be fixed for the term of the advance on the day the advance is made. At December 31, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $381.0 million and $350.6 million. Depository institutions may also borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. Also during 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of December 31, 2023, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $93.6 million and $65.5 million, respectively.

The Bank maintains an approved line of credit with the FHLB of Atlanta, allowing for borrowing of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. As of December 31, 2023, the Bank has the ability to borrow $424.4 million based on the collateral value of pledged investment securities and loans. Management believes that future liquidity can be met through the Bank's deposits, which totaled $1.2 billion at December 31, 2023, as well as through sales and maturities of investment securities, and loans sold to investors. During the years ended December 31, 2023 and 2022, sales and maturities of investment securities totaled $86.6 million and $131.6 million, and loans sold to investors totaled $22.1 million and $53.3 million, respectively.

Historically the Bank’s cash flow from operating activities has been relatively stable.  The cash flows from investing activities vary with sales of investment securities and with the need to invest excess funds or utilize leverage strategies with the purchase of investment securities.  The cash flows from financing activities vary depending on the need for borrowings from the FRB, FHLB advances and other borrowings. The Bank's management regularly reviews its liquidity position and has implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluates and monitors the total amount of purchased funds used to support the balance sheet and funding from noncore sources. The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Security Federal Corporation is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Security Federal Corporation include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2023, Security Federal Corporation (on an unconsolidated basis) had liquid assets of $37.8 million. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders.  Assuming continued payment during 2024 at this rate of $0.14 per share, our average total dividends paid each quarter would be approximately $452,000 based on the number of our current outstanding shares at December 31, 2023.

In addition, in June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the year ended December 31, 2023, the Company repurchased 26,426 shares of its common stock at an aggregate cost of $582,000, leaving 71,186 shares available for further repurchase under the June 2023 stock repurchase program at December 31, 2023. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 5 -  “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”

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

Asset and Liability Management

The objective of the Bank’s program of asset and liability management is to limit the Bank’s vulnerability to material and prolonged increases or decreases in interest rates, or "interest rate risk."  As a financial institution, interest rate risk is the Bank's most significant market risk. The earnings and economic value of our shareholders’ equity varies in relation to changes in interest rates and the corresponding impact on the market values of our assets and liabilities. Oversight of the Bank's asset liability strategy is conducted by the Asset Liability Management Committee (“ALCO”).

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or re-pricing opportunities of interest-earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of interest-earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO meets regularly to review interest rate risk and liquidity in relation to present and potential market conditions, and to evaluate funding and balance sheet management strategies to ensure the level of risk is consistent with our asset/liability objectives.

Simulation is the principal tool used by the Bank in its ongoing effort to measure interest rate risk. Simulation involves the use of a financial modeling system that provides reports showing the current and future impact of changes in interest rates and our strategies and tactics. The Bank uses two dynamic methods: net interest income (“NII”) simulation and economic value of equity (“EVE”) analysis. The NII simulation models the impact that changes in interest rates will have on our earnings while EVE analysis models the impact those changes will have on the net present value of our asset and liability portfolios. These models take into account our contractual agreements with regard to investments, loans, deposits and borrowings, and also include assumptions surrounding market and customer behavior under different rate scenarios. The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets and liabilities under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

While these models are dependent on the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of our sensitivity to interest rate risk than does a traditional static gap analysis. These tools provide our ALCO with the capability to estimate and manage the amount of earnings at risk in future periods and in selected interest rate risk environments.

NII Simulation- The Bank’s primary focus is on NII simulation. Using NII simulation, the Bank measures earnings exposure over both a 12 and 24 month period under multiple instantaneous rate shock scenarios. The Bank’s policy provides the maximum acceptable negative impact on net interest income over each time horizon associated with each respective change in interest rates. Our ALCO monitors compliance with these policy limits and reports them to the Board of Directors quarterly.

The following table indicates the NII simulation scenarios modeled and the applicable policy parameters.

Change in Market Rates	Maximum Allowable Change in NII Over		Hypothetical Change in NII Over
(in Basis Points)	12 Months	24 Months	12 Months	24 Months
400	(20)%	(20)%	(13)%	(23)%
300	(15)%	(15)%	(9)%	(16)%
200	(10)%	(10)%	(6)%	(10)%
100	(8)%	(8)%	(3)%	(5)%
—	—%	—%	—%	—%
(100)	(8)%	(8)%	(1)%	(2)%
(200)	(10)%	(10)%	(3)%	(6)%
(300)	(15)%	(15)%	(6)%	(10)%
(400)	(20)%	(20)%	(9)%	(15)%

The Bank performs a liquidity analysis, a component of managing liquidity risk and monitoring the Bank's asset liability strategy. This analysis compares outstanding sources of liquidity to applicable policy parameters. The Bank was in compliance with policy parameters as of December 31, 2023 and 2022. In addition, the Bank performs a contingency funding plan analysis which incorporates various simulations in order to evaluate Bank's funding resources under stressed conditions. Both the liquidity and contingency funding plan analysis are performed by the ALCO and presented to the Board of Directors quarterly.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

EVE simulation- The EVE analysis serves as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. This measure assumes a static balance sheet and does not incorporate any growth assumptions, but does assume loan prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the 12 or 24 month time horizon contained in the NII simulation analyses.

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year. Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, change in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

The following table indicates the EVE simulation scenarios modeled and the applicable policy parameters.

Change in Market Rates (In Basis Points)	Maximum Change in Economic Value of Equity	Hypothetical change in EVE
400	(40)%	(36)%
300	(30)%	(31)%
200	(20)%	(16)%
100	(10)%	(0)%
—	—%	—%
(100)	(10)%	4%
(200)	(20)%	5%
(300)	(30)%	4%
(400)	(40)%	3%

In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis described above are considered. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. For example, loan repayment rates and withdrawals of deposits will likely differ substantially from the assumptions used in the simulation models in the event of significant changes in interest rates due to the option of borrowers to prepay their loans and the ability of depositors to withdraw funds prior to maturity.   In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

[Letterhead of Elliot Davis, LLP]

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and the Board of Directors of Security Federal Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, other comprehensive income (loss), shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company reported a gross loan portfolio of $634.5 million and related allowance for credit losses (“ACL”) of $12.6 million as of December 31, 2023. As described by the Company in Notes 1 and 4, the Company adopted the Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”) on January 1, 2023. In order to measure expected credit losses on a collective basis, the Company has elected to utilize a weighted- average remaining life (“WARM”) methodology for all segments. Loans not sharing similar risk characteristics are evaluated on an individual basis. The WARM method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on Company historical data. In addition, a 6- month forecast is applied to each segment, based on external sources, with immediate reversion to historical loss rates at the end of the forecast period. Additionally, a qualitative scorecard is used by management to assess the need for adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation process. The qualitative scorecard evaluates certain risks such as portfolio risk, economic trends, lending policies, credit administration risk, and industry conditions.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the high degree of complexity and judgment in the determination of significant model assumptions, specifically, the qualitative factor adjustments to quantitative loss rates. Auditing these complex judgments and assumptions made by the Company involves challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the appropriateness of the methodology applied in the adoption of ASC 326.
●	We obtained an understanding of how management developed the allowance for credit losses, specifically the determination of the qualitative factors.
●

We evaluated the relevance and reasonableness of assumptions related to the evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in the development of the qualitative factors.

●	We tested the completeness and accuracy of significant inputs to the model including the underlying data used to develop the qualitative factors.
●	We validated the mathematical accuracy of the calculation.
●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

●	We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

We have served as the Company's auditor since 1998.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 21, 2024

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and Cash Equivalents	$128,284	$28,502
Certificates of Deposit with Other Banks	2,350	1,100
Investment Securities:
Available For Sale ("AFS")	537,640	550,148
Held To Maturity ("HTM") (Fair Value of $158,540 and $161,464 at December 31, 2023 and December 31, 2022, Respectively)	163,072	167,438
Total Investments	700,712	717,586
Loans Receivable, Net:
Held For Sale	967	913
Held For Investment (Net of Allowance of $12,569 and $11,178 at December 31, 2023 and December 31, 2022, Respectively)	621,562	549,004
Total Loans Receivable, Net	622,529	549,917
Accrued Interest Receivable	5,512	4,811
Operating Lease Right-of-Use Assets	1,402	1,861
Land Held for Sale	938	1,097
Premises and Equipment, Net	28,637	27,960
Federal Home Loan Bank ("FHLB") Stock, at Cost	922	651
Other Real Estate Owned ("OREO")	—	120
Bank Owned Life Insurance ("BOLI")	27,954	27,318
Goodwill	1,200	1,200
Other Assets	29,231	19,243
Total Assets	$1,549,671	$1,381,366
Liabilities:
Deposit Accounts	$1,194,997	$1,110,085
Borrowings from Federal Reserve Bank ("FRB")	119,200	44,080
Other Borrowings	19,180	27,588
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	26,500	26,500
Operating Lease Liabilities	1,442	1,904
Other Liabilities	10,835	5,821
Total Liabilities	1,377,309	1,221,133
Commitments (Note 18)
Shareholders' Equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; (82,949 Shares Authorized, Issued and Outstanding at December 31, 2023 and December 31, 2022)	$82,949	$82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,456,136 Shares Issued and 3,228,777 Shares Outstanding at December 31, 2023 and 3,453,817 Shares Issued and 3,252,884 Shares Outstanding at December 31, 2022	35	35
Additional Paid-In Capital ("APIC")	18,287	18,230
Treasury Stock, at Cost (227,359 and 200,933 Shares Outstanding at December 31, 2023 and December 31, 2022, Respectively)	(4,913)	(4,331)
Accumulated Other Comprehensive Loss ("AOCL")	(35,050)	(40,779)
Retained Earnings	111,054	104,129
Total Shareholders' Equity	172,362	160,233
Total Liabilities and Shareholders' Equity	$1,549,671	$1,381,366

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Interest Income:
Loans	$32,827	$25,637
Taxable Investment Securities	28,749	16,145
Tax-exempt Investment Securities	639	593
Other	2,762	203
Total Interest Income	64,977	42,578
Interest Expense:
Deposits	20,701	2,911
FHLB Advances and Other Borrowings	3,271	389
Subordinated Debentures	1,393	1,548
Junior Subordinated Debentures	364	180
Total Interest Expense	25,729	5,028
Net Interest Income	39,248	37,550
Provision for Credit Losses	246	—
Net Interest Income after Provision for Credit Losses	39,002	37,550
Non-Interest Income:
Loss on Sales of Investment Securities, Net	—	(2)
Gain on Sale of Loans	626	1,705
Service Fees on Deposit Accounts	1,220	1,071
Commissions From Insurance Agency	784	784
Trust Income	1,860	1,548
BOLI Income	636	608
ATM and Check Card Fee Income	3,018	2,816
Grant Income	437	171
Other	809	911
Total Non-Interest Income	9,390	9,612
Non-Interest Expense:
Compensation and Employee Benefits	20,313	20,050
Occupancy	3,175	2,811
Advertising	980	988
Depreciation and Maintenance of Equipment	2,450	2,291
FDIC Insurance Premiums	621	375
Write Down of Land Held for Sale	—	433
Consulting	746	705
Debit Card Expenses	1,434	1,267
Data Processing	1,305	758
Other	4,890	4,547
Total Non-Interest Expense	35,914	34,225
Income Before Income Taxes	12,478	12,937
Provision For Income Taxes	2,288	2,709
Net Income	$10,190	$10,228
Net Income Per Common Share (Basic)	$3.14	$3.14
Cash Dividend Per Share On Common Stock	$0.52	$0.76
Weighted Average Shares Outstanding (Basic)	3,248,149	3,252,884

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Net Income	$10,190	$10,228
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on AFS Securities, Net of Taxes of $1.6 million and $(14.9) million at December 31, 2023 and 2022, Respectively	5,720	(46,003)
Reclassification Adjustment for Losses Included in Net Income, Net of Taxes of $0 and $(1) thousand at December 31, 2023 and 2022, Respectively	—	2
Amortization of Unrealized Gains on AFS Securities Transferred to HTM, Net of Taxes of $2,800 and $2,000 at December 31, 2023 and 2022, Respectively	9	6
Other Comprehensive Income (Loss)	5,729	(45,995)
Comprehensive Income (Loss)	$15,919	$(35,767)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Treasury Stock				Retained
(Shares and Dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCI (Loss)	Earnings	Total
December 31, 2021	—	$—	3,454	$35	201	$(4,331)	$18,230	$5,216	$96,373	$115,523
Net Income	—	—	—	—	—	—	—	—	10,228	10,228
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	—	—	(45,995)	—	(45,995)
Preferred Stock Issuance	83	82,949	—	—	—	—	—	—	—	82,949
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(2,472)	(2,472)
December 31, 2022	83	$82,949	3,454	$35	201	$(4,331)	$18,230	$(40,779)	$104,129	$160,233
Net Income	—	—	—	—	—	—	—	—	10,190	10,190
Adoption of CECL	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	5,729	—	5,729
Treasury Stock Purchase	—	—	—	—	26	(582)	—	—	—	(582)
Employee Stock Purchase Plan Issuance	—	—	2	—	—	—	57	—	—	57
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(1,687)	(1,687)
December 31, 2023	83	$82,949	3,456	$35	227	$(4,913)	$18,287	$(35,050)	$111,054	$172,362

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,190	$10,228
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation Expense	2,145	1,966
Discount Accretion and Premium Amortization, Net	3,919	6,498
Provisions for Credit Losses	246	—
Earnings on BOLI	(636)	(608)
Origination of Loans Held For Sale	(21,551)	(48,485)
Proceeds From Sale of Loans Held For Sale	22,123	53,315
Gain on Sales of Loans	(626)	(1,705)
Loss on Sales of Investment Securities	—	2
Loss on Disposal of Premises and Equipment	29	—
Gain on Sale of OREO	(2)	—
Write-down of OREO	15	10
Write-down of Land Held For Sale	—	433
Loss on Sale of Land Held For Sale	9	—
Increase in Accrued Interest Receivable	(701)	(1,059)
Amortization of Operating Lease Right-of-Use ("ROU") Assets	459	391
Change in Other Assets	(11,621)	949
Change in Lease Liabilities and Other Liabilities	4,857	(63)
Net Cash Provided By Operating Activities	8,855	21,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(46,033)	(59,675)
Proceeds from Payments and Maturities of AFS Securities	61,841	102,463
Proceeds from Sale of AFS Securities	—	22,375
Purchase of HTM Securities	(20,253)	(150,633)
Proceeds from Payments and Maturities of HTM Securities	24,762	6,794
Investment in Certificates of Deposits with Other Banks	(1,250)	—
Purchase of FHLB Stock	(696)	(65)
Redemption of FHLB Stock	425	—
Net Increase in Loans Receivable	(74,687)	(53,546)
Proceeds from Sale of Land Held for Sale	150	—
Proceeds from Sale of OREO	107	—
Purchase and Improvement of Premises and Equipment	(2,851)	(4,688)
Net Cash Used By Investing Activities	(58,485)	(136,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposit Accounts	84,912	(5,878)
(Repayments) Proceeds from Other Borrowings, Net	(8,408)	803
Repurchase of Subordinated Debentures	—	(3,500)
Proceeds from FRB Borrowings	446,055	400,880
Repayment of FRB Borrowings	(370,935)	(356,800)
Purchases of Treasury Stock	(582)	—
Proceeds from Employee Stock Purchase Plan	57	—
Proceeds from Issuance of Preferred Stock	—	82,949
Dividends to Common Stock Shareholders	(1,687)	(2,472)
Net Cash Provided By Financing Activities	149,412	115,982
Net Increase in Cash and Cash Equivalents	99,782	879
Cash and Cash Equivalents at Beginning of Year	28,502	27,623
Cash and Cash Equivalents at End of Year	$128,284	$28,502

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$23,019	$4,670
Income Taxes	$2,091	$2,159
Supplemental Schedule of Non Cash Transactions:
Change in Unrealized Gains on AFS Securities, Net of Taxes	$5,729	$(45,995)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting and reporting policies used in the preparation and presentation of the accompanying consolidated financial statements.  All significant intercompany transactions have been eliminated in consolidation.

Basis of Consolidation and Nature of Operations

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

The Company also has a wholly owned subsidiary, Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust.  However, under current accounting guidance, the Trust is not consolidated in the financial statements.  The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing balances in other banks, and federal funds sold.  Cash equivalents have original maturities of three months or less.

Investment Securities

Investment securities are classified in one of three categories: HTM, AFS, or trading.  Management determines the appropriate classification of debt securities at the time of purchase. Investment securities are classified as HTM when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded at cost and adjusted for amortization of premiums and accretion of discounts over a level yield basis. Callable debt securities held at a premium are amortized until the earliest call date. Prepayment assumptions on mortgage-backed securities are anticipated.

Management classifies investment securities that are not considered to be HTM as AFS.  This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity (“accumulated other comprehensive income (loss)”). Gains and losses from sales of AFS investment securities are determined using the specific identification method. The Company had no investment securities classified as trading.

Allowance for Credit Losses – Available for Sale Securities

Management evaluates all AFS investment securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (reversal of) credit losses. Losses are charged against the allowance for credit losses when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit losses related to the AFS portfolio.  Accrued interest receivable on AFS securities totaled $2.9 million at December 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.  See "Note 3 - Investments, Held to Maturity" for additional information regarding the major HTM security types. There was no allowance for credit losses on HTM securities at December 31, 2023.  Accrued interest receivable on HTM securities totaled $788,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Loans Receivable Held for Investment

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans is reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost- recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.  The allowance for credit losses on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses on loans is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

Real Estate

o

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

o

Residential Mortgage - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

o

Commercial Mortgage - Commercial mortgages can be broadly categorized into owner-occupied and non-owner-occupied loans. Owner-occupied commercial mortgages involve financing for the purchase or refinancing of nonresidential properties that are occupied by the borrowing operating companies. The collateral for these loans typically includes office buildings, warehouses, manufacturing facilities, and other commercial or industrial properties. These loans hinge on the borrowers' ability to achieve business results consistent with the projections made at the loan origination. Although the loans are secured by real property to mitigate risk, there is a possibility that the liquidation of collateral may not fully satisfy the obligation. Non-owner-occupied commercial mortgages are used for purchasing or refinancing investment nonresidential properties. The collateral for these loans encompasses office buildings and complexes, retail facilities, multifamily complexes, land under development, and various other commercial or industrial real estate. The primary risk associated with non-owner-occupied commercial mortgage loans is contingent upon the ability of the income-producing property that collateralizes the loan to generate sufficient cash flow for servicing the debt. Despite being collateralized by real property to mitigate risk, there remains the possibility that the liquidation of collateral will not entirely meet the obligation.

Commercial and Agricultural - Commercial and agricultural loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

Consumer loans
o

Home equity - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values.

o

Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company calculates the allowance for credit losses on loans for each pool of loans using a remaining life loss methodology with a two quarter reasonable and supportable forecast period and an immediate reversion period. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses on loans to determine the allowance for credit losses on loans. The Company uses its own internal data to measure historical credit loss experience within the loan pools with similar risk characteristics over an economic cycle. The Company then forecasts the calculated historical loss rates over the calculated remaining life of loans by pool.

Additionally, the allowance for credit losses on loans calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses on loans are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for credit losses is subject to periodic evaluations by bank regulatory agencies that may require adjustments to be made to the allowance based upon the information that is available at the time of their examination.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses - unfunded commitments unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded commitments, which is included in the provision for credit losses in the Company’s consolidated income statements. The allowance for credit losses – unfunded commitments is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses - unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans Receivable Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with institutional investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present little market risk for the Company. The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.

Other Real Estate Owned

Other real estate owned represents real estate and other assets acquired through foreclosure or repossession and are initially recorded at the estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the asset owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

Premises and Equipment

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset.  Estimated lives are 7 to 40 years for buildings and improvements and generally 3 to 10 years for furniture, fixtures and equipment.  Maintenance and repairs are charged to current expense.  The cost of major renewals and improvements are capitalized.

Land Held for Sale

Land held for sale is reported at the lower of the carrying amount and fair value less costs to sell. During the year ended December 31, 2022, the Company recorded a write down on land for sale totaling $433,000 due to a reduction in fair value less costs to sell. No write-downs on land held for sale were recorded during 2023.

Goodwill

The Company's goodwill is a result of the excess of the cost over the fair value of net assets resulting from the acquisition of Collier Jennings Financial Corporation in July 2006. Goodwill is reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Income Taxes

Income tax expense or benefit is recognized for the net change in the deferred tax liability or asset during the year.  That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year.  Deferred taxes are provided for by the differences in financial reporting bases for assets and liabilities compared with their tax bases. Generally, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Deferred income taxes are provided for differences between the provision for credit losses for financial statement purposes and those allowed for income tax purposes.

The Company adopted accounting guidance which prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. There have been no gross amounts of unrecognized tax benefits or interest or penalties related to uncertain tax positions since adoption. There are no unrecognized tax benefits that would, if recognized, affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Advertising Expense

Advertising and public relations costs are generally expensed as incurred.  External costs relating to direct mailing are expensed in the period in which the direct mailings are sent.  Advertising and public relations costs of $980,000 and $988,000 were included in the Company’s results of operations for the years ended December 31, 2023 and 2022, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for compensation costs under its stock option plans using the fair value method. This method requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award.

Net Income Per Common Share

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

There were no stock options outstanding as of December 31, 2023 and 2022; and therefore, no dilutive options in the calculation of diluted EPS for those periods. The following tables show the Company’s net income per common share for the years indicated.

	Year Ended December 31,
	2023			2022
(Dollars in thousands, except EPS)	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$10,190	3,248,149	$3.14	$10,228	3,252,884	$3.14

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include:

•	Determination of the allowance for credit losses and provision for credit losses
•	Valuation of real estate acquired in conjunction with foreclosures or in satisfaction of loans
•	Income taxes, including tax provisions and realization of deferred tax assets
•	Fair value of assets and liabilities

Operating Segments

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker. While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to current period classifications. There were no changes to previously reported net income or shareholders' equity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recently Issued or Adopted Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Accounting Standards Codification (“ASC”) 326. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and HTM debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $784,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.2 million, which is recorded within "Other Liabilities." The Company recorded a net decrease to retained earnings of $1.6 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).  The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest. The adoption of CECL had an insignificant impact on the Company's HTM and AFS securities portfolios.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The Company adopted the guidance using the modified retrospective method. Upon adoption of this guidance, the Company is no longer required to establish a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance. The difference between the allowance previously determined and the current allowance was not material to the Company’s financial statements.

In December 2022, the FASB issued amendments to extend the time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate ("LIBOR") tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and are applied prospectively. These amendments did not have a material effect on the Company's financial statements.

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk, and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and securities available for sale.  The Company is subject to the regulations of various government agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the bank regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 - INVESTMENTS, AVAILABLE FOR SALE

AFS securities are recorded at fair market value. There was no allowance for credit losses for AFS securities as of December 31, 2023. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$51,022	$72	$(728)	$50,366
Small Business Administration (“SBA”) Bonds	79,014	416	(2,677)	76,753
Tax Exempt Municipal Bonds	21,501	643	(908)	21,236
Taxable Municipal Bonds	64,669	—	(11,554)	53,115
Mortgage-Backed Securities ("MBS")	368,081	31	(31,942)	336,170
Total AFS Securities	$584,287	$1,162	$(47,809)	$537,640

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$60,855	$12	$(1,709)	$59,158
SBA Bonds	102,293	584	(3,247)	99,630
Tax Exempt Municipal Bonds	22,537	405	(1,632)	21,310
Taxable Municipal Bonds	65,250	—	(14,480)	50,770
MBS	353,222	30	(33,972)	319,280
Total AFS Securities	$604,157	$1,031	$(55,040)	$550,148

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the Bank's MBS are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government. At December 31, 2023 the Bank held an amortized cost and fair value of $83.3 million and $76.7 million in private label CMO securities, compared to an amortized cost and fair value of $60.1 million and $53.8 million at December 31, 2022, respectively.

The amortized cost and fair value of AFS securities at December 31, 2023 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5	$5
Due after one year to five years	7,646	7,664
Due after five to ten years	73,665	69,452
Due after ten years or more	134,890	124,349
MBS	368,081	336,170
Total AFS Securities	$584,287	$537,640

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $533.7 million and $490.5 million at December 31, 2023, and $318.0 million and $297.0 million at December 31, 2022, respectively.

There were no sales of AFS securities during the year ended December 31, 2023 , and therefore, no proceeds from sales, gross gains or gross losses were recorded during 2023.  The Bank received $22.4 million in gross proceeds from sales of AFS securities and recognized gross gains of $159,000 and gross losses of $161,000 during the year ended December 31, 2022 .

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	#	Value	Losses	#	Value	Losses
Student Loan Pools	$377	$1	1	$43,872	$727	34	$44,249	$728
SBA Bonds	2,200	5	4	39,151	2,672	63	41,351	2,677
Tax Exempt Municipal Bonds	—	—	—	12,965	908	12	12,965	908
Taxable Municipal Bonds	—	—	—	53,115	11,554	59	53,115	11,554
MBS	36,069	434	30	292,864	31,508	213	328,933	31,942
	$38,646	$440	35	$441,967	$47,369	381	$480,613	$47,809

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	#	Value	Losses	#	Value	Losses
Student Loan Pools	$24,768	$638	16	$30,684	$1,071	23	$55,452	$1,709
SBA Bonds	8,404	121	18	45,969	3,126	52	54,373	3,247
Tax Exempt Municipal Bonds	8,051	719	9	4,929	913	4	12,980	1,632
Taxable Municipal Bonds	14,428	3,197	17	36,342	11,283	43	50,770	14,480
MBS	146,016	11,133	145	170,578	22,839	89	316,594	33,972
	$201,667	$15,808	205	$288,502	$39,232	211	$490,169	$55,040

At December 31, 2023, the Company’s AFS security portfolio consisted of 514 securities, 416 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s SBA bonds, MBS, and taxable municipal bonds. Management’s evaluation of those securities is discussed below. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary.

SBA Bonds

At December 31, 2023, there were 120 SBA Bonds, 67 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income at December 31, 2023. SBA securities are fully backed by the U.S. government.

MBS

At December 31, 2023, approximately 81% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the U.S. government, while those issued by GSEs are not. At December 31, 2023, there were 194 of these securities in an unrealized loss position. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2023.

Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government. At December 31, 2023 we held 53 private label CMO securities with an amortized cost and fair value of $83.3 million and $76.7 million, respectively. At that date, 49 of these securities had unrealized losses. Of the 49 securities in a loss position, 36 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements and LTVs further reducing potential realized losses. This impairment is believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2023.

Municipal Bonds

At December 31, 2023 there were 12 tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2023. Each of the Municipal securities held were rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.9 million at December 31, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENTS, HELD TO MATURITY

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,874	$—	$(278)	$23,596
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	16,881	278	—	17,159
SBA Bonds	11,305	493	—	11,798
Taxable Municipal Bonds	962	—	(28)	934
MBS	109,050	96	(5,093)	104,053
Total HTM Securities	$163,072	$867	$(5,399)	$158,540

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$34,512	$—	$(682)	$33,830
FHLB Bond	1,000	—	(1)	999
Student Loan Pools	16,388	88	(59)	16,417
SBA Bonds	3,521	162	—	3,683
Taxable Municipal Bonds	952	—	(60)	892
MBS	111,065	29	(5,451)	105,643
Total HTM Securities	$167,438	$279	$(6,253)	$161,464

At December 31, 2023, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $107.5 million and $103.8 million compared to an amortized cost and fair value of $25.3 million and $24.5 million at December 31, 2022, respectively.

At December 31, 2023, HTM securities had a combined book value of $163.1 million and an average book yield of 4.85%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum of these results by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at December 31, 2023.  Since MBS do not have fixed maturity dates, they are disclosed separately.

	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,978	2.94%
Due after one year through five years	13,858	3.60%
Due after five years through ten years	6,914	6.90%
Due after ten years	21,272	7.07%
MBS	109,050	4.66%
Total HTM Securities	$163,072	4.85%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$—	$—	$23,596	$278	$23,596	$278
Taxable Municipal Bonds	—	—	934	28	934	28
MBS	40,732	458	58,731	4,635	99,463	5,093
	$40,732	$458	$83,261	$4,941	$123,993	$5,399

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$33,830	$682	$—	$—	$33,830	$682
FHLB Bond	999	1	—	—	999	1
Student Loan Pools	6,520	59	—	—	6,520	59
Taxable Municipal Bonds	892	60	—	—	892	60
MBS	88,351	3,145	9,334	2,306	97,685	5,451
	$130,592	$3,947	$9,334	$2,306	$139,926	$6,253

At December 31, 2023 and 2022, 55 and 54 individual HTM securities were in a loss position, including 42 and six securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

The estimate of expected credit losses on HTM securities is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label CMO securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data. At December 31, 2023 the Bank held an amortized cost and fair value of $14.6 million and $14.3 million in HTM private label CMO securities, compared to an amortized cost and fair value of $16.7 million and $16.2 million at December 31, 2022, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of December 31, 2023. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at December 31, 2023.

(Dollars in thousands)	Amortized Cost
Taxable Municipal Bond
AA	962
Total Taxable Municipal Bond	962
Private Label MBS
AAA	9,259
A	1,663
Not Rated	3,695
Total Private Label	14,617

As of December 31, 2023, there were no HTM securities that were classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $788,000 at December 31, 2023 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net, at the dates indicated are summarized as follows:

	December 31,
	2023		2022
(Dollars in thousands)	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
Real Estate Loans:
Construction	$104,508	16.5%	$112,794	20.1%
Residential Mortgage	172,883	27.2%	110,057	19.6%
Commercial	264,802	41.7%	252,154	44.9%
Commercial and Agricultural Loans	33,286	5.3%	30,648	5.5%
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	34,497	5.4%	31,737	5.7%
Other Consumer Loans	24,520	3.9%	23,598	4.2%
Total Loans Held For Investment, Gross	634,496	100.0%	560,988	100.0%
Less:
Allowance For Credit Losses	12,569		11,178
Deferred Loan Fees	365		806
	12,934		11,984
Loans Receivable Held For Investment, Net	$621,562		$549,004

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information regarding the borrowers' ability to pay off their loan in accordance with its terms. This information includes; but is not limited to, current financial and credit documentation, payment history, public information and current economic trends, among other factors. Risk ratings are used to rate the credit quality of loans for the purposes of determining the Bank’s allowance for credit losses. The following definitions are used for credit quality risk ratings:

Pass - loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered to have the least amount of risk in terms of determining the allowance for credit losses.

Caution - loans that do not currently expose the Bank to sufficient risk to warrant adverse classification but possess weaknesses.

Special Mention - loans that do not currently expose the Bank to sufficient risk to warrant adverse classification but possess more weaknesses than Caution loans.

Substandard - loans that are considered to have the most risk. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category.

Doubtful - loans that have all of the weaknesses of Substandard loans and those weaknesses make collection or liquidation highly questionable and improbable based on current conditions and values.

Loss - loans that are considered uncollectible and of such little values that their continuance as assets is not warranted.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans, excluding loans held for sale, by credit quality indicators, loan segment and year of origination as of December 31, 2023.

	December 31, 2023
	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate - Construction
Pass	$31,811	$21,125	$15,431	$1,518	$617	$1,322	$5,089	$76,913
Caution	4,073	14,381	1,192	3,148	275	333	150	23,552
Special Mention	—	29	—	—	1,072	457	—	1,558
Substandard	143	310	333	133	1,474	92	—	2,485
Total Real Estate - Construction	36,027	35,845	16,956	4,799	3,438	2,204	5,239	104,508
Current Period Gross Write-Offs	—	—	—	—	—	1	—	1
Real Estate - Mortgage
Pass	28,352	36,426	12,290	14,164	3,991	22,239	9,708	127,170
Caution	15,050	10,397	5,954	1,497	1,546	4,134	149	38,727
Special Mention	2,291	158	430	394	—	190	—	3,463
Substandard	574	—	618	—	48	2,283	—	3,523
Total Real Estate - Mortgage	46,267	46,981	19,292	16,055	5,585	28,846	9,857	172,883
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	12,702	48,077	49,377	16,593	17,806	52,848	2,375	199,778
Caution	16,951	4,880	4,212	5,197	12,831	8,468	20	52,559
Special Mention	213	900	452	408	—	5,485	100	7,558
Substandard	—	342	57	—	—	4,508	—	4,907
Total Real Estate - Commercial	29,866	54,199	54,098	22,198	30,637	71,309	2,495	264,802
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	4,763	5,991	6,672	643	348	2,128	4,205	24,750
Caution	3,732	1,131	1,715	67	16	207	816	7,684
Special Mention	458	22	100	9	7	90	—	686
Substandard	—	—	—	1	—	62	103	166
Total Commercial and Agricultural	8,953	7,144	8,487	720	371	2,487	5,124	33,286
Current Period Gross Write-Offs	—	—	16	—	—	—	—	16
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	27,192	27,192
Caution	—	—	—	—	—	—	6,290	6,290
Special Mention	—	—	—	—	—	—	401	401
Substandard	—	—	—	—	—	—	614	614
Total Home Equity Lines of Credit	—	—	—	—	—	—	34,497	34,497
Current Period Gross Write-Offs	—	—	—	—	—	—	1	1
Other Consumer
Pass	6,543	3,874	1,580	740	190	63	4,922	17,912
Caution	2,316	1,975	911	468	137	51	295	6,153
Special Mention	77	123	—	—	—	—	6	206
Substandard	67	36	73	48	10	6	9	249
Total Other Consumer	9,003	6,008	2,564	1,256	337	120	5,232	24,520
Current Period Gross Write-Offs	—	23	17	17	—	11	89	157
Total Loans	$130,116	$150,177	$101,397	$45,028	$40,368	$104,966	$62,444	$634,496
Total Current Period Gross Write-Offs	$-	$23	$33	$17	$-	$12	$90	$175

The table below summarizes the balance by credit quality rating and loan segment, excluding loans held for sale, at December 31, 2022.

	Pass	Caution	Special Mention	Substandard	Total Loans
Construction Real Estate	$91,564	$18,838	$2,014	$378	$112,794
Residential Real Estate	84,028	22,373	888	2,768	110,057
Commercial Real Estate	196,063	47,821	3,271	4,999	252,154
Commercial and Agricultural	25,384	4,593	371	300	30,648
Consumer HELOC	25,694	5,018	402	623	31,737
Other Consumer	16,515	6,725	179	179	23,598
Total Loans	$439,248	$105,368	$7,125	$9,247	$560,988

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Non-accrual Loans

The following tables present an age analysis of past due balances by category at the dates indicated.

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$971	$—	$643	$1,614	$102,894	$104,508
Residential Real Estate	1,103	47	240	1,390	171,493	172,883
Commercial Real Estate	500	519	336	1,355	263,447	264,802
Commercial and Agricultural	81	1	2	84	33,202	33,286
Consumer HELOC	347	64	21	432	34,065	34,497
Other Consumer	273	138	46	457	24,063	24,520
Total	$3,275	$769	$1,288	$5,332	$629,164	$634,496

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$—	$—	$100	$100	$112,694	$112,794
Residential Real Estate	1,557	—	472	2,029	108,028	110,057
Commercial Real Estate	2,671	89	354	3,114	249,040	252,154
Commercial and Agricultural	6	2	55	63	30,585	30,648
Consumer HELOC	199	—	74	273	31,464	31,737
Other Consumer	272	79	17	368	23,230	23,598
Total	$4,705	$170	$1,072	$5,947	$555,041	$560,988

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2023 and 2022, the Bank did not have any loans that were 90 days or more past due and still accruing interest. At December 31, 2023, $5.0 million in non-accrual loans were current, $472,000 were 30-59 days past due, and $123,000 were 60-89 days past due. The remaining non-accrual loans were 90 or more days past due. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at the dates indicated.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
(Dollars in thousands)	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Construction Real Estate	$868	$—	$868	$115
Residential Real Estate	1,307	—	1,307	1,545
Commercial Real Estate	4,125	—	4,125	4,282
Commercial and Agricultural	50	—	50	113
Consumer HELOC	413	—	413	188
Other Consumer	62	—	62	29
Total Nonaccrual Loans	$6,825	$—	$6,825	$6,272

The Company did not recognize any interest income on nonaccrual loans during the year ended  December 31, 2023. The following table represents the accrued interest receivables written off by reversing interest income during the year ended  December 31, 2023 :

For the Year Ended
(Dollars in thousands)	December 31, 2023
Construction Real Estate	$22
Residential Real Estate	7
Commercial Real Estate	1
Commercial and Agricultural	1
Consumer HELOC	—
Other Consumer	3
Total Loans	$34

Allowance for Credit Losses

The table below shows the activity in the allowance for credit losses on loans by loan category for the year ended year ended  December 31, 2023 under the CECL methodology.

	For the Year Ended December 31, 2023
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323	$2,124	$4,805	$875	$599	$452	$11,178
Adjustment to Allowance for Credit Loss on Adoption of ASU 2016-13	264	462	(341)	112	108	179	784
Provision for (Reversal of) Credit Losses	(775)	911	569	(189)	(13)	98	601
Charge-Offs	(1)	—	—	(16)	(1)	(157)	(175)
Recoveries	17	54	19	26	38	27	181
Ending Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the Incurred Loss methodology. The following table shows the activity in the allowance for loan losses by category for year ended December 31, 2022.

	For the Year Ended December 31, 2022
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,401	$1,663	$4,832	$1,242	$518	$431	$11,087
Provision for (Reversal of) Credit Losses	(113)	415	(160)	(305)	30	133	—
Charge-Offs	—	—	—	(105)	—	(162)	(267)
Recoveries	35	46	133	43	51	50	358
Ending Balance	$2,323	$2,124	$4,805	$875	$599	$452	$11,178

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses and Collateral Dependent Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

o

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

o	Construction real estate loans are typically secured by commercial and residential lots.
o	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
o	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
o	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
o	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans:

(Dollars in thousands)	December 31, 2023
Construction Real Estate	$643
Residential Real Estate	668
Commercial Real Estate	3,567
Commercial and Agricultural	—
Consumer HELOC	332
Other Consumer	—
Total	$5,210

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

The table below summarizes the impaired loan balances evaluated individually and collectively for impairment within the allowance for loan losses and loans receivable balances under the Incurred Loss methodology at December 31, 2022.

	Allowance For Loan Losses			Loans Receivable
(Dollars in thousands)	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Construction Real Estate	$—	$2,323	$2,323	$115	$112,679	$112,794
Residential Real Estate	—	2,124	2,124	1,089	108,968	110,057
Commercial Real Estate	—	4,805	4,805	4,282	247,872	252,154
Commercial and Agricultural	—	875	875	31	30,617	30,648
Consumer HELOC	—	599	599	49	31,688	31,737
Other Consumer	—	452	452	—	23,598	23,598
Total	$—	$11,178	$11,178	$5,566	$555,422	$560,988

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information related to impaired loans by loan category at December 31, 2022 under the Incurred Loss methodology.

	December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans (Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Construction Real Estate	$115	$115	$—	$117	$—
Residential Real Estate	1,089	1,626	—	1,133	—
Commercial Real Estate	4,282	4,282	—	4,382	—
Commercial and Agricultural	31	926	—	31	—
Consumer HELOC	49	49	—	52	—
Other Consumer	—	—	—	—	—
Total	$5,566	$6,998	$—	$5,715	$—

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

Modifications made to borrowers experiencing financial difficulty typically have their impact already factored into the allowance for credit losses. This is due to the measurement methodologies utilized in estimating the allowance.  Consequently, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. As such multiple types of modifications may have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, or interest rate reduction. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had two modified loans with a combined balance of $342,000 at December 31, 2023, compared to two modified loans with a combined balance of $385,000 at December 31, 2022. The Company did not modify any loans to borrowers experiencing financial difficulty during the years ended  December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this footnote. The allowance for credit losses - unfunded commitments at December 31, 2023 is separately classified on the balance sheet within "Other Liabilities."

The following table presents the balance and activity in the allowance for credit losses - unfunded loan commitments for the year ended December 31, 2023.

Year Ended December 31, 2023
(Dollars in thousands)	Allowance for Credit Losses - Unfunded Commitments
Beginning Balance	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,214
Reversal of provision for unfunded commitments	(355)
Ending Balance	$859

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 - PREMISES AND EQUIPMENT, NET AND LEASES

Premises and equipment, net, at the dates indicated are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$6,179	$6,179
Buildings and Improvements	32,416	28,592
Furniture and Equipment	11,797	13,848
Construction in Progress	413	3,045
Total Premises and Equipment	50,805	51,664
Less: Accumulated Depreciation	(22,168)	(23,704)
Total Premises and Equipment, Net	$28,637	$27,960

Construction in progress of $413,000 at December 31, 2023 primarily included building and construction costs associated with renovations to our existing branches. Depreciation expense on premises and equipment was $2.1 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. Loss on disposal of premises and equipment was $29,000 during 2023.

The Company has operating leases on six of its branches. During the year ended December 31, 2023, the Company made cash payments in the amount of $524,000 for operating leases. The lease expense recognized during this period was $523,000 and is included in occupancy expense within the Consolidated Statements of Income. The operating lease liability had a net decrease of $462,000 during the year ended December 31, 2023.  At December 31, 2023, the Company had operating lease ROU assets of $1.4 million and an operating lease liability of $1.4 million recorded on its consolidated balance sheet compared to operating lease ROU assets of $1.9 million and an operating lease liability of $1.9 million at December 31, 2022. The lease agreements have maturity dates ranging from 2025 through 2028, some of which include options for multiple five or ten year extensions. At December 31, 2023, the remaining weighted average lease term was 3.16 years and the weighted average discount rate used was 3.2%.

The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

At December 31, 2023, future undiscounted lease payments for operating leases with initial terms of one year or more were as follows:

Year ended December 31,	(Dollars in thousands)
2024	$522
2025	475
2026	364
2027	148
2028	10
Thereafter	—
Total undiscounted lease payments	1,519
Less: effect of discounting	77
Present value of estimated lease payments (lease liability)	$1,442

NOTE 6 - GOODWILL

The goodwill balance of $1.2 million remained unchanged at both December 31, 2023 and 2022. In accordance with accounting guidance, the Company evaluates its goodwill on an annual basis. The evaluations were performed as of December 31, 2023 and December 31, 2022 for the years ended December 31, 2023 and 2022, respectively. At the time of the evaluations the Company determined that no impairment existed. Therefore, there was no write-down of goodwill for the years ended December 31, 2023 and 2022.

NOTE 7 - FHLB STOCK

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which was equal to 0.07% and 0.05% of total Bank assets at  December 31, 2023 and 2022, respectively, plus a transaction component equal to 4.75% and 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta at December 31, 2023 and 2022, respectively. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $922,000 and $651,000 at December 31, 2023 and 2022, respectively. No readily available market exists for this stock and it has no quoted fair value.  However, because redemption of this stock has historically been at par, it is carried at cost.

NOTE 8 - OTHER REAL ESTATE OWNED

The Bank had no OREO at December 31, 2023 and $120,000 in OREO at  December 31, 2022. Transactions in OREO for the years indicated are summarized as follows:

(Dollars in thousands)	2023	2022
Balance, beginning of year	$120	$130
Additions	—	—
Sales	(105)	—
Write-downs	(15)	(10)
Balance, end of year	$-	$120

There was one OREO property sold during the year ended December 31, 2023 for gross proceeds of $107,000, which resulted in a related gain on sale of OREO in the amount of $2,000.  There were no sales of OREO property during the year ended December 31, 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

	December 31,
Deposit Type (Dollars in thousands)	2023	2022
Checking	$473,936	$510,984
Money Market	401,992	348,833
Savings	88,319	108,237
Certificates of Deposit	230,750	142,031
Total Deposits	$1,194,997	$1,110,085

The Bank had $5.0 million in brokered deposits which are included in checking and money market deposits above at December 31, 2023 and 2022. In addition, the Bank had $6.5 million and $6.0 million in brokered time deposits at December 31, 2023 and 2022, with a weighted average interest rate of 4.54% and 0.30%, respectively. Brokered time deposits are included in certificates of deposit above and below. At December 31, 2023 and 2022, the Bank had $57,000 and $98,000, respectively, in overdrafts that were reclassified to loans.

Total uninsured deposits (those that met or exceeded the FDIC insurance limit of $250,000) totaled $327.7 million and $350.1 million at December 31, 2023 and 2022, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. Certificate of deposits that exceeded the FDIC insurance limit of $250,000 totaled $50.2 million and $30.3 million at December 31, 2023 and 2022, respectively.

The amounts and scheduled maturities of all certificates of deposit at the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2023	2022
Within 1 Year	$198,325	$97,163
After 1 Year, Within 2 Years	16,568	31,551
After 2 Years, Within 3 Years	9,487	6,465
After 3 Years, Within 4 Years	2,636	3,178
After 4 Years, Within 5 Years	3,734	3,674
Total Certificates of Deposits	$230,750	$142,031

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - FHLB ADVANCES AND FRB BORROWINGS

FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Bank's total pledged collateral for FHLB advances had an amortized cost and fair value of $53.6 million and $44.1 million at December 31, 2023 and $70.1 million and $61.1 million at December 31, 2022, respectively. At December 31, 2023 and 2022, the Company had $424.4 million and $388.3 million, respectively, in borrowing capacity at the FHLB based on the collateral value of pledged investment securities and loans. There were no outstanding FHLB advances at December 31, 2023 and 2022.

The Company had $119.2 million in outstanding borrowings under the FRB Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.60% at December 31, 2023 compared to $44.1 million in borrowings from the FRB discount window with a weighted average borrowing rate of 4.50% at December 31, 2022. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP are for up to one year and would be extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024 would be no lower than the interest rate on reserve balances in effect on the date the advance is made. The interest rate will be fixed for the term of the advance on the day the advance is made. To determine the rate, the BTFP will use the fixed OIS rate based on the effective federal funds rate for a one-year maturity. Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At December 31, 2023, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $381.0 million and $350.6 million, compared to an amortized cost and fair value of $72.6 million and $69.2 million, respectively, at December 31, 2022.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of December 31, 2023, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $93.5 million and $65.5 million, respectively.

NOTE 11 - OTHER BORROWINGS

The Bank had $19.2 million and $27.6 million in other borrowings at December 31, 2023 and 2022, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At December 31, 2023 and 2022, the interest rate paid on the repurchase agreements was 1.49% and 0.75%, respectively. The maximum amount outstanding at any month end during the year ended December 31, 2023 was $29.5 million compared to $42.4 million during the year ended December 31, 2022. The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $44.7 million and $42.0 million at December 31, 2023 and $52.3 million and $49.8 million at December 31, 2022, respectively.

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES

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

As of a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points. As of December 31, 2023, this was a rate per annum equal to 7.35%. As of December 31, 2022, the Capital Securities accrued and paid distributions quarterly at a floating rate of three month LIBOR plus 170 basis points which was a rate per annum equal to 6.47%.

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

NOTE 13 - SUBORDINATED DEBENTURES

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

Both the 10-Year and 15-Note Year subordinated notes included remedies in the event that LIBOR is discontinued. The Company is currently determining an appropriate benchmark replacement for LIBOR which it expects to be materially consistent with the three-month LIBOR.

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

During the year ended December 31, 2022 the Company repurchased $1.0 million in principal of the 10-Year Notes and $2.5 million in principal of the 15-Year Notes, leaving an aggregate remaining principal balance of $16.5 million and $10.0 million, respectively, as of December 31, 2023 and 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - INCOME TAXES

Income tax expense was comprised of the following for the years indicated below:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Current:
Federal	$2,510	$2,321
State	79	444
Total Current Tax Expense	2,589	2,765
Deferred:
Federal	(287)	(59)
State	(14)	3
Total Deferred Tax Benefit	(301)	(56)
Total Income Tax Expense	$2,288	$2,709

The Company's income taxes differ from those computed at the statutory federal income tax rate for the years indicated, as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Tax at Statutory Income Tax Rate	$2,620	$2,717
State Tax	51	353
Tax Exempt Interest	(126)	(253)
Tax Credits	(75)	—
Life Insurance	(133)	(128)
Valuation Allowance	(63)	(4)
Other	14	24
Total Income Tax Expense	$2,288	$2,709

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 are presented below. Net deferred tax assets or liabilities were included in other assets or other liabilities at December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Deferred Tax Assets:
Deferred Compensation	$897	$838
Provision for Credit Losses	2,722	2,420
Reserve for Unfunded Commitments	186	—
Other Real Estate Owned	96	10
Net Fees Deferred for Financial Reporting	58	66
Net Operating Losses	401	464
Unrealized Loss on AFS Securities	11,615	13,230
Tax Credits	268	—
Other	34	41
Total Gross Deferred Tax Assets	16,277	17,069
Less: Valuation Allowance	(401)	(464)
Total Deferred Tax Assets	15,876	16,605

Deferred Tax Liabilities:
FHLB Stock Basis Over Tax Basis	72	72
Depreciation	946	812
Prepaid Expenses	202	169
Total Deferred Tax Liability	1,220	1,053
Net Deferred Tax Asset	$14,656	$15,552

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2023, management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $63,000. The Company had state net operating losses attributable to the non-bank entities of $10.2 million and $11.7 million for the years ended December 31, 2023 and 2022, respectively.

Retained earnings at December 31, 2023 included tax bad debt reserves of $2.1 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a bank holding company, they may be subject to federal income tax at the prevailing corporate tax rate.  At December 31, 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Tax returns for 2020 and subsequent years are subject to examination by taxing authorities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - REGULATORY MATTERS

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

Based on its capital levels at December 31, 2023, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2023, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at December 31, 2023 and 2022.

	Actual		For Capital Adequacy		To Be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$150,129	18.2%	$49,391	6.0%	$65,854	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	160,457	19.5%	65,854	8.0%	82,318	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	150,129	18.2%	37,043	4.5%	53,506	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	150,129	9.8%	61,076	4.0%	76,345	5.0%
December 31, 2022
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$141,452	17.8%	$47,714	6.0%	$63,619	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	151,408	19.0%	63,619	8.0%	79,523	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	141,452	17.8%	35,785	4.5%	51,690	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	141,452	10.4%	54,372	4.0%	67,965	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At December 31, 2023 the Bank’s conservation buffer was 11.5%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service.  The Company matches a portion of the employees’ contributions and the plan has a discretionary profit sharing provision.  Total employer contributions were $368,000 and $357,000 for the years ended December 31, 2023 and 2022, respectively, which are included within Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

The Company has an Employee Stock Purchase Plan (“ESPP”).  The ESPP allows employees of the Company to purchase stock quarterly through a payroll deduction at a discount calculated as 15% of the market value with a floor equal to the Company’s book value.  The ESPP, which was approved by stockholders in April 2018, became effective July 1, 2018. Participation in the ESPP is voluntary.  Employees are limited to investing $25,000 or 5% of their annual salary, whichever is lower, during the year.  There were 2,319 shares of common stock purchased through the ESPP during the year ended December 31, 2023 compared to no employee stock purchases during the year ended December 31, 2022.

In 2014, the Company implemented an Incentive Compensation Plan (the "Plan"). Incentive awards are based on the financial and operating performance of the Company as well as other participant specific objectives. The Plan allows employees of the Company to earn up to 7.5 days of their annual salary for successfully completing specific goals established by the participants and their respective supervisors plus an additional 2.5 days of their annual salary if the Company meets an annual predetermined net operating income amount determined by the Board of Directors.

In 2016, the Company implemented a Quarterly Branch Incentive Compensation Plan (the "Branch Incentive Plan"), and all branch employees were moved from the Plan to the Branch Incentive Plan. This plan is for retail branch employees only and pays incentive on a quarterly basis based on specific performance goals established for each branch location.

The Company also implemented an Incentive Compensation Plan for executive level officers (the "Executive Plan"). Under this plan, incentive awards are based on contributions to performance as measured by critical operating and financial ratios, and other participant specific objectives. The Company must meet the annual predetermined net operating income amount determined by the Board of Directors for any incentive awards to be paid under the Executive Plan. If the Company does not meet the required net income amount, no incentives are paid under the Executive Plan regardless of the executive's performance on individual objectives or entity wide objectives.

Participation in the ESPP, the Plan, the Branch Incentive Plan and the Executive Plan is voluntary. During the years ended December 31, 2023 and 2022, the Company incurred expenses of $238,000 and $501,000, respectively, related to these incentive plans, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

Certain officers of the Company participate in a supplemental retirement plan.  These benefits are not qualified under the Internal Revenue Code and they are not funded.  During the years ended December 31, 2023 and 2022, the Company incurred expenses of $411,000 and $490,000, respectively, for this plan, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

NOTE 17 - BANK OWNED LIFE INSURANCE

BOLI provides key person life insurance on certain officers of the Company. The cash value of the life insurance policies is recorded as a separate line item in the accompanying balance sheets at $28.0 million and $27.3 million at December 31, 2023 and 2022, respectively.  The earnings portion of the insurance policies grows tax deferred and helps offset the cost of the Company’s benefits programs.  The Company recorded earnings of $636,000 and $608,000 for the growth in the cash surrender value of life insurance during the years ended December 31, 2023 and 2022, respectively. The Company received no death benefits during the years ended December 31, 2023 and 2022.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In addition, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

In conjunction with its lending activities, the Bank enters into various commitments to extend credit. The Bank also issues letters of credit.  Loan commitments (unfunded loans and unused lines of credit) and letters of credit are issued to accommodate the financing needs of the Bank's customers.  Loan commitments are agreements by the Bank to lend at a future date, so long as there are no violations of any conditions established in the agreement.  Letters of credit commit the Bank to make payments on behalf of customers when certain specified events occur.

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $157.9 million and $173.3 million and letters of credit of $3.4 million and $4.5 million at December 31, 2023 and 2022, respectively. These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet.  Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk.  Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Included in the loan commitments noted above were unused credit card loan commitments of $11.3 million and $10.7 million and undisbursed loans in process of $13.3 million and $22.7 million at December 31, 2023 and 2022, respectively.  The Bank also had $2.2 million in outstanding commitments on mortgage loans approved but not yet closed at December 31, 2023 compared to $970,000 at December 31, 2022.  These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days.

At December 31, 2023 and 2022, the Bank had outstanding commitments to sell approximately $967,000 and $913,000 of loans, respectively, which encompassed the Bank’s held for sale loans.  The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis.  Under this arrangement, the Bank suffers no penalty if it is unable to deliver the loans to potential buyers.  The fair value of the Bank’s commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is deemed insignificant.

NOTE 19 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with which they are affiliated are customers of, and have banking transactions with, the Bank in the ordinary course of business. Loans to directors, executive officers and their affiliates are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions. A summary of loan transactions with directors, executive officers and their affiliates for the years indicated, is as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Balance, Beginning of Period	$683	$466
New Loans	370	252
Less Loan Payments	(51)	(35)
Balance, End of Period	$1,002	$683

Loans to all employees, officers, and directors of the Company constituted approximately 3.44% and 2.10% of the Company’s total shareholders' equity at December 31, 2023 and 2022, respectively.  Deposits from executive officers and directors of the Company and their related interests were approximately $21.0 million and $19.6 million at December 31, 2023 and 2022 and have substantially the same terms, including interest rates, as those prevailing at the time with other non-related depositors.

The Company leased office space from a related party during the years ended December 31, 2023 and 2022. The lease is with a company in which the related party, who is a director of the Company, has an ownership interest.  The Company incurred rent expense of $110,000 and $96,500 for the years ended December 31, 2023 and 2022, respectively, related to this lease.  Management is of the opinion that the transactions with respect to office rent were made on terms that are comparable to those which would be made with unaffiliated persons.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following is condensed financial information of Security Federal Corporation (Parent Company only).  The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

Condensed Balance Sheet Data

	December 31,
(In Thousands)	2023	2022
Assets:
Cash	$26,842	$28,813
Investments, HTM	50,211	60,819
Investment in Security Federal Statutory Trust	155	155
Investment in Security Federal Bank	116,279	101,871
Accrued Interest Receivable	200	190
Accounts Receivable and Other Assets	11,163	194
Total Assets	$204,850	$192,042
Liabilities and Shareholders’ Equity:
Accounts Payable and Other Liabilities	$833	$153
Long-term Debt	31,655	31,655
Shareholders’ Equity	172,362	160,234
Total Liabilities and Shareholders’ Equity	$204,850	$192,042

Condensed Statements of Income Data

	Years Ended December 31,
(In Thousands)	2023	2022
Income:
Equity in Earnings of Security Federal Bank	$9,595	$10,668
Investment Securities Interest Income	2,574	1,226
Miscellaneous Income	-	16
Total Income	12,169	11,910
Expenses:
Interest Expense	1,755	1,732
Other Expenses	65	65
Total Expenses	1,820	1,797
Income Before Income Taxes	10,349	10,113
Income Tax Expense (Benefit)	159	(115)
Net Income	$10,190	$10,228

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flow Data

	Years Ended December 31,
(In Thousands)	2023	2022
Operating Activities:
Net Income	$10,190	$10,228
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Equity in Earnings of Security Federal Bank	(9,595)	(10,668)
Discount Accretion and Premium Amortization, Net	(235)	(125)
Increase in Accrued Interest Receivable	(10)	(190)
(Increase) Decrease in Accounts Receivable and Other Assets	(10,970)	89
Increase in Accounts Payable and Other Liabilities	678	19
Net Cash Used By Operating Activities	(9,942)	(647)
Investing Activities:
Purchase of HTM Securities	(2,934)	(62,512)
Proceeds from Principal Paydowns and Maturities of HTM Securities	13,777	1,818
Investment in Subsidiary	(660)	(7,000)
Net Cash Provided (Used) By Investing Activities	10,183	(67,694)
Financing Activities:
Repurchase of Subordinated Debentures	—	(3,500)
Proceeds from Issuance of Preferred Stock	—	82,949
Proceeds from Employee Stock Plan Purchases	57	—
Purchase of Treasury Stock	(582)	—
Dividends Paid to Shareholders-Common Stock	(1,687)	(2,472)
Net Cash (Used) Provided By Financing Activities	(2,212)	76,977
Net (Decrease) Increase in Cash	(1,971)	8,636
Cash at Beginning of Period	28,813	20,177
Cash at End of Period	$26,842	$28,813

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities AFS

Investment securities AFS are recorded at fair value on a recurring basis. At December 31, 2023, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government sponsored agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with institutional investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.

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

Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. For instance, in scenarios where the collateral on a nonperforming commercial real estate loan is outside the Company’s primary market area, management would usually order an independent appraisal promptly - either at the time the loan becomes nonperforming or immediately following the determination that the loan is collateral dependent. Conversely, for a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas, and the original appraisal value significantly exceeds the recorded investment in the loan, management may choose to perform an internal analysis. This involves reviewing and adjusting the previous appraisal value for current conditions, including recent sales of similar properties in the area and relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2023, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tables below present the balances of assets measured at fair value on a recurring basis at the dates indicated.

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$50,366	$—	$—	$59,158	$—
SBA Bonds	—	76,753	—	—	99,630	—
Tax Exempt Municipal Bonds	—	21,236	—	—	21,310	—
Taxable Municipal Bonds	—	53,115	—	—	50,770	—
MBS	—	336,170	—	—	319,280	—
Total	$—	$537,640	$—	$—	$550,148	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022.

	December 31, 2023
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$967	$—	$967
Land Held For Sale	—	—	938	938
Collateral Dependent Loans	—	—	5,210	5,210
Total	$—	$967	$6,148	$7,115

	December 31, 2022
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$913	$—	$913
Land Held For Sale	—	—	1,097	1,097
Collateral Dependent Loans	—	—	5,566	5,566
OREO	—	—	120	120
Total	$—	$913	$6,783	$7,696

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis, the significant unobservable inputs used in the fair value measurements at the dates indicated were as follows:

	Valuation	Significant	2023	2022
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	10% - 12%	8% - 13%
OREO	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	N/A	30%

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

HTM Securities—Valued at quoted market prices or dealer quotes.

Loans Receivable, Net—The fair value of loans is estimated using an exit price notion. The exit price notion uses a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument and incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, commercial and agricultural, residential real estate, consumer and all other loans. The results are then adjusted to account for credit risk as described above. A further credit risk discount must be applied using a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize the carrying value and estimated fair value of the Company’s financial instruments at the dates indicated, presented in accordance with the applicable accounting guidance.

	December 31, 2023
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$128,284	$128,284	$128,284	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
Investment Securities	700,712	696,180	—	696,180	—
Loans Receivable, Net	621,562	610,410	—	—	610,410
FHLB Stock	922	922	922	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$964,247	$964,247	$964,247	$—	$—
Certificate Accounts	230,750	229,278	—	229,278	—
Borrowings from FRB	119,200	118,926	118,926	—	—
Other Borrowed Money	19,180	19,180	19,180	—	—
Subordinated Debentures	26,500	23,036	—	23,036	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2022
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,502	$28,502	$28,502	$—	$—
Certificates of Deposits with Other Banks	1,100	1,100	—	1,100	—
Investment Securities	717,586	711,612	—	711,612	—
Loans Receivable, Net	549,004	528,174	—	—	528,174
FHLB Stock	651	651	651	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$968,054	$968,054	$968,054	$—	$—
Certificate Accounts	142,031	138,382	—	138,382	—
Borrowings from FRB	44,080	44,071	44,071	—	—
Other Borrowed Money	27,588	27,588	27,588	—	—
Subordinated Debentures	26,500	24,435	—	24,435	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At December 31, 2023, the Company had $161.3 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment.

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

NOTE 22 - NON-INTEREST INCOME

The following table presents non-interest income for the years indicated. All revenue from contracts with customers within the scope of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) is recognized in non-interest income, except for gains on the sale of OREO, which are included in non-interest expense when applicable.

	Year Ended December 31,
	2023	2022
Non-interest income (in thousands):
Loss on Sale of Investments, net (1)	$—	$(2)
Gain on Sale of Loans (1)	626	1,705
Service Fees on Deposit Accounts	1,220	1,071
Commissions From Insurance Agency (1)	784	784
Trust Income	1,860	1,548
BOLI Income (1)	636	608
ATM and Check Card Fee Income	3,018	2,816
Grant Income (1)	437	171
Other (1)	809	911
Total non-interest income	$9,390	$9,612

(1) Not within the scope of ASC 606

Revenue Recognition

The following is a discussion of key revenues within the scope of the current revenue guidance.

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Bank expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, management performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.

The five-step model is only applied to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Bank assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The amount of the transaction price that is allocated to the respective performance obligation is recognized as revenue when (or as) the performance obligation is satisfied.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

NOTE 23 - PREFERRED STOCK

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

Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted, not higher than 2%, based on the lending growth criteria listed in the Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years two through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

NOTE 24 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Management has reviewed the events occurring through the date the financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2023 under the supervision and with the participation of the Company's Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2023, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2023 is effective.

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

This 2023 Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this 2023 Form 10-K.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

Item 9B. Other Information

(a)      None.

(b)      During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information contained under the section captioned "Proposal 1 - Election of Directors" in the 2024 Proxy Statement is incorporated herein by reference.

Executive Officers. For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1.  Business -  Executive Officers."

Delinquent Section 16(a) Reports. The information required by Item 405 of Regulation S-K relating to directors and executive officers of Security Federal and their compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Delinquent 16(a) Reports,"  in the 2024 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained in the section captioned "Executive Compensation" in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2024 Proxy Statement is incorporated herein by reference.

(b)

Security Ownership of Management. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2024 Proxy Statement is incorporated herein by reference.

(c)

Changes in Control. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)

Equity Compensation Plan Information. There were no securities to be issued upon exercise of outstanding options, warrants and rights, and no securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Related Party Transactions" in the 2024 Proxy Statement is incorporated herein by reference.

Director Independence.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm" in the 2024 Proxy Statement is incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

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

3.    Exhibit Index:

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (3)
4.2	Description of Capital Stock of Security Federal Corporation (4)
10.1	Form of 2006 Salary Continuation Agreement (5)
10.2	Form of Security Federal Split Dollar Agreement (5)
10.3	2018 Employee Stock Purchase Plan (6)
10.4

Letter Agreement, Dated May 24, 2022 between Security Federal Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (7)

14	Code of Ethics (8)
21	Subsidiaries of Registrant (4)
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

__________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)	Filed on January 10, 2024, as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2024 and incorporated herein by reference.
(3)	Filed on August 12, 1987 as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)	Filed on March 24, 2023 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.
(5)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(6)	Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(7)	Filed on June 8, 2022, as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2022 and incorporated herein by reference.
(8)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.

Item 16. Form 10-K Summary

None.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION
Date: March 21, 2024	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 21, 2024
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 21, 2024
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 21, 2024
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 21, 2024
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 21, 2024
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 21, 2024
Frampton W. Toole III
Director

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial and Other Data

By:	/s/Richard T. Harmon	March 21, 2024
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 21, 2024
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 21, 2024
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 21, 2024
Thomas L. Moore
Director

By:	/s/William Clyburn	March 21, 2024
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 21, 2024
Harry O. Weeks, Jr.
Director