Form 10-Q
period 2024-03-31
SECURITY FEDERAL CORP
filed 2024-05-10
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	May 10, 2024	3,225,443

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
Dollars in thousands, except share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$92,775	$128,284
Certificates of Deposit with Other Banks	2,350	2,350
Investments:
Available For Sale ("AFS")	532,469	537,640
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $154,938 and $158,540 at March 31, 2024 and December 31, 2023, Respectively)	159,085	163,072
Total Investments	691,554	700,712
Loans Receivable, Net:
Held For Sale	104	967
Held For Investment (Net of Allowance for Credit Losses of $12,842 and $12,569 at March 31, 2024 and December 31, 2023, Respectively)	645,903	621,562
Total Loans Receivable, Net	646,007	622,529
Accrued Interest Receivable	6,028	5,512
Operating Lease Right-of-Use ("ROU") Assets	1,285	1,402
Land Held for Sale	938	938
Premises and Equipment, Net	29,713	28,637
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,041	922
Bank Owned Life Insurance ("BOLI")	28,126	27,954
Goodwill	1,200	1,200
Other Assets	17,197	29,231
Total Assets	$1,518,214	$1,549,671
LIABILITIES:
Deposit Accounts	$1,205,879	$1,194,997
Borrowings from Federal Reserve Bank ("FRB")	74,200	119,200
Other Borrowings	19,528	19,180
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	26,500	26,500
Operating Lease Liabilities	1,323	1,442
Other Liabilities	11,060	10,835
Total Liabilities	$1,343,645	$1,377,309
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at March 31, 2024 and December 31, 2023	$82,949	$82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,456,714 Shares Issued and 3,225,125 Shares Outstanding at March 31, 2024 and 3,456,136 Shares Issued and 3,228,777 Shares Outstanding at December 31, 2023, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,301	18,287
Treasury Stock, at Cost; 231,589 and 227,359 Shares Outstanding at March 31, 2024 and December 31, 2023, Respectively	(5,012)	(4,913)
Accumulated Other Comprehensive Loss ("AOCL")	(34,059)	(35,050)
Retained Earnings	112,355	111,054
Total Shareholders' Equity	$174,569	$172,362
Total Liabilities and Shareholders' Equity	$1,518,214	$1,549,671

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2024	2023
Interest Income:
Loans	$9,560	$7,410
Taxable Investment Securities	7,500	6,610
Tax-exempt Investment Securities	149	164
Other	1,510	34
Total Interest Income	18,719	14,218
Interest Expense:
Deposits	6,884	2,915
FHLB Advances and Other Borrowed Money	1,410	628
Subordinated Debentures	348	348
Junior Subordinated Debentures	95	84
Total Interest Expense	8,737	3,975
Net Interest Income	9,982	10,243
Provision for Credit Losses	335	—
Net Interest Income After Provision for Credit Losses	9,647	10,243
Non-Interest Income:
Gain on Sale of Loans	131	194
Service Fees on Deposit Accounts	319	270
Commissions From Insurance Agency	183	163
Trust Income	522	382
BOLI Income	173	150
ATM and Check Card Fee Income	822	802
Other	171	240
Total Non-Interest Income	2,321	2,201
Non-Interest Expense:
Compensation and Employee Benefits	5,542	5,241
Occupancy	813	807
Advertising	275	245
Depreciation and Maintenance of Equipment	475	598
FDIC Insurance Premiums	163	90
Consulting	172	213
Debit Card Expenses	339	337
Data Processing	339	316
Other	1,517	1,184
Total Non-Interest Expense	9,635	9,031
Income Before Income Taxes	2,333	3,413
Provision for Income Taxes	580	739
Net Income	1,753	2,674
Net Income Per Common Share (Basic)	$0.54	$0.82
Cash Dividend Per Share on Common Stock	$0.14	$0.13
Weighted Average Shares Outstanding (Basic)	3,228,666	3,253,112

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
Dollars in thousands	2024	2023
Net Income	$1,753	$2,674
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax Expense of $335 thousand and $1.8 million at March 31, 2024 and 2023, Respectively	990	5,575
Amortization of Unrealized Gains on AFS Investments Transferred to HTM, Net of Tax Expense of $505 and $882 during the quarters ended March 31, 2024 and 2023, Respectively	1	3
Other Comprehensive Income, Net of Tax	991	5,578
Comprehensive Income	$2,744	$8,252

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2022	82,949	$82,949	3,453,817	$35	200,933	$(4,331)	$18,230	$(40,779)	$104,129	$160,233
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Net Income	—	—	—	—	—	—	—	—	2,674	2,674
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	5,578	—	5,578
Employee Stock Purchase Plan	—	—	326	—	—	—	8	—	—	8
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(423)	(423)
Balance at March 31, 2023	82,949	$82,949	3,454,143	$35	200,933	$(4,331)	$18,238	$(35,201)	$104,802	$166,492

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases	—	—	—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
Dollars in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,753	$2,674
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	509	518
Discount Accretion and Premium Amortization, net	945	1,160
Provision for Credit Losses	335	—
Earnings on BOLI	(173)	(150)
Gain on Sales of Loans	(131)	(194)
Amortization of Operating Lease ROU Assets	117	113
Proceeds From Sale of Loans Held For Sale	5,013	6,737
Origination of Loans Held For Sale	(4,020)	(5,870)
Increase in Accrued Interest Receivable	(516)	(549)
Change in Other Assets	11,702	(830)
Change in Lease Liabilities and Other Liabilities	72	2,355
Net Cash Provided By Operating Activities	$15,606	$5,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	$(9,328)	$(3,487)
Proceeds from Paydowns and Maturities of AFS Securities	14,903	18,739
Purchase of HTM Securities	—	(15,587)
Proceeds from Paydowns and Maturities of HTM Securities	3,962	2,895
Purchase of FHLB Stock	(119)	(8)
Net Increase in Loans Receivable	(24,641)	(26,764)
Purchase and Improvement of Premises and Equipment	(1,585)	(1,233)
Net Cash Used By Investing Activities	$(16,808)	$(25,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposit Accounts	$10,882	$(1,412)
Increase in Other Borrowings, Net	348	230
Proceeds from FRB Borrowings	65,000	324,005
Repayment of FRB Borrowings	(110,000)	(306,710)
Purchases of Treasury Stock	(99)	—
Proceeds from Employee Stock Purchase Plan	14	8
Dividends to Common Stock Shareholders	(452)	(423)
Net Cash (Used) Provided By Financing Activities	$(34,307)	$15,698
Net Decrease in Cash and Cash Equivalents	(35,509)	(3,783)
Cash and Cash Equivalents at Beginning of Period	128,284	28,502
Cash and Cash Equivalents at End of Period	$92,775	$24,719
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$9,796	$3,644
Non-Cash Transactions:
Other Comprehensive Income	$991	$5,578

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2023 (“2023 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2023 included in our 2023 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

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

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2024 or 2023; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended March 31,
	2024			2023
Dollars and shares in thousands	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$1,753	3,229	$0.54	$2,674	3,253	$0.82

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2024 and 2023, the Company had no options outstanding and there was no activity during the three months ended March 31, 2024 and 2023. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of March 31, 2024 and  December 31, 2023. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	March 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$48,005	$104	$(406)	$47,703
Small Business Administration (“SBA”) Bonds	73,124	385	(2,709)	70,800
Tax Exempt Municipal Bonds	20,519	509	(993)	20,035
Taxable Municipal Bonds	64,649	—	(11,897)	52,752
Mortgage-Backed Securities ("MBS")	371,494	123	(30,438)	341,179
Total AFS Securities	$577,791	$1,121	$(46,443)	$532,469

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$51,022	$72	$(728)	$50,366
SBA Bonds	79,014	416	(2,677)	76,753
Tax Exempt Municipal Bonds	21,501	643	(908)	21,236
Taxable Municipal Bonds	64,669	—	(11,554)	53,115
MBS	368,081	31	(31,942)	336,170
Total AFS Securities	$584,287	$1,162	$(47,809)	$537,640

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

The amortized cost and fair value of AFS securities at March 31, 2024, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

Dollars in thousands	March 31, 2024
AFS Securities:	Amortized Cost	Fair Value
One Year or Less	$38	$37
After One – Five Years	10,334	10,348
After Five – Ten Years	67,860	63,062
More Than Ten Years	128,065	117,843
MBS	371,494	341,179
Total AFS Securities	$577,791	$532,469

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $521.1 million and $479.2 million at March 31, 2024, and $533.7 million and $490.5 million at December 31, 2023, respectively.

There were no sales of AFS securities during the three months ended March 31, 2024 and 2023; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$348	$—	1	$38,658	$(406)	32	$39,006	$(406)
SBA Bonds	2,208	(6)	5	36,193	(2,703)	57	38,401	(2,709)
Tax Exempt Municipal Bonds	549	(1)	1	12,827	(992)	12	13,376	(993)
Taxable Municipal Bonds	—	—	—	52,752	(11,897)	59	52,752	(11,897)
MBS	30,103	(176)	26	287,017	(30,262)	215	317,120	(30,438)
	$33,208	$(183)	33	$427,447	$(46,260)	375	$460,655	$(46,443)

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$377	$(1)	1	$43,872	$(727)	34	$44,249	$(728)
SBA Bonds	2,200	(5)	4	39,151	(2,672)	63	41,351	(2,677)
Tax Exempt Municipal Bonds	—	—	—	12,965	(908)	12	12,965	(908)
Taxable Municipal Bonds	—	—	—	53,115	(11,554)	59	53,115	(11,554)
MBS	36,069	(434)	30	292,864	(31,508)	213	328,933	(31,942)
	$38,646	$(440)	35	$441,967	$(47,369)	381	$480,613	$(47,809)

At March 31, 2024 our AFS investment portfolio consisted of 510 individual AFS securities, 408 of which were in an unrealized loss position. At  December 31, 2023, 416 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  March 31, 2024 is discussed below.

SBA Bonds - SBA securities are fully backed by the U.S. government. At March 31, 2024, there were 114 AFS SBA Bonds, 62 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize the unrealized losses on these securities during the quarter ended  March 31, 2024.

MBS - At March 31, 2024, approximately 76% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the U.S. government, while those issued by GSEs are not. At March 31, 2024, there were 191 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the quarter ended  March 31, 2024.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At March 31, 2024, we held 55 private label CMO securities with an amortized cost and fair value of $87.3 million and $81.3 million, respectively. At that date, 50 of these securities had unrealized losses. Of the 50 securities in a loss position, 31 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the quarter ended  March 31, 2024.

Municipal Bonds - At March 31, 2024 there were 13 tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the quarter ended  March 31, 2024. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.8 million at March 31, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	March 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,904	$—	$(249)	$23,655
FHLB Bond	1,000	—	(2)	998
Student Loan Pools	15,995	392	—	16,387
SBA Bonds	10,282	378	—	10,660
Taxable Municipal Bonds	965	—	(32)	933
MBS	106,939	385	(5,019)	102,305
Total HTM Securities	$159,085	$1,155	$(5,302)	$154,938

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,874	$—	$(278)	$23,596
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	16,881	278	—	17,159
SBA Bonds	11,305	493	—	11,798
Taxable Municipal Bonds	962	—	(28)	934
MBS	109,050	96	(5,093)	104,053
Total HTM Securities	$163,072	$867	$(5,399)	$158,540

At March 31, 2024, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $104.0 million and $100.3 million, compared to an amortized cost and fair value of $107.5 million and $103.8 million at December 31, 2023 respectively.

At March 31, 2024, HTM securities had a combined book value of $159.1 million and an average book yield of 4.81%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at March 31, 2024. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,991	2.94%
Due after one year through five years	14,957	3.78%
Due after five years through ten years	5,268	7.11%
Due after ten years	19,930	7.10%
MBS	106,939	4.62%
Total HTM Securities	$159,085	4.81%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual HTM investment securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$23,655	$(249)	$23,655	$(249)
FHLB Bond	998	(2)	—	—	998	(2)
Taxable Municipal Bonds	—	—	933	(32)	933	(32)
MBS	3,023	(44)	56,505	(4,975)	59,528	(5,019)
	$4,021	$(46)	$81,093	$(5,256)	$85,114	$(5,302)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$23,596	$(278)	$23,596	$(278)
Taxable Municipal Bonds	—	—	934	(28)	934	(28)
MBS	40,732	(458)	58,731	(4,635)	99,463	(5,093)
	$40,732	$(458)	$83,261	$(4,941)	$123,993	$(5,399)

At March 31, 2024 and December 31, 2023, 49 and 55 individual HTM securities were in a loss position, including 43 and 42 securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  March 31, 2024, the Company held an amortized cost and fair value of $14.1 million and $13.8 million in HTM private label CMO securities, compared to an amortized cost and fair value of $14.6 million and $14.3 million at December 31, 2023, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  March 31, 2024 . The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  March 31, 2024 .

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$965
Total Taxable Municipal Bond	$965
Private Label MBS
AAA	$7,260
A	1,566
Not Rated	3,634
Total Private Label MBS	$12,460

As of March 31, 2024, there were no HTM debt securities that were classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM debt securities totaled $883,000 at  March 31, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	March 31, 2024	December 31, 2023
Real Estate Loans:
Construction	$114,769	$104,508
Residential Mortgage	187,146	172,883
Commercial	267,585	264,802
Commercial and Agricultural Loans	28,919	33,286
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	36,201	34,497
Other Consumer	24,512	24,520
Total Loans Held for Investment, Gross	659,132	634,496
Less:
Allowance for Credit Losses	12,842	12,569
Deferred Loan Fees	387	365
	13,229	12,934
Total Loans Receivable, Net	$645,903	$621,562

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information regarding the borrowers' ability to pay off their loan in accordance with its terms. This information includes, but is not limited to, current financial and credit documentation, payment history, public information and current economic trends, among other factors. Risk ratings are used to rate the credit quality of loans for the purposes of determining the Bank’s allowance for credit losses. The following definitions are used for credit quality risk ratings:

Pass - Loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered to have the least amount of risk in terms of determining the allowance for credit losses.

Caution - Loans that do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses.

Special Mention - Loans that do not currently expose the Company to sufficient risk to warrant adverse classification but possess more weaknesses than Caution loans.

Substandard - Loans that are considered to have the most risk. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category.

Doubtful - Loans that have all the weaknesses of Substandard loans and those weaknesses make collection or liquidation highly questionable and improbable based on current conditions and values.

Loss - Loans that are considered uncollectible and of such little values that their continuance as assets is not warranted.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024 and  December 31, 2023.

	March 31, 2024
	Term Loans by Year of Origination
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate - Construction
Pass	$13,423	$36,314	$17,113	$15,269	$1,476	$1,946	$5,413	$90,954
Caution	1,644	4,053	12,753	571	38	662	316	20,037
Special Mention	36	—	28	—	—	1,555	—	1,619
Substandard	—	143	—	331	129	1,552	4	2,159
Total Real Estate - Construction	15,103	40,510	29,894	16,171	1,643	5,715	5,733	114,769
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	4,783	29,442	40,601	11,319	14,015	25,737	9,651	135,548
Caution	1,861	15,588	10,808	6,277	4,547	5,473	144	44,698
Special Mention	217	2,283	157	426	388	227	—	3,698
Substandard	—	572	—	615	—	2,015	—	3,202
Total Real Estate - Residential	6,861	47,885	51,566	18,637	18,950	33,452	9,795	187,146
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	847	18,720	47,539	51,776	16,349	68,756	4,119	208,106
Caution	352	12,173	4,161	4,587	5,139	20,741	168	47,321
Special Mention	—	211	895	448	406	5,415	—	7,375
Substandard	—	—	339	55	—	4,389	—	4,783
Total Real Estate - Commercial	1,199	31,104	52,934	56,866	21,894	99,301	4,287	267,585
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	1,190	4,471	4,510	2,759	590	1,946	4,616	20,082
Caution	422	3,606	1,285	1,656	29	190	718	7,906
Special Mention	—	445	14	23	2	90	100	674
Substandard	—	11	—	81	—	59	106	257
Total Commercial and Agricultural	1,612	8,533	5,809	4,519	621	2,285	5,540	28,919
Current Period Gross Write-Offs	—	—	—	—	—	—	21	21
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	29,581	29,581
Caution	—	—	—	—	—	—	5,695	5,695
Special Mention	—	—	—	—	—	—	351	351
Substandard	—	—	—	—	—	—	574	574
Total Home Equity Lines of Credit	—	—	—	—	—	—	36,201	36,201
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,107	5,158	3,459	1,339	611	179	5,115	17,968
Caution	572	2,135	1,753	791	395	166	269	6,081
Special Mention	29	72	116	—	—	—	5	222
Substandard	—	74	32	79	37	8	11	241
Total Other Consumer	2,708	7,439	5,360	2,209	1,043	353	5,400	24,512
Current Period Gross Write-Offs	—	6	—	4	6	4	21	41
Total Loans	$27,483	$135,471	$145,563	$98,402	$44,151	$141,106	$66,956	$659,132
Total Current Period Gross Write-Offs	$-	$6	$-	$4	$6	$4	$42	$62

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2023
	Term Loans by Year of Origination
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate - Construction
Pass	$31,811	$21,125	$15,431	$1,518	$617	$1,322	$5,089	$76,913
Caution	4,073	14,381	1,192	3,148	275	333	150	23,552
Special Mention	—	29	—	—	1,072	457	—	1,558
Substandard	143	310	333	133	1,474	92	—	2,485
Total Real Estate - Construction	36,027	35,845	16,956	4,799	3,438	2,204	5,239	104,508
Current Period Gross Write-Offs	—	—	—	—	—	1	—	1
Real Estate - Residential
Pass	28,352	36,426	12,290	14,164	3,991	22,239	9,708	127,170
Caution	15,050	10,397	5,954	1,497	1,546	4,134	149	38,727
Special Mention	2,291	158	430	394	—	190	—	3,463
Substandard	574	—	618	—	48	2,283	—	3,523
Total Real Estate - Residential	46,267	46,981	19,292	16,055	5,585	28,846	9,857	172,883
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	12,702	48,077	49,377	16,593	17,806	52,848	2,375	199,778
Caution	16,951	4,880	4,212	5,197	12,831	8,468	20	52,559
Special Mention	213	900	452	408	—	5,485	100	7,558
Substandard	—	342	57	—	—	4,508	—	4,907
Total Real Estate - Commercial	29,866	54,199	54,098	22,198	30,637	71,309	2,495	264,802
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	4,763	5,991	6,672	643	348	2,128	4,205	24,750
Caution	3,732	1,131	1,715	67	16	207	816	7,684
Special Mention	458	22	100	9	7	90	—	686
Substandard	—	—	—	1	—	62	103	166
Total Commercial and Agricultural	8,953	7,144	8,487	720	371	2,487	5,124	33,286
Current Period Gross Write-Offs	—	—	16	—	—	—	—	16
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	27,192	27,192
Caution	—	—	—	—	—	—	6,290	6,290
Special Mention	—	—	—	—	—	—	401	401
Substandard	—	—	—	—	—	—	614	614
Total Home Equity Lines of Credit	—	—	—	—	—	—	34,497	34,497
Current Period Gross Write-Offs	—	—	—	—	—	—	1	1
Other Consumer
Pass	6,543	3,874	1,580	740	190	63	4,922	17,912
Caution	2,316	1,975	911	468	137	51	295	6,153
Special Mention	77	123	—	—	—	—	6	206
Substandard	67	36	73	48	10	6	9	249
Total Other Consumer	9,003	6,008	2,564	1,256	337	120	5,232	24,520
Current Period Gross Write-Offs	—	23	17	17	—	11	89	157
Total Loans	$130,116	$150,177	$101,397	$45,028	$40,368	$104,966	$62,444	$634,496
Total Current Period Gross Write-Offs	$-	$23	$33	$17	$-	$12	$90	$175

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	March 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$551	$—	$631	$1,182	$113,587	$114,769
Residential Real Estate	1,381	137	61	1,579	185,567	187,146
Commercial Real Estate	262	14	607	883	266,702	267,585
Commercial and Agricultural	369	59	2	430	28,489	28,919
Consumer HELOC	147	97	21	265	35,936	36,201
Other Consumer	162	74	84	320	24,192	24,512
Total	$2,872	$381	$1,406	$4,659	$654,473	$659,132

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$971	$—	$643	$1,614	$102,894	$104,508
Residential Real Estate	1,103	47	240	1,390	171,493	172,883
Commercial Real Estate	500	519	336	1,355	263,447	264,802
Commercial and Agricultural	81	1	2	84	33,202	33,286
Consumer HELOC	347	64	21	432	34,065	34,497
Other Consumer	273	138	46	457	24,063	24,520
Total	$3,275	$769	$1,288	$5,332	$629,164	$634,496

At March 31, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows nonaccrual loans by category at the dates indicated.

	March 31, 2024			December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans	Total	Nonaccrual Loans	Nonaccrual Loans	Total
Dollars in thousands	with No Allowance	with an Allowance	Nonaccrual Loans	with No Allowance	with an Allowance	Nonaccrual Loans
Construction Real Estate	$836	$—	$836	$868	$—	$868
Residential Real Estate	1,213	—	1,213	1,307	—	1,307
Commercial Real Estate	3,989	—	3,989	4,125	—	4,125
Commercial and Agricultural	73	—	73	50	—	50
Consumer HELOC	402	—	402	413	—	413
Other Consumer	122	—	122	62	—	62
Total Nonaccrual Loans	$6,635	$—	$6,635	$6,825	$—	$6,825

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
Dollars in thousands	2024	2023
Construction Real Estate	$—	$3
Residential Real Estate	4	1
Commercial Real Estate	5	—
Commercial and Agricultural	—	1
Consumer HELOC	—	—
Other Consumer	2	—
Total	$11	$5

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for (Reversal of) Credit Losses	162	302	(120)	(88)	30	14	300
Charge-Offs	—	—	—	(21)	—	(41)	(62)
Recoveries	—	1	—	—	—	34	35
Ending Balance	$1,990	$3,854	$4,932	$699	$761	$606	$12,842

	Three Months Ended March 31, 2023
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323	$2,125	$4,804	$874	$599	$452	$11,177
Adjustment to Allowance for Credit Loss on Adoption of ASU 2016-13	264	462	(340)	112	108	179	785
(Reversal of) Provision for Loan Losses	(245)	477	(205)	155	(57)	40	165
Charge-Offs	—	—	—	(16)	—	(35)	(51)
Recoveries	4	8	5	5	22	6	50
Ending Balance	$2,346	$3,072	$4,264	$1,130	$672	$642	$12,126

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	March 31, 2024	December 31, 2023
Construction Real Estate	$631	$643
Residential Real Estate	416	668
Commercial Real Estate	3,746	3,567
Commercial and Agricultural	—	—
Consumer HELOC	322	332
Total Loans	$5,115	$5,210

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

Loan modifications made for borrowers experiencing financial difficulty typically have their impact already factored into the allowance for credit losses. This is due to the measurement methodologies used in estimating the allowance.  Consequently, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

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

The Company had two modified loans with a combined balance of $334,000 at March 31, 2024, compared to two modified loans with a combined balance of $342,000 at December 31, 2023.  The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 or 2023.

As of March 31, 2024 and 2023, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments of $894,000 and $859,000 at March 31, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2024	2023
Beginning Balance	$859	$—
Adjustment for adoption of ASU 2016-13	-	1,214
Provision (reversal of provision) for unfunded commitments	35	(165)
Ending Balance	$894	$1,049

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	March 31, 2024	December 31, 2023
Checking	$448,422	$473,936
Money Market	428,751	401,992
Savings	88,130	88,319
Certificates of Deposit	240,576	230,750
Total	$1,205,879	$1,194,997

The Company had $5.2 million and $5.0 million in brokered checking and money market deposits at  March 31, 2024 and December 31, 2023, respectively, and $6.5 million in brokered certificates of deposit at both  March 31, 2024 and December 31, 2023.  In addition, $246,000 and $57,000, in deposit account overdrafts were reclassified to loans at March 31, 2024 and December 31, 2023, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $58.5 million and $50.2 million at March 31, 2024 and December 31, 2023, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $332.6 million and $327.7 million at March 31, 2024 and December 31, 2023, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	March 31, 2024	December 31, 2023
Within 1 Year	$200,101	$198,325
After 1 Year, Within 2 Years	25,743	16,568
After 2 Years, Within 3 Years	7,812	9,487
After 3 Years, Within 4 Years	2,284	2,636
After 4 Years, Within 5 Years	4,636	3,734
Total Certificates of Deposit	$240,576	$230,750

NOTE 10 - BORROWINGS

The Company had $74.2 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.88% at March 31, 2024 compared to $119.2 million in outstanding borrowings under the BTFP with a weighted average borrowing rate of 4.60% at December 31, 2023. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP were for up to one year and were extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate was fixed for the term of the advance on the day the advance is made. To determine the rate, the BTFP uses the fixed OIS rate based on the effective federal funds rate for a one-year maturity.  Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024, would be no lower than the interest rate on reserve balances in effect on the date the advance is made.  Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  March 31, 2024, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $369.7 million and $340.2 million, compared to an amortized cost and fair value of $381.0 million and $350.6 million at December 31, 2023, respectively.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of March 31, 2024, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $91.6 million and $67.1 million at March 31, 2024, and $93.5 million and $65.5 million at December 31, 2023, respectively. The Company had no borrowings outstanding under the BIC program at March 31, 2024.

The Company had $19.5 million and $19.2 million in other borrowings at March 31, 2024 and December 31, 2023, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at March 31, 2024 and  December 31, 2023. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $43.2 million and $40.7 million at March 31, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

There were no outstanding FHLB advances at March 31, 2024 and December 31, 2023. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's pledged collateral for FHLB advances had an amortized cost and fair value of $52.6 million and $43.7 million at March 31, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  As a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points. At  March 31, 2024, this was a rate per annum equal to 7.29%. As of  December 31, 2023, the Capital Securities accrued and paid distributions at a floating rate of three month LIBOR plus 170 basis points which was a rate per annum equal to 7.35%.

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

As a result of the discontinuation of LIBOR effective June 30, 2023, the Company is currently in the process of determining an appropriate benchmark replacement for LIBOR on the Notes. The Company expects the replacement benchmark to be materially consistent with the three-month LIBOR.

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

Based on its capital levels at March 31, 2024, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2024, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$151,693	18.0%	$50,523	6.0%	$67,364	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	162,258	19.3%	67,364	8.0%	84,205	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	151,693	18.0%	37,892	4.5%	54,734	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	151,693	9.9%	61,213	4.0%	76,517	5.0%

December 31, 2023
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$150,129	18.2%	$49,391	6.0%	$65,854	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	160,457	19.5%	65,854	8.0%	82,318	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	150,129	18.2%	37,043	4.5%	53,506	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	150,129	9.8%	61,076	4.0%	76,345	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2024, the Bank’s conservation buffer was 11.3%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At March 31, 2024, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2024, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

Other Real Estate Owned

Fair value adjustments to OREO are recorded at the lower of the carrying amount of the loan or the fair value of the collateral, less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Foreclosed assets are recorded as nonrecurring Level 3.

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	March 31, 2024			December 31, 2023
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$47,703	$—	$—	$50,366	$—
SBA Bonds	—	70,800	—	—	76,753	—
Tax Exempt Municipal Bonds	—	20,035	—	—	21,236	—
Taxable Municipal Bonds	—	52,752	—	—	53,115	—
MBS	—	341,179	—	—	336,170	—
Total	$—	$532,469	$—	$—	$537,640	$—

There were no liabilities measured at fair value on a recurring basis at  March 31, 2024 or  December 31, 2023.

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

	March 31, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$104	$—	$104
Collateral Dependent Loans	—	—	5,115	5,115
Land Held for Sale	—	—	938	938
Total	$—	$104	$6,053	$6,157

	December 31, 2023
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$967	$—	$967
Collateral Dependent Loans	—	—	5,210	5,210
Land Held for Sale	—	—	938	938
Total	$—	$967	$6,148	$7,115

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2024 or December 31, 2023.

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	March 31, 2024			December 31, 2023
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10%	-	12%	10% - 12%

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

HTM Securities—HTM securities are valued at quoted market prices or dealer quotes.

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of March 31, 2024 or December 31, 2023.

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

March 31, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$92,775	$92,775	$92,775	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	532,469	532,469	—	532,469	—
HTM Securities	159,085	154,938	—	154,938	—
Loans Receivable, Net	645,903	630,093	—	—	630,093
FHLB Stock	1,041	1,041	1,041	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$965,303	$965,303	$965,303	$—	$—
Certificates of Deposits	240,576	238,946	—	238,946	—
Borrowings from FRB	74,200	73,874	73,874	—	—
Other Borrowed Money	19,528	19,528	19,528	—	—
Subordinated Debentures	26,500	23,432	—	23,432	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2023	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$128,284	$128,284	$128,284	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	537,640	537,640	—	537,640	—
HTM Securities	163,072	158,540	—	158,540	—
Loans Receivable, Net	621,562	610,410	—	—	610,410
FHLB Stock	922	922	922	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$964,247	$964,247	$964,247	$—	$—
Certificates of Deposits	230,750	229,278	—	229,278	—
Borrowings from FRB	119,200	118,926	118,926	—	—
Other Borrowed Money	19,180	19,180	19,180	—	—
Subordinated Debentures	26,500	23,036	—	23,036	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2024, the Company had $162.9 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

	Three Months Ended March 31,
Dollars in thousands	2024	2023
Non-interest income:
Gain on Sale of Loans (1)	$131	$194
Service Fees on Deposit Accounts	319	270
Commissions From Insurance Agency (1)	183	163
Trust Income	522	382
BOLI Income (1)	173	150
ATM and Check Card Fee Income	822	802
Other (1)	171	240
Total non-interest income	$2,321	$2,201

(1) Not within the scope of ASC 606

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the three months ended March 31, 2024, the Company made cash payments in the amount of $130,000 for operating leases. The lease expense recognized during this period was $128,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $119,000.  At March 31, 2024, the Company had ROU assets of $1.3 million and a lease liability of $1.3 million recorded on its consolidated balance sheet compared to ROU assets of $1.4 million and a lease liability of $1.4 million at December 31, 2023. The lease agreements have maturity dates ranging from 2024 through 2028, some of which include options for multiple five or ten year extensions. At March 31, 2024, the remaining weighted average lease term was 2.94 years and the weighted average discount rate used was 3.2%.

At March 31, 2024, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2024	$392
2025	475
2026	363
2027	148
2028	10
Total undiscounted lease payments	1,388
Less: effect of discounting	(65)
Present value of estimated lease payments (lease liability)	$1,323

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

•

the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and

•

other risks described elsewhere in this document and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These factors could cause our actual results for 2024 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2024 and December 31, 2023

Assets - Total assets decreased $31.5 million to $1.52 billion at March 31, 2024 from $1.55 billion at December 31, 2023. This decrease was primarily due to decreases in cash and cash equivalents, HTM and AFS securities and other assets, which were partially offset by an increase in loans receivable, net. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	March 31, 2024	December 31, 2023	$	%
Cash and Cash Equivalents	$92,775	$128,284	$(35,509)	(27.7)%
Certificates of Deposits with Other Banks	2,350	2,350	—	—
AFS Securities	532,469	537,640	(5,171)	(1.0)
HTM Securities	159,085	163,072	(3,987)	(2.4)
Total Loans Receivable, Net	646,007	622,529	23,478	3.8
Accrued Interest Receivable	6,028	5,512	516	9.4
Operating Lease ROU Assets	1,285	1,402	(117)	(8.3)
Land Held for Sale	938	938	—	—
Premises and Equipment, Net	29,713	28,637	1,076	3.8
FHLB Stock	1,041	922	119	12.9
BOLI	28,126	27,954	172	0.6
Goodwill	1,200	1,200	—	—
Other Assets	17,197	29,231	(12,034)	(41.2)
Total Assets	$1,518,214	$1,549,671	$(31,457)	(2.0)%

Cash and cash equivalents decreased $35.5 million or 27.7% to $92.8 million at March 31, 2024 compared to $128.3 million at December 31, 2023, as a result of the repayment of borrowings with the Federal Reserve during the three months ended March 31, 2024.

AFS securities decreased $5.2 million or 1.0% to $532.5 million at March 31, 2024 from $537.6 million at December 31, 2023 as maturities and principal paydowns of AFS securities exceeded purchases during the three months ended March 31, 2024. Additionally, these investments experienced a $991,000 increase in fair value during the same period. HTM securities decreased $4.0 million to $159.1 million at March 31, 2024, from $163.1 million at December 31, 2023, as a result of paydowns and maturities exceeding purchases during the three months ended March 31, 2024.

Total loans receivable, net, including loans held for sale, increased $23.5 million or 3.8% to $646.0 million at March 31, 2024 from $622.5 million at December 31, 2023, primarily due to an increase in residential mortgage loans originated during the period. All held for investment loan balances increased during the three months ended March 31, 2024, except for commercial and agricultural loans, which decreased $4.4 million or 13.1% to $28.9 million at March 31, 2024 from $33.3 million at December 31, 2023. Construction loans increased $10.3 million or 9.8% to $114.8 million at March 31, 2024 from $104.5 million at December 31, 2023.  Residential mortgage loans increased $14.3 million or 8.3% to $187.1 million at March 31, 2024 from $172.9 million at December 31, 2023. Commercial real estate loans increased $2.8 million or 1.1% to $267.6 million at March 31, 2024 from $264.8 million at December 31, 2023. Consumer home equity lines of credit increased $1.7 million or 4.9% to $36.2 million at March 31, 2024 from $34.5 million at December 31, 2023. Other consumer loans remained flat at $24.5 million at March 31, 2024 and December 31, 2023. Loans held for sale decreased $863,000 or 600.0% to $104,000 at March 31, 2024 from $967,000 at December 31, 2023.

Premises and equipment, net increased $1.1 million or 3.8% to $29.7 million at March 31, 2024 from $28.6 million at December 31, 2023 as a result of the opening of a new branch which opened in April 2023, as well as improvements made to existing branches.

Other assets decreased $12.0 million or 41.2% to $17.2 million at March 31, 2024 from $29.2 million at December 31, 2023, primarily due to an outstanding receivable on a matured investment security as of December 31, 2023 that was received in the first quarter of 2024.

Liabilities

Deposit Accounts

Total deposits increased $10.9 million or 0.9% to $1.21 billion at March 31, 2024 from December 31, 2023 primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by decreases in checking and savings accounts. The Bank had $6.5 million in brokered time deposits at both March 31, 2024 and December 31, 2023. Most of the Bank’s deposits are originated within the Bank’s immediate market area; however, the Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.2 million and $5.0 million in other brokered deposits at March 31, 2024 and December 31, 2023, respectively.  At March 31, 2024, the Bank had no deposit relationships greater than 5% of outstanding deposits, compared to one deposit relationship totaling approximately 5.2% of outstanding deposits at December 31, 2023.  At March 31, 2024, approximately $332.6 million or 27.6% of our $1.21 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

The Bank had $74.2 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at March 31, 2024, compared to $119.2 million at December 31, 2023. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve's Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing FRB borrowings. The Bank also had $19.5 million in other borrowings at March 31, 2024, compared to $19.2 million and December 31, 2023, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both March 31, 2024 and December 31, 2023, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding, which are described in more detail in “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $2.2 million or 1.3% to $174.6 million at March 31, 2024 from $172.4 million at December 31, 2023. The increase was attributable to $1.8 million of net income and a $991,000 reduction in accumulated other comprehensive loss, partially offset by $452,000 in dividends paid to common shareholders and $99,000 in Company stock repurchases during the three months ended March 31, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended March 31, 2024 and 2023

Net Income

Net income decreased $921,000, or 34.4%, to $1.8 million or $0.54 per basic common share for the quarter ended March 31, 2024, compared to $2.7 million or $0.82 per basic common share for the quarter ended March 31, 2023. The decrease in net income was the result of a decrease in net interest income combined with higher provisions for credit losses and non-interest expense.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended March 31, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended March 31, 2024 and 2023.

	Quarter Ended March 31,
	2024			2023
Dollars in thousands	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$646,395	$9,560	5.92%	$570,125	$7,410	5.20%
Taxable Investments	678,030	7,500	4.42	698,974	6,610	3.78
Non-taxable Investments	20,400	178	3.50	21,087	197	3.74
Deposits with other Banks	111,870	1,510	5.40	3,585	34	3.84
Total Interest-Earning Assets	$1,456,695	$18,748	5.15%	$1,293,771	$14,251	4.41%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$717,245	$4,657	2.60%	$672,122	$2,293	1.36%
Certificates Accounts	235,730	2,227	3.78	163,806	622	1.52
Total Interest-Bearing Deposits	952,975	6,884	2.89	835,928	2,915	1.39
Other Borrowings (2)	134,182	1,410	4.20	77,501	627	3.24
Junior Subordinated Debentures	5,155	95	7.42	5,155	84	6.49
Subordinated Debentures	26,500	348	5.25	26,500	348	5.25
Total Interest-Bearing Liabilities	$1,118,812	$8,737	3.12%	$945,084	$3,974	1.68%
Net Interest Rate Spread			2.03%			2.73%
Tax Equivalent Net Interest Income/Margin		$10,011	2.75%		$10,277	3.18%
Less: tax equivalent adjustment		29			34
Net Interest Income		$9,982			$10,243

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income decreased $261,000 or 2.6% to $10.0 million during the quarter ended March 31, 2024, compared to $10.2 million for the same quarter in 2023. During the quarter ended March 31, 2024, average interest-earning assets increased $162.9 million or 12.6% to $1.46 billion from $1.29 billion for the same quarter in 2023, while average interest-bearing liabilities increased $173.7 million or 18.4% to $1.1 billion for the quarter ended March 31, 2024 from $945.1 million for the comparable quarter in 2023. The Company's net interest margin was 2.75% for the quarter ended March 31, 2024 compared to 3.18% for the comparable quarter in 2023. The Company's net interest spread on a tax equivalent basis was 2.03% for the quarter ended March 31, 2024 compared to 2.73% for the quarter ended March 31, 2023.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Total tax-equivalent interest income increased $4.5 million or 31.6% to $18.7 million for the quarter ended March 31, 2024 compared to $14.3 million for the same period in 2023.

Interest income on loans increased $2.2 million or 29.0% to $9.6 million for the quarter ended March 31, 2024 from $7.4 million for the first quarter of 2023. The increase was the result of a $76.3 million increase in the average loan portfolio balance combined with a 72 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $890,000 or 13.5% to $7.5 million during the quarter ended March 31, 2024, from $6.6 million for the first quarter of 2023, due to a 64 basis point increase in the average yield to 4.42%, reflecting higher market interest rates, which was partially offset by a $20.9 million decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $19,000 to $178,000 during the quarter ended March 31, 2024 primarily due to a $687,000 decrease in the average balance of non-taxable investments and a 24 basis point decrease in the average yield.

Interest income from deposits with other banks increased $1.4 million to $1.5 million during the quarter ended March 31, 2024, from $34,000 for the first quarter of 2023, due to a $108.3 million increase in the average balance of these assets combined with a 156 basis point increase in the average yield earned on these assets due to increased market interest rates.

Interest Expense

Total interest expense increased $4.7 million or 119.8% to $8.7 million for the quarter ended March 31, 2024 compared to $4.0 million for the same quarter in 2023 due to an increase in market interest rates combined with a $173.7 million increase in the average balance of these liabilities.

Interest expense on deposits increased $4.0 million to $6.9 million for the quarter ended March 31, 2024, from $2.9 million for the first quarter of 2023, due to an increase of 150 basis points in the average cost combined with a $117.0 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $783,000 to $1.4 million for the quarter ended March 31, 2024, from $627,000 for the first quarter of 2023, due to a $56.7 million increase in the average balance of these liabilities combined with an increase of 96 basis points in the average cost of these liabilities.

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

The Company recorded $300,000 in provision for credit losses on loans and $35,000 in provision for credit losses on unfunded commitments during the quarter ended March 31, 2024, compared to no provision for credit losses during the quarter ended March 31, 2023.  Net charge-offs totaled $27,000 for the first quarter of 2024 compared to $100 during the first quarter of 2023. For additional information of the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $120,000 or 5.5% to $2.3 million for the quarter ended March 31, 2024 compared to $2.2 million for the quarter ended March 31, 2023. The increase was primarily due to a $140,000 increase in trust income during the quarter ended March 31, 2024 when compared to the quarter ended March 31, 2023, which was partially offset by a decrease in gain on sale of loans reflecting the decline in originations of loans held for sale following recent market interest rate increases.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $604,000 or 6.7% to $9.6 million for the quarter ended March 31, 2024 compared to $9.0 million for the quarter ended March 31, 2023. The following table summarizes the changes in non-interest expense:

	Quarter Ended March 31,		Increase (Decrease)
Dollars in thousands	2024	2023	$	%
Compensation and Employee Benefits	$5,542	$5,241	$301	5.7%
Occupancy	813	807	6	0.7%
Advertising	275	245	30	12.2%
Depreciation and Maintenance of Equipment	475	598	(123)	(20.6)%
FDIC Insurance Premiums	163	90	73	81.1%
Consulting	172	213	(41)	(19.2)%
Debit Card Expense	339	337	2	0.6%
Data Processing	339	316	23	7.3%
Other	1,517	1,184	333	28.1%
Total Non-Interest Expense	$9,635	$9,031	$604	6.7%

The increase in non-interest expense was primarily due to increases in all non-interest expense line items except for depreciation and maintenance of equipment and consulting expense during the first quarter of 2024.

Most of the increases in non-interest expenses during the first quarter of 2024 were due to overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. FDIC insurance premiums increased $73,000 or 81.1% to $163,000 for the quarter ended March 31, 2024, compared to the same period in 2023, due to higher deposit insurance rates applied in 2024 compared to 2023.  Other expenses increased $333,000 or 28.1% to $1.5 million for the quarter ended March 31, 2024, compared to the same period in 2023.

Provision For Income Taxes

The provision for income taxes decreased $159,000 or 21.5% to $580,000 for the quarter ended March 31, 2024, from $739,000 for the same period in 2023, due to lower net income before taxes in the 2024 period. Pre-tax net income was $2.3 million for the quarter ended March 31, 2024 compared to $3.4 million for the first quarter of 2023. The Company’s combined federal and state effective income tax rate was 24.9% and 21.7% for the quarters ended March 31, 2024 and 2023, respectively.

Other

The U.S. Department of the Treasury’s Community Development Financial Institutions ("CDFI") Fund released a revised CDFI Certification Application on December 7, 2023. All currently certified CDFIs will be required to reapply for certification using the revised version of the Certification Application by December 20, 2024. The Company is currently in the process of evaluating the revised Certification Application requirements and completing its recertification as a CDFI. No assurance can be given as to whether the Company will receive approval of its certification to continue as a CDFI.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $162.9 million in unused commitments to extend credit and standby letters of credit at March 31, 2024.

During the three months ended March 31, 2024, loan disbursements exceeded loan repayments resulting in a $23.5 million or 3.8% increase in total net loans receivable. Also, during the three months ended March 31, 2024, deposits increased $10.8 million or 0.9%. The Bank had no outstanding FHLB advances at March 31, 2024 with $446.2 million in total borrowing capacity at the FHLB at that date. The Bank had $69.2 million of outstanding borrowings from the BTFP at March 31, 2024, which was collateralized by investments with a fair market value of $329.4 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at March 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS investments totaled $614.6 million at March 31, 2024. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $200.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2024, Security Federal had liquid assets of $38.4 million.  In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $484,000 based on the number of outstanding shares at March 31, 2024.

In addition, in June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended March 31, 2024, the Company repurchased 4,230 shares of its common stock at an aggregate cost of $97,290, leaving 66,956 shares available for further repurchase under the June 2023 stock repurchase program at March 31, 2024. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2024, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.0%, 9.9%, 18.0%, and 19.3%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2024 the Bank’s conservation buffer was 11.3%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2023 Form 10-K.

For the three months ended March 31, 2024, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.03%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2024 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A      Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2023 Form 10-K.

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended March 31, 2024 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	-	$-	-	71,186
February 1, 2024 - February 29, 2024	30	$23.00	30	71,156
March 1, 2024 - March 31, 2024	4,200	$23.00	4,200	66,956
Total	4,230		4,230

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

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

(1)         Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)         Filed on January 10, 2024, as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2024 and incorporated herein by reference.

(3)         Filed on June 8, 2022 as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2022 and incorporated herein by reference.

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

SECURITY FEDERAL CORPORATION

Date:	May 10, 2024	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 10, 2024	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative