Form 10-Q
period 2024-06-30
SECURITY FEDERAL CORP
filed 2024-08-09
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	August 9, 2024	3,196,937

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
Dollars in thousands, except per share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$138,350	$128,284
Certificates of Deposit with Other Banks	2,350	2,350
Investments:
Available For Sale ("AFS")	519,434	537,640
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $138,187 and $158,540 at June 30, 2024 and December 31, 2023, Respectively)	142,601	163,072
Total Investments	662,035	700,712
Loans Receivable, Net:
Held For Sale	2,141	967
Held For Investment (Net of Allowance for Credit Losses of $12,958 and $12,569 at June 30, 2024 and December 31, 2023, Respectively)	653,061	621,562
Total Loans Receivable, Net	655,202	622,529
Accrued Interest Receivable	5,465	5,512
Operating Lease Right-of-Use ("ROU") Assets	1,167	1,402
Land Held for Sale	938	938
Premises and Equipment, Net	29,762	28,637
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,041	922
Bank Owned Life Insurance ("BOLI")	28,299	27,954
Goodwill	1,200	1,200
Other Assets	17,292	29,231
Total Assets	$1,543,101	$1,549,671
LIABILITIES:
Deposit Accounts	$1,236,154	$1,194,997
Borrowings from Federal Reserve Bank ("FRB")	65,000	119,200
Other Borrowings	21,986	19,180
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	26,500	26,500
Operating Lease Liabilities	1,203	1,442
Other Liabilities	11,212	10,835
Total Liabilities	1,367,210	1,377,309
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at June 30, 2024 and December 31, 2023	82,949	82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,457,212 Shares Issued and 3,196,443 Shares Outstanding at June 30, 2024 and 3,456,136 Shares Issued and 3,228,777 Shares Outstanding at December 31, 2023, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,313	18,287
Treasury Stock, at Cost; 260,769 and 227,359 Shares Outstanding at June 30, 2024 and December 31, 2023, Respectively	(5,682)	(4,913)
Accumulated Other Comprehensive Loss ("AOCL")	(33,756)	(35,050)
Retained Earnings	114,032	111,054
Total Shareholders' Equity	175,891	172,362
Total Liabilities and Shareholders' Equity	$1,543,101	$1,549,671

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Interest Income:
Loans	$10,029	$8,072	$19,590	$15,482
Taxable Investment Securities	7,474	6,858	14,974	13,467
Tax-exempt Investment Securities	150	157	299	321
Other	1,168	467	2,677	502
Total Interest Income	18,821	15,554	37,540	29,772
Interest Expense:
Deposits	7,306	5,171	14,189	8,087
FHLB Advances and Other Borrowed Money	891	823	2,300	1,450
Subordinated Debentures	348	348	696	696
Junior Subordinated Debentures	95	87	191	171
Total Interest Expense	8,640	6,429	17,376	10,404
Net Interest Income	10,181	9,125	20,164	19,368
Provision for Credit Losses	175	221	510	221
Net Interest Income After Provision for Credit Losses	10,006	8,904	19,654	19,147
Non-Interest Income:
Gain on Sale of Loans	231	201	361	395
Service Fees on Deposit Accounts	306	301	625	571
Commissions From Insurance Agency	172	186	356	348
Trust Income	534	457	1,056	839
BOLI Income	173	156	346	306
ATM and Check Card Fee Income	780	750	1,602	1,552
Other	258	200	429	440
Total Non-Interest Income	2,454	2,251	4,775	4,451
Non-Interest Expense:
Compensation and Employee Benefits	5,524	5,024	11,066	10,265
Occupancy	812	774	1,626	1,579
Advertising	226	262	500	506
Depreciation and Maintenance of Equipment	526	598	1,000	1,186
FDIC Insurance Premiums	172	218	336	308
Consulting	145	142	317	356
Debit Card Expenses	398	352	737	689
Data Processing	338	316	677	628
Other	1,528	1,224	3,045	2,422
Total Non-Interest Expense	9,669	8,910	19,304	17,939
Income Before Income Taxes	2,791	2,245	5,125	5,659
Provision for Income Taxes	565	467	1,146	1,207
Net Income	2,226	1,778	3,979	4,452
Preferred Stock Dividends	97	—	97	—
Net Income Available to Common Shareholders	2,129	1,778	3,882	4,452
Net Income Per Common Share (Basic)	$0.66	$0.55	$1.20	$1.37
Cash Dividend Per Share on Common Stock	$0.14	$0.13	$0.28	$0.26
Weighted Average Shares Outstanding (Basic)	3,219,539	3,253,736	3,224,102	3,253,736

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
Dollars in thousands	2024	2023
Net Income	$2,226	$1,778
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on AFS Investments, Net of Tax Expense (Benefit) of $103.6 thousand and $(1.5) million at June 30, 2024 and 2023, Respectively	301	(4,553)
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax Expense of $404 and $740 during the quarters ended June 30, 2024 and 2023, Respectively	2	2
Other Comprehensive Income (Loss), Net of Tax	303	(4,551)
Comprehensive Income (Loss)	$2,529	$(2,773)

	Six Months Ended June 30,
Dollars in thousands	2024	2023
Net Income	$3,979	$4,452
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax Expense of $438 thousand and $319 thousand at June 30, 2024 and 2023, Respectively	1,291	1,022
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax Expense of $846 and $1.6 thousand at June 30, 2024 and 2023, Respectively	3	5
Other Comprehensive Income, Net of Tax	1,294	1,027
Comprehensive Income	$5,273	$5,479

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2022	82,949	$82,949	3,453,817	$35	200,933	$(4,331)	$18,230	$(40,779)	$104,129	$160,233
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Net Income	—	—	—	—	—	—	—	—	2,674	2,674
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	5,578	—	5,578
Employee Stock Purchase Plan	—	—	326	—	—	—	8	—	—	8
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(423)	(423)
Balance at March 31, 2023	82,949	$82,949	3,454,143	$35	200,933	$(4,331)	$18,238	$(35,201)	$104,802	$166,492
Net Income	—	—		—	—	—	—	—	1,778	1,778
Other Comprehensive Loss, Net of Tax	—	—		—	—	—	—	(4,551)	—	(4,551)
Employee Stock Purchase Plan	—	—	526	—	—	—	12	—	—	12
Cash Dividends on Common Stock	—	—		—	—	—	—	—	(423)	(423)
Balance at June 30, 2023	82,949	$82,949	3,454,669	$35	200,933	$(4,331)	$18,250	$(39,752)	$106,157	$163,308

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases	—	—	—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569
Net Income	—	—	—	—	—	—	—	—	2,226	2,226
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	—	—	303	—	303
Employee Stock Purchase Plan	—	—	498	—	—	—	12	—	—	12
Treasury Stock Repurchases	—	—	—	—	29,180	(670)	—	—	—	(670)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(97)	(97)
Balance at June 30, 2024	82,949	$82,949	3,457,212	$35	260,769	$(5,682)	$18,313	$(33,756)	$114,032	$175,891

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,979	$4,452
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,034	1,075
Discount Accretion and Premium Amortization, net	1,745	2,250
Provision for Credit Losses	510	221
Earnings on BOLI	(346)	(306)
Gain on Sales of Loans	(361)	(395)
Write-down of OREO	—	15
Amortization of Operating Lease ROU Assets	235	228
Proceeds From Sale of Loans Held For Sale	12,552	13,689
Origination of Loans Held For Sale	(13,365)	(13,601)
Decrease (Increase) in Accrued Interest Receivable	47	(193)
Change in Other Assets	11,504	(635)
Change in Lease Liabilities and Other Liabilities	104	2,989
Net Cash Provided By Operating Activities	$17,638	$9,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	$(14,919)	$(27,119)
Proceeds from Paydowns and Maturities of AFS Securities	33,130	34,377
Purchase of HTM Securities	—	(16,936)
Proceeds from Paydowns and Maturities of HTM Securities	20,450	7,780
Purchase of FHLB Stock	(119)	(8)
Net Increase in Loans Receivable	(31,974)	(41,240)
Purchase and Improvement of Premises and Equipment	(2,159)	(1,949)
Net Cash Provided (Used) By Investing Activities	$4,409	$(45,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$41,157	$69,388
Increase (Decrease) in Other Borrowings, Net	2,806	(9,698)
Proceeds from FRB Borrowings	65,000	346,055
Repayment of FRB Borrowings	(119,200)	(320,935)
Purchases of Treasury Stock	(769)	—
Proceeds from Employee Stock Purchase Plan	26	20
Dividends to Common Stock Shareholders	(904)	(846)
Dividends to Preferred Stock Shareholder	(97)	—
Net Cash (Used) Provided By Financing Activities	$(11,981)	$83,984
Net Increase in Cash and Cash Equivalents	10,066	48,678
Cash and Cash Equivalents at Beginning of Period	128,284	28,502
Cash and Cash Equivalents at End of Period	$138,350	$77,180
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$18,354	$9,242
Cash Paid for Taxes	$1,493	$1,584
Non-Cash Transactions:
Other Comprehensive Income	$1,294	$1,027

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2023 (“2023 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2024 or 2023; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended June 30,
	2024			2023
Dollars and shares in thousands	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,129	3,220	$0.66	$1,778	3,254	$0.55

	Six Months Ended June 30,
	2024			2023
Dollars and shares in thousands	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$3,882	3,224	$1.20	$4,452	3,254	$1.37

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2024 and 2023, the Company had no options outstanding and there was no activity during the three and six months ended June 30, 2024 and 2023. At those dates, there were 50,000 options available for grants.

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of June 30, 2024 and  December 31, 2023. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	June 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$44,197	$109	$(251)	$44,055
Small Business Administration (“SBA”) Bonds	67,617	403	(2,636)	65,384
Tax Exempt Municipal Bonds	20,537	355	(1,062)	19,830
Taxable Municipal Bonds	64,571	—	(11,986)	52,585
Mortgage-Backed Securities ("MBS")	367,430	119	(29,969)	337,580
Total AFS Securities	$564,352	$986	$(45,904)	$519,434

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$51,022	$72	$(728)	$50,366
SBA Bonds	79,014	416	(2,677)	76,753
Tax Exempt Municipal Bonds	21,501	643	(908)	21,236
Taxable Municipal Bonds	64,669	—	(11,554)	53,115
MBS	368,081	31	(31,942)	336,170
Total AFS Securities	$584,287	$1,162	$(47,809)	$537,640

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

The amortized cost and fair value of AFS securities at June 30, 2024, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

Dollars in thousands	June 30, 2024
AFS Securities:	Amortized Cost	Fair Value
One Year or Less	$289	$288
After One – Five Years	9,891	9,803
After Five – Ten Years	66,892	61,630
More Than Ten Years	119,850	110,133
MBS	367,430	337,580
Total AFS Securities	$564,352	$519,434

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $502.4 million and $461.2 million at June 30, 2024, and $533.7 million and $490.5 million at December 31, 2023, respectively.

There were no sales of AFS securities during the six months ended June 30, 2024 and 2023; and therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$7,912	$(14)	6	$29,563	$(237)	26	$37,475	$(251)
SBA Bonds	2,625	(27)	3	30,953	(2,609)	53	33,578	(2,636)
Tax Exempt Municipal Bonds	547	(8)	1	12,709	(1,054)	12	13,256	(1,062)
Taxable Municipal Bonds	—	—	—	52,585	(11,986)	59	52,585	(11,986)
MBS	30,110	(207)	22	287,146	(29,762)	217	317,256	(29,969)
	$41,194	$(256)	32	$412,956	$(45,648)	367	$454,150	$(45,904)

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$377	$(1)	1	$43,872	$(727)	34	$44,249	$(728)
SBA Bonds	2,200	(5)	4	39,151	(2,672)	63	41,351	(2,677)
Tax Exempt Municipal Bonds	—	—	—	12,965	(908)	12	12,965	(908)
Taxable Municipal Bonds	—	—	—	53,115	(11,554)	59	53,115	(11,554)
MBS	36,069	(434)	30	292,864	(31,508)	213	328,933	(31,942)
	$38,646	$(440)	35	$441,967	$(47,369)	381	$480,613	$(47,809)

At June 30, 2024 our AFS investment portfolio consisted of 507 individual AFS securities, 399 of which were in an unrealized loss position. At  December 31, 2023, 416 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  June 30, 2024 is discussed below.

SBA Bonds - SBA securities are fully backed by the U.S. government. At June 30, 2024, there were 113 AFS SBA Bonds, 56 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize the unrealized losses on these securities during the three and six months ended  June 30, 2024.

MBS - At June 30, 2024, approximately 76% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the U.S. government, while those issued by GSEs are not. At June 30, 2024, there were 188 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the three and six months ended  June 30, 2024.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At June 30, 2024, we held 56 private label CMO securities with an amortized cost and fair value of $88.4 million and $82.8 million, respectively. At that date, 51 of these securities had unrealized losses. Of the 51 securities in a loss position, 35 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three and six months ended  June 30, 2024.

Municipal Bonds - At June 30, 2024 there were 13 tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three and six months ended  June 30, 2024. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.6 million at June 30, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	June 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,931	$—	$(184)	$11,747
FHLB Bond	1,000	—	(3)	997
Student Loan Pools	14,949	355	—	15,304
SBA Bonds	9,750	390	—	10,140
Taxable Municipal Bonds	968	—	(35)	933
MBS	104,003	278	(5,215)	99,066
Total HTM Securities	$142,601	$1,023	$(5,437)	$138,187

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,874	$—	$(278)	$23,596
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	16,881	278	—	17,159
SBA Bonds	11,305	493	—	11,798
Taxable Municipal Bonds	962	—	(28)	934
MBS	109,050	96	(5,093)	104,053
Total HTM Securities	$163,072	$867	$(5,399)	$158,540

At June 30, 2024, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $101.0 million and $97.0 million, compared to an amortized cost and fair value of $107.5 million and $103.8 million at December 31, 2023 respectively.

At June 30, 2024, HTM securities had a combined book value of $142.6 million and an average book yield of 5.0%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at June 30, 2024. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,931	3.49%
Due after one year through five years	2,997	4.91%
Due after five years through ten years	4,860	7.21%
Due after ten years	18,810	7.15%
MBS	104,003	4.71%
Total HTM Securities	$142,601	5.02%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,747	$(184)	$11,747	$(184)
FHLB Bond	997	(3)	—	—	997	(3)
Taxable Municipal Bonds	—	—	933	(35)	933	(35)
MBS	17,496	(23)	55,599	(5,192)	73,095	(5,215)
	$18,493	$(26)	$68,279	$(5,411)	$86,772	$(5,437)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$23,596	$(278)	$23,596	$(278)
Taxable Municipal Bonds	—	—	934	(28)	934	(28)
MBS	40,732	(458)	58,731	(4,635)	99,463	(5,093)
	$40,732	$(458)	$83,261	$(4,941)	$123,993	$(5,399)

At June 30, 2024 and December 31, 2023, 49 and 55 individual HTM securities were in a loss position, including 46 and 42 securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  June 30, 2024, the Company held an amortized cost and fair value of $12.9 million and $12.6 million in HTM private label CMO securities, compared to an amortized cost and fair value of $14.6 million and $14.3 million at December 31, 2023, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  June 30, 2024 . The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  June 30, 2024 .

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$968
Total Taxable Municipal Bond	$968
Private Label MBS
AAA	$7,060
A	1,377
Not Rated	3,032
Total Private Label MBS	$11,469

As of June 30, 2024, there were no HTM securities classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $668,000 at  June 30, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	June 30, 2024	December 31, 2023
Real Estate Loans:
Construction	$115,673	$104,508
Residential Mortgage	195,316	172,883
Commercial	264,220	264,802
Commercial and Agricultural Loans	29,972	33,286
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	36,332	34,497
Other Consumer	24,743	24,520
Total Loans Held for Investment, Gross	666,256	634,496
Less:
Allowance for Credit Losses	12,958	12,569
Deferred Loan Fees	237	365
	13,195	12,934
Total Loans Receivable, Net	$653,061	$621,562

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024 and  December 31, 2023.

	June 30, 2024
	Term Loans by Year of Origination
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction Real Estate
Pass	$21,197	$29,166	$11,745	$14,287	$1,040	$1,695	$5,316	$84,446
Caution	5,228	4,091	12,201	565	36	564	196	22,881
Special Mention	33	—	4,778	—	—	1,543	—	6,354
Substandard	—	141	—	119	125	1,558	49	1,992
Total Construction Real Estate	26,458	33,398	28,724	14,971	1,201	5,360	5,561	115,673
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	8,575	32,352	41,440	10,995	13,704	24,721	9,661	141,448
Caution	4,023	15,088	10,897	6,290	4,484	5,257	129	46,168
Special Mention	669	2,275	157	422	382	248	—	4,153
Substandard	—	571	—	611	—	2,365	—	3,547
Total Residential Real Estate	13,267	50,286	52,494	18,318	18,570	32,591	9,790	195,316
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	2,169	18,732	46,688	50,916	15,284	66,323	4,122	204,234
Caution	1,221	12,499	4,089	4,488	5,088	20,095	194	47,674
Special Mention	200	149	888	444	402	5,384	23	7,490
Substandard	—	—	332	52	—	4,438	—	4,822
Total Commercial Real Estate	3,590	31,380	51,997	55,900	20,774	96,240	4,339	264,220
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	3,562	3,758	4,120	2,500	532	1,497	4,596	20,565
Caution	895	3,267	1,175	1,583	25	178	1,137	8,260
Special Mention	—	442	—	12	—	82	100	636
Substandard	—	184	102	71	—	55	99	511
Total Commercial and Agricultural	4,457	7,651	5,397	4,166	557	1,812	5,932	29,972
Current Period Gross Write-Offs	—	23	36	—	—	22	1	82
HELOC
Pass	—	—	—	—	—	—	29,308	29,308
Caution	—	—	—	—	—	—	6,089	6,089
Special Mention	—	—	—	—	—	—	349	349
Substandard	—	—	—	—	—	—	586	586
Total HELOC	—	—	—	—	—	—	36,332	36,332
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	3,613	4,618	3,030	1,125	499	117	5,094	18,096
Caution	1,265	1,985	1,594	652	303	139	294	6,232
Special Mention	45	67	102	—	—	—	3	217
Substandard	—	24	34	90	34	6	10	198
Total Other Consumer	4,923	6,694	4,760	1,867	836	262	5,401	24,743
Current Period Gross Write-Offs	—	—	—	—	—	25	50	75
Total Loans	$52,695	$129,409	$143,372	$95,222	$41,938	$136,265	$67,355	$666,256
Total Current Period Gross Write-Offs	$-	$23	$36	$-	$-	$47	$51	$157

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2023
	Term Loans by Year of Origination
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction Real Estate
Pass	$31,811	$21,125	$15,431	$1,518	$617	$1,322	$5,089	$76,913
Caution	4,073	14,381	1,192	3,148	275	333	150	23,552
Special Mention	—	29	—	—	1,072	457	—	1,558
Substandard	143	310	333	133	1,474	92	—	2,485
Total Construction Real Estate	36,027	35,845	16,956	4,799	3,438	2,204	5,239	104,508
Current Period Gross Write-Offs	—	—	—	—	—	1	—	1
Residential Real Estate
Pass	28,352	36,426	12,290	14,164	3,991	22,239	9,708	127,170
Caution	15,050	10,397	5,954	1,497	1,546	4,134	149	38,727
Special Mention	2,291	158	430	394	—	190	—	3,463
Substandard	574	—	618	—	48	2,283	—	3,523
Total Residential Real Estate	46,267	46,981	19,292	16,055	5,585	28,846	9,857	172,883
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	12,702	48,077	49,377	16,593	17,806	52,848	2,375	199,778
Caution	16,951	4,880	4,212	5,197	12,831	8,468	20	52,559
Special Mention	213	900	452	408	—	5,485	100	7,558
Substandard	—	342	57	—	—	4,508	—	4,907
Total Commercial Real Estate	29,866	54,199	54,098	22,198	30,637	71,309	2,495	264,802
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	4,763	5,991	6,672	643	348	2,128	4,205	24,750
Caution	3,732	1,131	1,715	67	16	207	816	7,684
Special Mention	458	22	100	9	7	90	—	686
Substandard	—	—	—	1	—	62	103	166
Total Commercial and Agricultural	8,953	7,144	8,487	720	371	2,487	5,124	33,286
Current Period Gross Write-Offs	—	—	16	—	—	—	—	16
HELOC
Pass	—	—	—	—	—	—	27,192	27,192
Caution	—	—	—	—	—	—	6,290	6,290
Special Mention	—	—	—	—	—	—	401	401
Substandard	—	—	—	—	—	—	614	614
Total HELOC	—	—	—	—	—	—	34,497	34,497
Current Period Gross Write-Offs	—	—	—	—	—	—	1	1
Other Consumer
Pass	6,543	3,874	1,580	740	190	63	4,922	17,912
Caution	2,316	1,975	911	468	137	51	295	6,153
Special Mention	77	123	—	—	—	—	6	206
Substandard	67	36	73	48	10	6	9	249
Total Other Consumer	9,003	6,008	2,564	1,256	337	120	5,232	24,520
Current Period Gross Write-Offs	—	23	17	17	—	11	89	157
Total Loans	$130,116	$150,177	$101,397	$45,028	$40,368	$104,966	$62,444	$634,496
Total Current Period Gross Write-Offs	$-	$23	$33	$17	$-	$12	$90	$175

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	June 30, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$339	$134	$631	$1,104	$114,569	$115,673
Residential Real Estate	1,475	394	390	2,259	193,057	195,316
Commercial Real Estate	203	35	590	828	263,392	264,220
Commercial and Agricultural	843	24	277	1,144	28,828	29,972
HELOC	188	91	21	300	36,032	36,332
Other Consumer	228	57	41	326	24,417	24,743
Total	$3,276	$735	$1,950	$5,961	$660,295	$666,256

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$971	$—	$643	$1,614	$102,894	$104,508
Residential Real Estate	1,103	47	240	1,390	171,493	172,883
Commercial Real Estate	500	519	336	1,355	263,447	264,802
Commercial and Agricultural	81	1	2	84	33,202	33,286
HELOC	347	64	21	432	34,065	34,497
Other Consumer	273	138	46	457	24,063	24,520
Total	$3,275	$769	$1,288	$5,332	$629,164	$634,496

At June 30, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows nonaccrual loans by category at the dates indicated.

	June 30, 2024			December 31, 2023
Dollars in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Construction Real Estate	$959	$—	$959	$868	$—	$868
Residential Real Estate	1,437	—	1,437	1,307	—	1,307
Commercial Real Estate	3,875	—	3,875	4,125	—	4,125
Commercial and Agricultural	345	—	345	50	—	50
HELOC	417	—	417	413	—	413
Other Consumer	89	—	89	62	—	62
Total Nonaccrual Loans	$7,122	$—	$7,122	$6,825	$—	$6,825

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2024 and 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
Dollars in thousands	2024	2023
Residential Real Estate	$5	$6
Commercial Real Estate	—	1
Commercial and Agricultural	5	—
Other Consumer	—	1
Total	$10	$8

	For the Six Months Ended June 30,
Dollars in thousands	2024	2023
Construction Real Estate	$—	$3
Residential Real Estate	9	7
Commercial Real Estate	5	1
Commercial and Agricultural	5	1
Other Consumer	2	1
Total	$21	$13

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,990	$3,854	$4,932	$699	$761	$606	$12,842
Provision for (Reversal of) Credit Losses	16	147	(77)	84	1	4	175
Charge-Offs	—	—	—	(60)	—	(34)	(94)
Recoveries	—	9	9	8	—	9	35
Ending Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958

	Three Months Ended June 30, 2023
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,346	$3,072	$4,264	$1,131	$672	$642	$12,127
(Reversal of) Provision for Credit Losses	(149)	183	158	(35)	(20)	24	161
Charge-Offs	(1)	—	—	—	(2)	(36)	(39)
Recoveries	5	6	5	6	4	8	34
Ending Balance	$2,201	$3,261	$4,427	$1,102	$654	$638	$12,283

	Six Months Ended June 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
(Reversal of) Provision for Credit Losses	178	430	(201)	(9)	30	47	475
Charge-Offs	—	—	—	(82)	—	(75)	(157)
Recoveries	—	29	13	14	1	14	71
Ending Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958

	Six Months Ended June 30, 2023
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323	$2,125	$4,804	$874	$599	$452	$11,177
Adjustment to Allowance for Credit Loss on Adoption of ASU 2016-13	264	462	(340)	112	108	179	785
(Reversal of) Provision for Credit Losses	(394)	660	(47)	120	(77)	64	326
Charge-Offs	(1)	—	—	(16)	(2)	(71)	(90)
Recoveries	9	14	10	12	26	14	85
Ending Balance	$2,201	$3,261	$4,427	$1,102	$654	$638	$12,283

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	June 30, 2024	December 31, 2023
Construction Real Estate	$765	$643
Residential Real Estate	689	668
Commercial Real Estate	3,637	3,567
HELOC	312	332
Total	$5,403	$5,210

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

The Company had two modified loans with a combined balance of $329,000 at June 30, 2024, compared to two modified loans with a combined balance of $342,000 at December 31, 2023.  The Company did not modify any loans to borrowers experiencing financial difficulty during the six months ended June 30, 2024 or 2023.

As of June 30, 2024 and 2023, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments of $894,000 and $859,000 at June 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2024	2023
Beginning Balance	$894	$1,049
Provision for unfunded commitments	—	60
Ending Balance	$894	$1,109

	For the Six Months Ended June 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2024	2023
Beginning Balance	$859	$—
Adjustment for adoption of ASU 2016-13	—	1,214
Provision (reversal of provision) for unfunded commitments	35	(105)
Ending Balance	$894	$1,109

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	June 30, 2024	December 31, 2023
Checking	$446,771	$473,936
Money Market	446,728	401,992
Savings	86,769	88,319
Certificates of Deposit	255,886	230,750
Total	$1,236,154	$1,194,997

The Company had $5.2 million and $5.0 million in brokered checking and money market deposits at  June 30, 2024 and December 31, 2023, respectively, and $6.5 million in brokered certificates of deposit at both  June 30, 2024 and December 31, 2023.  In addition, $229,000 and $57,000, in deposit account overdrafts were reclassified to loans at June 30, 2024 and December 31, 2023, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $62.0 million and $50.2 million at June 30, 2024 and December 31, 2023, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $345.9 million and $327.7 million at June 30, 2024 and December 31, 2023, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	June 30, 2024	December 31, 2023
Within 1 Year	$199,197	$198,325
After 1 Year, Within 2 Years	47,580	16,568
After 2 Years, Within 3 Years	2,729	9,487
After 3 Years, Within 4 Years	2,962	2,636
After 4 Years, Within 5 Years	3,418	3,734
Total Certificates of Deposit	$255,886	$230,750

NOTE 10 - BORROWINGS

The Company had $65.0 million in outstanding borrowings under the Federal Reserve discount window with a weighted average borrowing rate of 4.91% at June 30, 2024 compared to $119.2 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.60% at December 31, 2023. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP were for up to one year and were extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate was fixed for the term of the advance on the day the advance was made. To determine the rate, the BTFP used the fixed OIS rate based on the effective federal funds rate for a one-year maturity.  Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024, would be no lower than the interest rate on reserve balances in effect on the date the advance is made.  Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  June 30, 2024, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $354.9 million and $325.9 million, compared to an amortized cost and fair value of $381.0 million and $350.6 million at December 31, 2023, respectively.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of June 30, 2024, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $89.7 million and $66.9 million at June 30, 2024, and $93.5 million and $65.5 million at December 31, 2023, respectively. The Company had no borrowings outstanding under the BIC program at June 30, 2024 and  December 31, 2023.

The Company had $22.0 million and $19.2 million in other borrowings at June 30, 2024 and December 31, 2023, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at both  June 30, 2024 and  December 31, 2023. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $42.9 million and $40.2 million at June 30, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

There were no outstanding FHLB advances at June 30, 2024 and December 31, 2023. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $51.3 million and $42.3 million at June 30, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  As a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points. At  June 30, 2024, this was a rate per annum equal to 7.30%. As of  December 31, 2023, the Capital Securities accrued and paid distributions at a floating rate of three month LIBOR plus 170 basis points which was a rate per annum equal to 7.35%.

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

Based on its capital levels at June 30, 2024, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2024, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$153,692	18.2%	$50,566	6.0%	$67,422	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	164,268	19.5%	67,422	8.0%	84,277	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	153,692	18.2%	37,925	4.5%	54,780	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	153,692	10.2%	60,116	4.0%	75,145	5.0%

December 31, 2023
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$150,129	18.2%	$49,391	6.0%	$65,854	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	160,457	19.5%	65,854	8.0%	82,318	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	150,129	18.2%	37,043	4.5%	53,506	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	150,129	9.8%	61,076	4.0%	76,345	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2024, the Bank’s conservation buffer was 11.5%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At June 30, 2024, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Collateral Dependent Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, the Company designates individually evaluated loans with higher risk as collateral dependent loans and an allowance for credit losses is established as necessary. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under the current expected credit losses, or CECL, methodology for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for estimated costs to sell, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2024, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

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

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	June 30, 2024			December 31, 2023
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$44,055	$—	$—	$50,366	$—
SBA Bonds	—	65,384	—	—	76,753	—
Tax Exempt Municipal Bonds	—	19,830	—	—	21,236	—
Taxable Municipal Bonds	—	52,585	—	—	53,115	—
MBS	—	337,580	—	—	336,170	—
Total	$—	$519,434	$—	$—	$537,640	$—

There were no liabilities measured at fair value on a recurring basis at  June 30, 2024 or  December 31, 2023.

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

	June 30, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,141	$—	$2,141
Collateral Dependent Loans	—	—	5,403	5,403
Land Held for Sale	—	—	938	938
Total	$—	$2,141	$6,341	$8,482

	December 31, 2023
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$967	$—	$967
Collateral Dependent Loans	—	—	5,210	5,210
Land Held for Sale	—	—	938	938
Total	$—	$967	$6,148	$7,115

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2024 or December 31, 2023.

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	June 30, 2024			December 31, 2023
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10%	-	12%	10% - 12%

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of June 30, 2024 or December 31, 2023.

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

June 30, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$138,350	$138,350	$138,350	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	519,434	519,434	—	519,434	—
HTM Securities	142,601	138,187	—	138,187	—
Loans Receivable, Net	653,061	638,964	—	—	638,964
FHLB Stock	1,041	1,041	1,041	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$980,268	$980,268	$980,268	$—	$—
Certificates of Deposits	255,886	254,476	—	254,476	—
Borrowings from FRB	65,000	64,838	64,838	—	—
Other Borrowed Money	21,986	21,986	21,986	—	—
Subordinated Debentures	26,500	23,137	—	23,137	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2023	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$128,284	$128,284	$128,284	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	537,640	537,640	—	537,640	—
HTM Securities	163,072	158,540	—	158,540	—
Loans Receivable, Net	621,562	610,410	—	—	610,410
FHLB Stock	922	922	922	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$964,247	$964,247	$964,247	$—	$—
Certificates of Deposits	230,750	229,278	—	229,278	—
Borrowings from FRB	119,200	118,926	118,926	—	—
Other Borrowed Money	19,180	19,180	19,180	—	—
Subordinated Debentures	26,500	23,036	—	23,036	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2024, the Company had $154.8 million in off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Non-interest income (dollars in thousands):	2024	2023	2024	2023
Gain on Sale of Loans (1)	$231	$201	$361	$395
Service Fees on Deposit Accounts	306	301	625	571
Commissions From Insurance Agency (1)	172	186	356	348
Trust Income	534	457	1,056	839
BOLI Income (1)	173	156	346	306
ATM and Check Card Fee Income	780	750	1,602	1,552
Other (1)	258	200	429	440
Total non-interest income	$2,454	$2,251	$4,775	$4,451

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the six months ended June 30, 2024, the Company made cash payments in the amount of $260,000 for operating leases. The lease expense recognized during this period was $257,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $239,000.  At June 30, 2024, the Company had ROU assets of $1.2 million and a lease liability of $1.2 million recorded on its consolidated balance sheet compared to ROU assets of $1.4 million and a lease liability of $1.4 million at December 31, 2023. The lease agreements have maturity dates ranging from 2024 through 2028, some of which include options for multiple five or ten year extensions. At June 30, 2024, the remaining weighted average lease term was 2.72 years and the weighted average discount rate used was 3.2%.

At June 30, 2024, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2024	$262
2025	475
2026	363
2027	148
2028	10
Total undiscounted lease payments	1,258
Less: effect of discounting	(55)
Present value of estimated lease payments (lease liability)	$1,203

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

Pursuant to the Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted, not higher than 2%, based on the lending growth criteria listed in the Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The first dividends were paid on June 15, 2024.

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

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

adverse economic conditions in our market areas or other areas where we have lending relationships, due to factors like employment levels, labor shortages, inflation, potential recession, or slowed economic growth;

•

changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate, which could adversely affect our revenues, expenses, asset values, cost of capital and liquidity;

•	the impact of inflation and the Federal Reserve monetary policies;

•	the effects of any federal government shutdown;

•	the credit risks of lending activities, including changes in loan delinquencies, write-offs and the allowance for credit losses;

•	fluctuations in the demand for loans, the number of unsold homes, land and real estate values in our market areas;

•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;

•	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;

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

•	legislative or regulatory changes, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	our ability to control operating costs and expenses;

•	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;

•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or critical third-party vendors;

•	our ability to attract and retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common or preferred stock;

•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations;

•	changes in accounting principles, policies, or guidelines, including additional guidance and interpretation on accounting issues;

•	environmental, social, and governance goals;

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2024 and December 31, 2023

Assets

Total assets decreased $6.6 million to $1.54 billion at June 30, 2024 from $1.55 billion at December 31, 2023. This decrease was primarily due to decreases in HTM and AFS securities and other assets, partially offset by an increase in loans receivable, net. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	June 30, 2024	December 31, 2023	$	%
Cash and Cash Equivalents	$138,350	$128,284	$10,066	7.8%
Certificates of Deposits with Other Banks	2,350	2,350	—	—
AFS Securities	519,434	537,640	(18,206)	(3.4)
HTM Securities	142,601	163,072	(20,471)	(12.6)
Total Loans Receivable, Net	655,202	622,529	32,673	5.2
Accrued Interest Receivable	5,465	5,512	(47)	(0.9)
Operating Lease ROU Assets	1,167	1,402	(235)	(16.8)
Land Held for Sale	938	938	—	—
Premises and Equipment, Net	29,762	28,637	1,125	3.9
FHLB Stock	1,041	922	119	12.9
BOLI	28,299	27,954	345	1.2
Goodwill	1,200	1,200	—	—
Other Assets	17,292	29,231	(11,939)	(40.8)
Total Assets	$1,543,101	$1,549,671	$(6,570)	(0.4)%

Cash and cash equivalents increased $10.1 million or 7.8% to $138.4 million at June 30, 2024 compared to $128.3 million at December 31, 2023, primarily as a result of an increase in deposits during the six months ended June 30, 2024 and the proceeds received from the sales, paydowns and maturities of securities.

AFS securities decreased $18.2 million or 3.4% to $519.4 million at June 30, 2024 from $537.6 million at December 31, 2023 as maturities and principal paydowns of AFS securities exceeded purchases during the six months ended June 30, 2024.  HTM securities decreased $20.5 million to $142.6 million at June 30, 2024, from $163.1 million at December 31, 2023, as a result of paydowns and maturities exceeding purchases during the six months ended June 30, 2024.

Total loans receivable, net, including loans held for sale, increased $32.7 million or 5.2% to $655.2 million at June 30, 2024 from $622.5 million at December 31, 2023, primarily due to increases in residential mortgage loans and construction loans originated during the six months ended June 30, 2024. Residential mortgage loans increased $22.4 million or 13.0% to $195.3 million at June 30, 2024 from $172.9 million at December 31, 2023. Construction loans increased $11.2 million or 10.7% to $115.7 million at June 30, 2024 from $104.5 million at December 31, 2023. Additionally, consumer home equity lines of credit increased $1.8 million or 5.3% to $36.3 million at June 30, 2024 from $34.5 million at December 31, 2023, and other consumer loans increased slightly to $24.7 million at June 30, 2024 compared to $24.5 million at December 31, 2023. Conversely, commercial real estate loans decreased $582,000 or 0.2% to $264.2 million at June 30, 2024 from $264.8 million at December 31, 2023, and commercial and agricultural loans decreased $3.3 million or 10.0% to $30.0 million at June 30, 2024 from $33.3 million at December 31, 2023. Loans held for sale increased $1.2 million or 121.4% to $2.1 million at June 30, 2024 from $967,000 at December 31, 2023.

Premises and equipment, net increased $1.1 million or 3.9% to $29.8 million at June 30, 2024 from $28.6 million at December 31, 2023 as a result of improvements made to existing branches.

Other assets decreased $11.9 million or 40.8% to $17.3 million at June 30, 2024 from $29.2 million at December 31, 2023, primarily due to the collection of an outstanding receivable from a matured investment security, which was received in the first quarter of 2024 after being outstanding at the end of 2023.

Liabilities

Deposit Accounts - Total deposits increased $41.2 million or 3.4% to $1.24 billion at June 30, 2024 from December 31, 2023, primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by decreases in checking and savings accounts. The Bank had $6.5 million in brokered time deposits at both June 30, 2024 and December 31, 2023. Most of the Bank’s deposits are originated within the Bank’s immediate market area; however, the Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.2 million and $5.0 million in other brokered deposits at June 30, 2024 and December 31, 2023, respectively.  At June 30, 2024, the Bank had no deposit relationships greater than 5% of outstanding deposits, compared to one deposit relationship totaling approximately 5.2% of outstanding deposits at December 31, 2023.  At June 30, 2024, approximately $345.9 million or 28.0% of our $1.24 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings - The Bank had $65.0 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at June 30, 2024, compared to $119.2 million at December 31, 2023. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve's Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing FRB borrowings. The Bank also had $22.0 million in other borrowings at June 30, 2024, compared to $19.2 million and December 31, 2023, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both June 30, 2024 and December 31, 2023, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding, which are described in more detail in “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Shareholders’ Equity

Shareholders’ equity increased $3.5 million or 2.0% to $175.9 million at June 30, 2024 from $172.4 million at December 31, 2023. The increase was attributable to $3.9 million of net income and a $1.3 reduction in accumulated other comprehensive loss, partially offset by $452,000 in dividends paid to common shareholders, $97,000 in preferred dividends paid, and $670,000 in Company stock repurchases during the six months ended June 30, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended June 30, 2024 and 2023

Net Income

Net income available to common shareholders increased $351,000, or 19.7%, to $2.1 million or $0.66 per basic common share for the quarter ended June 30, 2024, compared to $1.8 million or $0.55 per basic common share for the quarter ended June 30, 2023. The increase in net income was the result of increases in net interest income and non-interest income combined with lower provision for credit losses during the second quarter of 2024 compared to the second quarter of 2023, partly offset by higher non-interest expense.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended June 30, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended June 30, 2024 and 2023.

	Quarter Ended June 30,
	2024			2023
Dollars in thousands	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$661,260	$10,029	6.07%	$596,375	$8,072	5.41%
Taxable Investments	659,319	7,474	4.53	693,506	6,858	3.96
Non-taxable Investments	19,758	179	3.63	20,767	187	3.61
Deposits with other Banks	88,511	1,168	5.28	37,426	467	4.99
Total Interest-Earning Assets	$1,428,848	$18,850	5.28%	$1,348,074	$15,584	4.62%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$730,287	$4,825	2.64%	$671,595	$4,549	2.71%
Certificates Accounts	246,753	2,481	4.02	209,350	622	1.19
Total Interest-Bearing Deposits	977,040	7,306	2.99	880,945	5,171	2.35
Other Borrowings (2)	86,107	890	4.14	91,626	823	3.59
Junior Subordinated Debentures	5,155	95	7.37	5,155	87	6.76
Subordinated Debentures	26,500	348	5.25	26,500	348	5.25
Total Interest-Bearing Liabilities	$1,094,802	$8,639	3.16%	$1,004,226	$6,429	2.56%
Net Interest Rate Spread			2.12%			2.06%
Tax Equivalent Net Interest Income/Margin		$10,211	2.86%		$9,155	2.72%
Less: tax equivalent adjustment		30			31
Net Interest Income		$10,181			$9,124

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $1.1 million or 11.6% to $10.2 million during the quarter ended June 30, 2024, compared to $9.1 million for the same quarter in 2023. During the quarter ended June 30, 2024, average interest-earning assets increased $80.8 million or 6.0% to $1.43 billion from $1.35 billion for the same quarter in 2023, while average interest-bearing liabilities increased $90.6 million or 9.0% to $1.1 billion for the quarter ended June 30, 2024 from $1.0 billion for the comparable quarter in 2023. The Company's net interest margin was 2.86% for the quarter ended June 30, 2024 compared to 2.72% for the comparable quarter in 2023. The Company's net interest spread on a tax equivalent basis was 2.12% for the quarter ended June 30, 2024 compared to 2.06% for the quarter ended June 30, 2023.

Interest Income

Total tax-equivalent interest income increased $3.3 million or 21.0% to $18.9 million for the quarter ended June 30, 2024 compared to $15.6 million for the same period in 2023.

Interest income on loans increased almost $2.0 million or 24.2% to $10.0 million for the quarter ended June 30, 2024 from $8.1 million for the second quarter of 2023. The increase was the result of a $64.9 million increase in the average loan portfolio balance combined with a 66 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $616,000 or 9.0% to $7.5 million during the quarter ended June 30, 2024, from $6.9 million for the second quarter of 2023, due to a 57 basis point increase in the average yield to 4.53%, reflecting higher market interest rates, which was partially offset by a $34.2 million decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $8,000 to $179,000 during the quarter ended June 30, 2024 primarily due to a $1.0 million decrease in the average balance of non-taxable investments, which was partially offset by a two basis point increase in the average yield.

Interest income from deposits with other banks increased $701,000 to $1.2 million during the quarter ended June 30, 2024, from $467,000 for the second quarter of 2023, due to a $51.1 million increase in the average balance of these assets combined with a 29 basis point increase in the average yield earned on these assets due to increased market interest rates.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense increased $2.2 million or 34.4% to $8.6 million for the quarter ended June 30, 2024 compared to $6.4 million for the same quarter in 2023 due to an increase in market interest rates combined with a $90.6 million increase in the average balance of these liabilities.

Interest expense on deposits increased $2.1 million to $7.3 million for the quarter ended June 30, 2024, from $5.2 million for the second quarter of 2023, due to an increase of 64 basis points in the average cost combined with a $96.1 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $67,000 to $890,000 for the quarter ended June 30, 2024, from $823,000 for the second quarter of 2023, due to an increase of 55 basis points in the average cost of these liabilities, reflecting higher market interest rates, which was partially offset by a $5.5 million decrease in the average balance of these liabilities.

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

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Accounting Standards Codification 326, which replaced the incurred loss methodology with the CECL methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit.

The Company recorded a $175,000 provision for credit losses on loans and no provision for credit losses on unfunded commitments during the quarter ended June 30, 2024, compared to a $161,000 provision for credit losses on loans and a $60,000 provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $221,000 during the quarter ended June 30, 2023.  Net charge-offs totaled $59,000 for the second quarter of 2024 compared to $5,000 during the second quarter of 2023. For additional information of the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $203,000 or 9.0% to $2.5 million for the quarter ended June 30, 2024 compared to $2.3 million for the quarter ended June 30, 2023. The increase was due to increases in all non-interest income line items except for insurance commissions during the quarter ended June 30, 2024 when compared to the quarter ended June 30, 2023. The largest increase in non-interest income was in trust income, which increased $77,000 to $534,000 for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.  Additional changes in non-interest income for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 included a $58,000 increase in other income, a $30,000 increase in gain on sale of loans and a $30,000 increase in ATM and check card fee income, as well as smaller increases in other categories.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $759,000 or 8.5% to $9.7 million for the quarter ended June 30, 2024 compared to $8.9 million for the quarter ended June 30, 2023. The following table summarizes the changes in non-interest expense:

	Quarter Ended June 30,		Increase (Decrease)
Dollars in thousands	2024	2023	$	%
Compensation and Employee Benefits	$5,524	$5,024	$500	10.0%
Occupancy	812	774	38	4.9%
Advertising	226	262	(36)	(13.7)%
Depreciation and Maintenance of Equipment	526	598	(72)	(12.0)%
FDIC Insurance Premiums	172	218	(46)	(21.1)%
Consulting	145	142	3	2.1%
Debit Card Expense	398	352	46	13.1%
Data Processing	338	316	22	7.0%
Other	1,528	1,224	304	24.8%
Total Non-Interest Expense	$9,669	$8,910	$759	8.5%

Most of the increases in non-interest expenses during the second quarter of 2024 were due to the overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. The largest increase in non-interest expense during the second quarter of 2024 was compensation and employee benefits expense, which increased $500,000 to $5.5 million for the quarter ended June 30, 2024, compared to $5.0 million during the same period in 2023.  Other expenses increased $304,000 or 24.8% to $1.5 million for the quarter ended June 30, 2024, compared to $1.2 million during the same period in 2023.

Provision For Income Taxes

The provision for income taxes increased 20.9% to $565,000 for the quarter ended June 30, 2024, from $468,000 for the same period in 2023, due to higher net income before taxes in the 2024 period. Pre-tax net income was $2.8 million for the quarter ended June 30, 2024 compared to $2.2 million for the second quarter of 2023. The Company’s combined federal and state effective income tax rate was 20.3% and 20.8% for the quarters ended June 30, 2024 and 2023, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Income

Net income available to common shareholders decreased $571,000, or 12.8%, to $3.9 million or $1.20 per basic common share for the six months ended June 30, 2024, compared to $4.5 million or $1.37 per basic common share for the six months ended June 30, 2023. The decrease in net income was primarily the result of higher provisions for credit losses and non-interest expense, partially offset by increases in net interest income and non-interest income.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the six months ended June 30, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$653,827	$19,590	5.99%	$583,323	$15,482	5.31%
Taxable Investments	668,675	14,974	4.48	696,225	13,467	3.87
Non-taxable Investments	20,079	357	3.56	20,926	384	3.68
Deposits with other Banks	100,190	2,677	5.34	20,599	502	4.87
Total Interest-Earning Assets	$1,442,771	$37,598	5.21%	$1,321,073	$29,835	4.52%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$723,766	$9,481	2.62%	$671,857	$6,055	1.80%
Certificates Accounts	241,241	4,708	3.90	186,704	2,031	2.18
Total Interest-Bearing Deposits	965,007	14,189	2.94	858,561	8,086	1.88
Other Borrowings (2)	110,145	2,300	4.18	84,603	1,450	3.43
Junior Subordinated Debentures	5,155	191	7.40	5,155	171	6.62
Subordinated Debentures	26,500	696	5.25	26,500	696	5.25
Total Interest-Bearing Liabilities	$1,106,807	$17,376	3.14%	$974,819	$10,403	2.13%
Net Interest Rate Spread			2.07%			2.39%
Tax Equivalent Net Interest Income/Margin		$20,222	2.80%		$19,432	2.94%
Less: tax equivalent adjustment		58			64
Net Interest Income		$20,164			$19,368

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $796,000 or 4.1% to $20.2 million during the six months ended June 30, 2024, compared to $19.4 million for the same six months in 2023. During the six months ended June 30, 2024, average interest-earning assets increased $121.7 million or 9.2% to $1.44 billion from $1.32 billion for the same six months in 2023, while average interest-bearing liabilities increased $132.0 million or 13.5% to $1.11 billion for the six months ended June 30, 2024 from $974.8 million for the comparable six months in 2023. The Company's net interest margin was 2.80% for the six months ended June 30, 2024 compared to 2.94% for the comparable six months in 2023, as higher funding costs continued to exert pressure on our net interest margin. The Company's net interest spread on a tax equivalent basis was 2.07% for the six months ended June 30, 2024 compared to 2.39% for the six months ended June 30, 2023.

Interest Income

Total tax-equivalent interest income increased $7.8 million or 26.0% to $37.6 million for the six months ended June 30, 2024 compared to $29.8 million for the same period in 2023.

Interest income on loans increased $4.1 million or 26.5% to $19.6 million for the six months ended June 30, 2024 from $15.5 million for the six months of 2023. The increase was the result of a $70.5 million increase in the average loan portfolio balance combined with a 68 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $1.5 million or 11.2% to $15.0 million during the six months ended June 30, 2024, from $13.5 million for the six months of 2023, due to a 61 basis point increase in the average yield to 4.48%, reflecting higher market interest rates, which was partially offset by a $27.6 million decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $27,000 to $357,000 during the six months ended June 30, 2024 primarily due to a $847,000 decrease in the average balance of non-taxable investments and a 12 basis point decrease in the average yield.

Interest income from deposits with other banks increased $2.2 million to $2.7 million during the six months ended June 30, 2024, from $502,000 for the six months of 2023, due to a $79.6 million increase in the average balance of these assets combined with a 47 basis point increase in the average yield earned due to increased market interest rates.

Interest Expense

Total interest expense increased $7.0 million or 67.0% to $17.4 million for the six months ended June 30, 2024 compared to $10.4 million for the same six months in 2023 due to an increase in market interest rates combined with a $132.0 million increase in the average balance of these liabilities.

Interest expense on deposits increased $6.1 million to $14.2 million for the six months ended June 30, 2024, from $8.1 million for the six months of 2023, due to an increase of 106 basis points in the average cost combined with a $106.4 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $850,000 to $2.3 million for the six months ended June 30, 2024, from $1.5 million for the six months of 2023, due to a $25.5 million increase in the average balance of these liabilities combined with an increase of 75 basis points in the average cost.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Credit Losses

The Company recorded a $475,000 provision for credit losses on loans and a $35,000 provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $510,000 during the six months ended June 30, 2024, compared to a $326,000 provision for credit losses on loans and a $105,000 reversal of provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $221,000 during the six months ended June 30, 2023.  The increase in the provision during the six months ended June 30, 2024, was primarily the result of loan growth and higher net charge-offs.  Net charge-offs totaled $86,000 for the first six months of 2024 compared to $5,000 during the first six months of 2023. For additional information of the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $324,000 or 7.3% to $4.8 million for the six months ended June 30, 2024 compared to $4.5 million for the six months ended June 30, 2023. The increase was primarily due to a $217,000 increase in trust income during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.  Additional changes in non-interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 included a $54,000 increase in service fees and deposit accounts and a $50,000 increase in ATM and check card fee income, as well as smaller increase in other categories, partially offset by a $34,000 decrease in gain on sale of loans.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $1.4 million or 7.6% to $19.3 million for the six months ended June 30, 2024 compared to $17.9 million for the six months ended June 30, 2023. The following table summarizes the changes in non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Compensation and Employee Benefits	$11,066	$10,265	$801	7.8%
Occupancy	1,626	1,579	47	3.0%
Advertising	500	506	(6)	(1.2)%
Depreciation and Maintenance of Equipment	1,000	1,186	(186)	(15.7)%
FDIC Insurance Premiums	336	308	28	9.1%
Consulting	317	356	(39)	(11.0)%
Debit Card Expense	737	689	48	7.0%
Data Processing	677	628	49	7.8%
Other	3,045	2,422	623	25.7%
Total Non-Interest Expense	$19,304	$17,939	$1,365	7.6%

Most of the increases in non-interest expenses during the six months of 2024 were due to overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. The largest increase in non-interest expense during the six months of 2024 was compensation and employee benefits expense, which increased $801,000 to $11.1 million for the six months ended June 30, 2024, compared to $10.3 million during the same period in 2023. In addition, other expenses increased $623,000 or 25.7% to $3.0 million for the six months ended June 30, 2024, compared to the same period in 2023.

Provision For Income Taxes

The provision for income taxes decreased $61,000 or 5.1% to $1.1 million for the six months ended June 30, 2024, down from $1.2 million for the same period in 2023, due to lower net income before taxes in the 2024 period. The Company’s combined federal and state effective income tax rate was 22.4% and 21.3% for the six months ended June 30, 2024 and 2023, respectively.

Other

The U.S. Department of the Treasury’s Community Development Financial Institutions ("CDFI") Fund released a revised CDFI Certification Application on December 7, 2023. On June 20, 2024, the CDFI announced an extension to the recertification filing deadline that now requires applications to be submitted by December 31, 2025. The Company is currently in the process of evaluating the revised Certification Application requirements and completing its recertification as a CDFI. Being a CDFI certified institution offers several benefits, including, among others:

●

Access to Funding: CDFI certification provides access to various funding opportunities, including grants, loans, and investment capital from the CDFI Fund, a part of the U.S. Department of the Treasury. This funding can assist the Bank in expanding its services and reach more underserved communities.

●

Tax Incentives: CDFIs may be eligible for tax credits, such as the New Markets Tax Credit (NMTC), which can attract private investment to low-income communities by providing investors with tax credits for investments made in economically distressed areas.

●

Enhanced Credibility: Certification enhances the credibility and reputation of the Bank, signaling to investors and customers that the institution is committed to community development and financial inclusion.

●

Technical Assistance: CDFIs can receive technical assistance from the CDFI Fund and other organizations, which can help them improve their operations, develop new products, and implement best practices.

●	Regulatory Benefits: Some regulatory benefits, such as exemptions or modifications to certain banking regulations, may be available to CDFIs, making it easier for them to serve their target markets.

Overall, CDFI certification can significantly enhance an institution's ability to serve its community and achieve its mission of promoting economic growth and financial inclusion in underserved areas. No assurance can be given as to whether the Company will receive approval of its certification to continue as a CDFI.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $154.8 million in unused commitments to extend credit and standby letters of credit at June 30, 2024.

During the six months ended June 30, 2024, loan disbursements exceeded loan repayments resulting in a $32.7 million or 5.2% increase in total net loans receivable. Also, during the six months ended June 30, 2024, deposits increased $41.2 million or 3.4%. The Bank had no outstanding FHLB advances at June 30, 2024 with $436.5 million in total borrowing capacity at the FHLB at that date. The Bank had $65.0 million of outstanding borrowings from the FRB discount window at June 30, 2024, which was collateralized by investments with a fair market value of $256.8 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS investments totaled $633.5 million at June 30, 2024. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $199.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2024, Security Federal had liquid assets of $50.0 million.  In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $484,000 based on the number of outstanding shares at June 30, 2024.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended June 30, 2024, the Company repurchased 29,180 shares of its common stock at an aggregate cost of $670,000, leaving 37,776 shares available for further repurchase under the June 2023 stock repurchase program at June 30, 2024. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2024, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.2%, 10.2%, 18.2%, and 19.5%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2024 the Bank’s conservation buffer was 11.5%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the six months ended June 30, 2024, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.07%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2024 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended June 30, 2024 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	-	$-	-	66,956
May 1, 2024 - May 31, 2024	180	$23.00	180	66,776
June 1, 2024 - June 30, 2024	29,000	$22.92	29,000	37,776
Total	29,180		29,180

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

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date:	August 9, 2024	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 9, 2024	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
Duly Authorized Representative