Form 10-Q
period 2024-09-30
SECURITY FEDERAL CORP
filed 2024-11-08
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	November 8, 2024	3,194,781

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
Dollars in thousands, except per share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$132,376	$128,284
Certificates of Deposit with Other Banks	2,350	2,350
Investments:
Available For Sale ("AFS")	534,203	537,640
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $135,502 and $158,540 at September 30, 2024 and December 31, 2023, Respectively)	137,851	163,072
Total Investments	672,054	700,712
Loans Receivable, Net:
Held For Sale	1,649	967
Held For Investment (Net of Allowance for Credit Losses of $13,604 and $12,569 at September 30, 2024 and December 31, 2023, Respectively)	685,059	621,562
Total Loans Receivable, Net	686,708	622,529
Accrued Interest Receivable	5,791	5,512
Operating Lease Right-of-Use ("ROU") Assets	1,048	1,402
Land Held for Sale	938	938
Premises and Equipment, Net	29,545	28,637
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,089	922
Bank Owned Life Insurance ("BOLI")	28,478	27,954
Goodwill	1,200	1,200
Other Assets	14,750	29,231
Total Assets	$1,576,327	$1,549,671
LIABILITIES:
Deposit Accounts	$1,257,314	$1,194,997
Borrowings from Federal Reserve Bank ("FRB")	65,000	119,200
Other Borrowings	24,323	19,180
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	26,500	26,500
Operating Lease Liabilities	1,081	1,442
Other Liabilities	11,872	10,835
Total Liabilities	1,391,245	1,377,309
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at September 30, 2024 and December 31, 2023	82,949	82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,457,706 Shares Issued and 3,194,437 Shares Outstanding at September 30, 2024 and 3,456,136 Shares Issued and 3,228,777 Shares Outstanding at December 31, 2023, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,326	18,287
Treasury Stock, at Cost; 263,269 and 227,359 Shares Outstanding at September 30, 2024 and December 31, 2023, Respectively	(5,742)	(4,913)
Accumulated Other Comprehensive Loss ("AOCL")	(26,066)	(35,050)
Retained Earnings	115,580	111,054
Total Shareholders' Equity	185,082	172,362
Total Liabilities and Shareholders' Equity	$1,576,327	$1,549,671

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Interest Income:
Loans	$10,594	$8,402	$30,183	$23,884
Taxable Investment Securities	7,397	7,558	22,371	21,025
Tax-exempt Investment Securities	89	159	388	480
Other	1,451	703	4,129	1,205
Total Interest Income	19,531	16,822	57,071	46,594
Interest Expense:
Deposits	7,754	6,069	21,943	14,155
FHLB Advances and Other Borrowed Money	924	862	3,224	2,313
Subordinated Debentures	348	349	1,044	1,045
Junior Subordinated Debentures	95	96	286	267
Total Interest Expense	9,121	7,376	26,497	17,780
Net Interest Income	10,410	9,446	30,574	28,814
Provision for Credit Losses	580	—	1,090	221
Net Interest Income After Provision for Credit Losses	9,830	9,446	29,484	28,593
Non-Interest Income:
Net Gain on Sale of Investments	37	—	37	—
Gain on Sale of Loans	210	136	571	530
Service Fees on Deposit Accounts	311	319	935	890
Commissions From Insurance Agency	248	200	604	549
Trust Income	721	458	1,777	1,297
BOLI Income	178	163	524	469
ATM and Check Card Fee Income	761	736	2,363	2,288
Other	159	156	589	596
Total Non-Interest Income	2,625	2,168	7,400	6,619
Non-Interest Expense:
Compensation and Employee Benefits	5,359	4,962	16,425	15,227
Occupancy	800	808	2,425	2,386
Advertising	254	256	754	763
Depreciation and Maintenance of Equipment	297	657	1,297	1,844
FDIC Insurance Premiums	200	154	536	462
Consulting	172	168	489	523
Debit Card Expenses	388	348	1,126	1,037
Data Processing	351	314	1,029	942
Cloud Services	299	—	703	—
Other	1,193	1,257	3,833	3,679
Total Non-Interest Expense	9,313	8,924	28,617	26,863
Income Before Income Taxes	3,142	2,690	8,267	8,349
Provision for Income Taxes	732	568	1,878	1,775
Net Income	2,410	2,122	6,389	6,574
Preferred Stock Dividends	415	—	512	—
Net Income Available to Common Shareholders	1,995	2,122	5,877	6,574
Net Income Per Common Share (Basic)	$0.62	$0.65	$1.83	$2.02
Cash Dividend Per Share on Common Stock	$0.14	$0.13	$0.42	$0.39
Weighted Average Shares Outstanding (Basic)	3,195,368	3,248,226	3,214,454	3,251,610

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
Dollars in thousands	2024	2023
Net Income	$2,410	$2,122
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on AFS Investments, Net of Tax of $2.5 million and $2.1 million at September 30, 2024 and 2023, Respectively	7,717	(5,741)
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $9.4 thousand at September 30, 2024	(28)	—
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $368 and $505 during the quarters ended September 30, 2024 and 2023, Respectively	1	1
Other Comprehensive Income (Loss), Net of Tax	7,690	(5,740)
Comprehensive Income (Loss)	$10,100	$(3,618)

	Nine Months Ended September 30,
Dollars in thousands	2024	2023
Net Income	$6,389	$6,574
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on AFS Investments, Net of Tax of $3.0 million and $1.8 million at September 30, 2024 and 2023, Respectively	9,008	(4,719)
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $9.4 thousand at September 30, 2024	(28)	—
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $1.2 thousand and $2.1 thousand at September 30, 2024 and 2023, Respectively	4	6
Other Comprehensive Income (Loss), Net of Tax	8,984	(4,713)
Comprehensive Income	$15,373	$1,861

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases	—	—	—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569
Net Income	—	—	—	—	—	—	—	—	2,226	2,226
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	303	—	303
Employee Stock Purchase Plan	—	—	498	—	—	—	12	—	—	12
Treasury Stock Repurchases	—	—	—	—	29,180	(670)	—	—	—	(670)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(97)	(97)
Balance at June 30, 2024	82,949	$82,949	3,457,212	$35	260,769	$(5,682)	$18,313	$(33,756)	$114,032	$175,891
Net Income	—	—	—	—	—	—	—	—	2,410	2,410
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	7,690	—	7,690
Employee Stock Purchase Plan	—	—	494	—	—	—	13	—	—	13
Treasury Stock Repurchases	—	—	—	—	2,500	(60)	—	—	—	(60)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(447)	(447)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at September 30, 2024	82,949	$82,949	3,457,706	$35	263,269	$(5,742)	$18,326	$(26,066)	$115,580	$185,082

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2022	82,949	$82,949	3,453,817	$35	200,933	$(4,331)	$18,230	$(40,779)	$104,129	$160,233
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Net Income	—	—	—	—	—	—	—	—	2,674	2,674
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	5,578	—	5,578
Employee Stock Purchase Plan	—	—	326	—	—	—	8	—	—	8
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(423)	(423)
Balance at March 31, 2023	82,949	$82,949	3,454,143	$35	200,933	$(4,331)	$18,238	$(35,201)	$104,802	$166,492
Net Income	—	—	—	—	—	—	—	—	1,778	1,778
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	—	—	(4,551)	—	(4,551)
Employee Stock Purchase Plan	—	—	526	—	—	—	12	—	—	12
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(423)	(423)
Balance at June 30, 2023	82,949	$82,949	3,454,669	$35	200,933	$(4,331)	$18,250	$(39,752)	$106,157	$163,308
Net Income	—	—	—	—	—	—	—	—	2,122	2,122
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	—	—	(5,740)	—	(5,740)
Treasury Stock Repurchases	—	—	—	—	12,700	(292)	—	—	—	(292)
Employee Stock Purchase Plan	—	—	777	—	—	—	19	—	—	19
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(421)	(421)
Balance at September 30, 2023	82,949	$82,949	3,455,446	$35	213,633	$(4,623)	$18,269	$(45,492)	$107,858	$158,996

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,389	$6,574
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,552	1,624
Discount Accretion and Premium Amortization, net	2,651	3,074
Provision for Credit Losses	1,090	221
Earnings on BOLI	(524)	(469)
Gain on Sales of Loans	(571)	(530)
Gain on Sales of Investments	(37)	—
Loss on Sale of Land Held for Sale	—	9
Write-down of OREO	—	15
Gain on Sale of OREO	—	(2)
Amortization of Operating Lease ROU Assets	355	343
Proceeds From Sale of Loans Held For Sale	21,321	18,451
Origination of Loans Held For Sale	(21,433)	(18,060)
Increase in Accrued Interest Receivable	(279)	(587)
Change in Other Assets	11,508	(921)
Change in Lease Liabilities and Other Liabilities	786	4,813
Net Cash Provided By Operating Activities	22,808	14,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(51,191)	(40,276)
Proceeds from Paydowns and Maturities of AFS Securities	50,341	49,328
Proceeds from Sales of AFS Securities	13,703	-
Purchase of HTM Securities	(1,684)	(16,936)
Proceeds from Paydowns and Maturities of HTM Securities	26,832	10,337
Purchase of FHLB Stock	(167)	(696)
Redemption of FHLB Stock	—	425
Net Increase in Loans Receivable	(64,697)	(49,926)
Proceeds from Sale of Land Held for Sale	—	149
Proceeds from Sale of OREO	—	107
Purchase and Improvement of Premises and Equipment	(2,460)	(2,368)
Net Cash Used By Investing Activities	(29,323)	(49,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	62,317	75,968
Increase (Decrease) in Other Borrowings, Net	5,143	(8,545)
Proceeds from FRB Borrowings	80,000	346,055
Repayment of FRB Borrowings	(134,200)	(320,935)
Purchases of Treasury Stock	(829)	(292)
Proceeds from Employee Stock Purchase Plan	39	39
Dividends to Common Stock Shareholders	(1,351)	(1,267)
Dividends to Preferred Stock Shareholder	(512)	—
Net Cash Provided By Financing Activities	10,607	91,023
Net Increase in Cash and Cash Equivalents	4,092	55,722
Cash and Cash Equivalents at Beginning of Period	128,284	28,502
Cash and Cash Equivalents at End of Period	$132,376	$84,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$18,354	$15,100
Cash Paid for Taxes	$1,493	$2,021
Non-Cash Transactions:
Other Comprehensive Income (Loss)	$8,984	$(4,713)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2023 (“2023 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2024 or 2023; and therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended September 30,
	2024			2023
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$1,995	3,195	$0.62	$2,122	3,248	$0.65

	Nine Months Ended September 30,
	2024			2023
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$5,877	3,214	$1.83	$6,574	3,252	$2.02

(1)  Net income available to common shareholders

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2024 and 2023, the Company had no options outstanding and there was no activity during the three and nine months ended September 30, 2024 and 2023. At those dates, there were 50,000 options available for grants.

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of September 30, 2024 and  December 31, 2023. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	September 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$40,972	$101	$(258)	$40,815
Small Business Administration (“SBA”) Bonds	71,519	417	(2,042)	69,894
Tax Exempt Municipal Bonds	6,772	—	(592)	6,180
Taxable Municipal Bonds	64,550	—	(9,333)	55,217
Mortgage-Backed Securities ("MBS")	385,080	342	(23,325)	362,097
Total AFS Securities	$568,893	$860	$(35,550)	$534,203

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$51,022	$72	$(728)	$50,366
SBA Bonds	79,014	416	(2,677)	76,753
Tax Exempt Municipal Bonds	21,501	643	(908)	21,236
Taxable Municipal Bonds	64,669	—	(11,554)	53,115
MBS	368,081	31	(31,942)	336,170
Total AFS Securities	$584,287	$1,162	$(47,809)	$537,640

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

The amortized cost and fair value of AFS securities at September 30, 2024, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

Dollars in thousands	September 30, 2024
AFS Securities:	Amortized Cost	Fair Value
One Year or Less	$199	$199
After One – Five Years	11,779	11,595
After Five – Ten Years	54,927	50,985
More Than Ten Years	116,908	109,327
MBS	385,080	362,097
Total AFS Securities	$568,893	$534,203

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $488.3 million and $455.6 million at September 30, 2024, and $533.7 million and $490.5 million at December 31, 2023, respectively.

The Company received $13.7 million in gross proceeds from sales of AFS securities during the three and nine months ended September 30, 2024; and recognized gross gains of $408,000 and gross losses of $371,000 during those periods.  There were no sales of AFS securities during 2023; and therefore, no proceeds from sales, gross gains or gross losses were recorded during the year ended December 31, 2023.

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$8,325	$(25)	7	$27,243	$(233)	26	$35,568	$(258)
SBA Bonds	2,398	(26)	4	27,364	(2,016)	50	29,762	(2,042)
Tax Exempt Municipal Bonds	—	—	—	6,180	(592)	5	6,180	(592)
Taxable Municipal Bonds	—	—	—	55,217	(9,333)	59	55,217	(9,333)
MBS	51,843	(215)	16	279,757	(23,110)	201	331,600	(23,325)
	$62,566	$(266)	27	$395,761	$(35,284)	341	$458,327	$(35,550)

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$377	$(1)	1	$43,872	$(727)	34	$44,249	$(728)
SBA Bonds	2,200	(5)	4	39,151	(2,672)	63	41,351	(2,677)
Tax Exempt Municipal Bonds	—	—	—	12,965	(908)	12	12,965	(908)
Taxable Municipal Bonds	—	—	—	53,115	(11,554)	59	53,115	(11,554)
MBS	36,069	(434)	30	292,864	(31,508)	213	328,933	(31,942)
	$38,646	$(440)	35	$441,967	$(47,369)	381	$480,613	$(47,809)

At September 30, 2024 our AFS investment portfolio consisted of 500 individual AFS securities, 368 of which were in an unrealized loss position. At  December 31, 2023, 416 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  September 30, 2024 is discussed below.

SBA Bonds - SBA securities are fully backed by the U.S. government. At September 30, 2024, there were 116 AFS SBA Bonds, 54 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize the unrealized losses on these securities during the three and nine months ended September 30, 2024.

MBS - At September 30, 2024, approximately 77% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the U.S. government, while those issued by GSEs are not. At September 30, 2024, there were 170 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the three and nine months ended September 30, 2024.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At September 30, 2024, we held 57 private label CMO securities with an amortized cost and fair value of $87.6 million and $83.5 million, respectively. At that date, 47 of these securities had unrealized losses. Of the 47 securities in a loss position, 36 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three and nine months ended September 30, 2024.

Municipal Bonds - At September 30, 2024 there were five tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three and nine months ended September 30, 2024. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.7 million at September 30, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	September 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,949	$—	$(57)	$11,892
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	13,641	347	—	13,988
SBA Bonds	8,611	298	—	8,909
Taxable Municipal Bonds	970	—	(8)	962
MBS	101,680	350	(3,279)	98,751
Total HTM Securities	$137,851	$995	$(3,344)	$135,502

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,874	$—	$(278)	$23,596
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	16,881	278	—	17,159
SBA Bonds	11,305	493	—	11,798
Taxable Municipal Bonds	962	—	(28)	934
MBS	109,050	96	(5,093)	104,053
Total HTM Securities	$163,072	$867	$(5,399)	$158,540

At September 30, 2024, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $99.1 million and $96.8 million, compared to an amortized cost and fair value of $107.5 million and $103.8 million at December 31, 2023 respectively.

At September 30, 2024, HTM securities had a combined book value of $137.9 million and an average book yield of 4.8%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at September 30, 2024. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,949	3.49%
Due after one year through five years	2,914	4.88%
Due after five years through ten years	4,321	7.24%
Due after ten years	16,987	7.18%
MBS	101,680	4.39%
Total HTM Securities	$137,851	4.76%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,892	$(57)	$11,892	$(57)
Taxable Municipal Bonds	—	—	962	(8)	962	(8)
MBS	22,267	(71)	47,561	(3,208)	69,828	(3,279)
	$22,267	$(71)	$60,415	$(3,273)	$82,682	$(3,344)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$23,596	$(278)	$23,596	$(278)
Taxable Municipal Bonds	—	—	934	(28)	934	(28)
MBS	40,732	(458)	58,731	(4,635)	99,463	(5,093)
	$40,732	$(458)	$83,261	$(4,941)	$123,993	$(5,399)

At September 30, 2024 and December 31, 2023, 42 and 55 individual HTM securities were in a loss position, including 38 and 42 securities that were in a loss position for greater than 12 months, respectively. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  September 30, 2024, the Company held an amortized cost and fair value of $10.4 million and $10.4 million in HTM private label CMO securities, compared to an amortized cost and fair value of $14.6 million and $14.3 million at December 31, 2023, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  September 30, 2024 . The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  September 30, 2024 .

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$970
Total Taxable Municipal Bond	$970
Private Label MBS
AAA	$6,848
A	1,267
Not Rated	989
Total Private Label MBS	$9,104

As of September 30, 2024, there were no HTM securities classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $738,000 at  September 30, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	September 30, 2024	December 31, 2023
Real Estate Loans:
Construction	$114,727	$104,508
Residential Mortgage	200,532	172,883
Commercial	293,184	264,802
Commercial and Agricultural Loans	30,410	33,286
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	36,145	34,497
Other Consumer	23,902	24,520
Total Loans Held for Investment, Gross	698,900	634,496
Less:
Allowance for Credit Losses	13,604	12,569
Deferred Loan Fees	237	365
	13,841	12,934
Total Loans Receivable, Net	$685,059	$621,562

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024 and  December 31, 2023.

	September 30, 2024
	Term Loans by Year of Origination
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction Real Estate
Pass	$31,021	$21,607	$13,526	$13,764	$975	$1,115	$5,347	$87,355
Caution	8,871	3,186	10,769	441	33	360	246	23,906
Special Mention	31	—	—	—	—	1,452	—	1,483
Substandard	—	138	—	156	121	1,500	68	1,983
Total Construction Real Estate	39,923	24,931	24,295	14,361	1,129	4,427	5,661	114,727
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	14,086	34,164	40,322	10,695	13,187	23,606	10,128	146,188
Caution	4,914	15,664	10,378	5,907	4,405	5,042	114	46,424
Special Mention	802	1,881	221	417	376	243	—	3,940
Substandard	—	957	—	744	—	2,279	—	3,980
Total Residential Real Estate	19,802	52,666	50,921	17,763	17,968	31,170	10,242	200,532
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	25,283	19,502	46,221	49,906	14,893	63,467	3,504	222,776
Caution	5,616	12,432	4,018	4,358	5,034	18,432	319	50,209
Special Mention	6,790	143	881	440	—	6,659	51	14,964
Substandard	—	—	326	192	401	4,316	—	5,235
Total Commercial Real Estate	37,689	32,077	51,446	54,896	20,328	92,874	3,874	293,184
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	4,719	3,290	3,537	2,221	399	1,822	4,458	20,446
Caution	1,933	3,139	1,050	1,530	22	157	1,027	8,858
Special Mention	—	436	—	1	—	75	100	612
Substandard	—	181	102	61	—	55	95	494
Total Commercial and Agricultural	6,652	7,046	4,689	3,813	421	2,109	5,680	30,410
Current Period Gross Write-Offs	—	23	36	—	—	2	21	82
HELOC
Pass	—	—	—	—	—	—	28,502	28,502
Caution	—	—	—	—	—	—	6,595	6,595
Special Mention	—	—	—	—	—	—	536	536
Substandard	—	—	—	—	—	—	512	512
Total HELOC	—	—	—	—	—	—	36,145	36,145
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	4,259	3,983	2,597	926	407	86	4,985	17,243
Caution	1,970	1,699	1,417	540	258	99	279	6,262
Special Mention	64	62	39	—	—	—	8	173
Substandard	—	23	46	105	30	6	14	224
Total Other Consumer	6,293	5,767	4,099	1,571	695	191	5,286	23,902
Current Period Gross Write-Offs	—	25	5	4	6	5	143	188
Total Loans	$110,359	$122,487	$135,450	$92,404	$40,541	$130,771	$66,888	$698,900
Total Current Period Gross Write-Offs	$-	$48	$41	$4	$6	$7	$164	$270

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	September 30, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$329	$—	$116	$445	$114,282	$114,727
Residential Real Estate	617	1,942	187	2,746	197,786	200,532
Commercial Real Estate	206	401	647	1,254	291,930	293,184
Commercial and Agricultural	695	38	275	1,008	29,402	30,410
HELOC	208	56	21	285	35,860	36,145
Other Consumer	325	71	91	487	23,415	23,902
Total	$2,380	$2,508	$1,337	$6,225	$692,675	$698,900

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$971	$—	$643	$1,614	$102,894	$104,508
Residential Real Estate	1,103	47	240	1,390	171,493	172,883
Commercial Real Estate	500	519	336	1,355	263,447	264,802
Commercial and Agricultural	81	1	2	84	33,202	33,286
HELOC	347	64	21	432	34,065	34,497
Other Consumer	273	138	46	457	24,063	24,520
Total	$3,275	$769	$1,288	$5,332	$629,164	$634,496

At September 30, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows nonaccrual loans by category at the dates indicated.

	September 30, 2024			December 31, 2023
Dollars in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Construction Real Estate	$1,025	$—	$1,025	$868	$—	$868
Residential Real Estate	1,099	—	1,099	1,307	—	1,307
Commercial Real Estate	3,772	—	3,772	4,125	—	4,125
Commercial and Agricultural	342	—	342	50	—	50
HELOC	435	—	435	413	—	413
Other Consumer	96	—	96	62	—	62
Total Nonaccrual Loans	$6,769	$—	$6,769	$6,825	$—	$6,825

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2024 and 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
Dollars in thousands	2024	2023
Residential Real Estate	$4	$-
Other Consumer	—	7
Total	$4	$7

	For the Nine Months Ended September 30,
Dollars in thousands	2024	2023
Construction Real Estate	$—	$3
Residential Real Estate	12	7
Commercial Real Estate	6	1
Commercial and Agricultural	5	1
Other Consumer	2	2
Total	$25	$14

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958
(Reversal of) Provision for Credit Losses	(11)	92	523	27	(8)	102	725
Charge-Offs	—	—	—	—	—	(113)	(113)
Recoveries	—	13	6	8	—	7	34
Ending Balance	$1,995	$4,115	$5,393	$766	$754	$581	$13,604

	Three Months Ended September 30, 2023
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,201	$3,261	$4,427	$1,102	$654	$638	$12,283
(Reversal of) Provision for Credit Losses	(55)	236	(117)	(76)	1	61	50
Charge-Offs	—	—	—	—	—	(53)	(53)
Recoveries	4	31	5	7	11	10	68
Ending Balance	$2,150	$3,528	$4,315	$1,033	$666	$656	$12,348

	Nine Months Ended September 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for Credit Losses	167	522	322	18	22	149	1,200
Charge-Offs	—	—	—	(82)	—	(188)	(270)
Recoveries	—	42	19	22	1	21	105
Ending Balance	$1,995	$4,115	$5,393	$766	$754	$581	$13,604

	Nine Months Ended September 30, 2023
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323	$2,125	$4,804	$874	$599	$452	$11,177
Adjustment to Allowance for Credit Loss on Adoption of ASU 2016-13	264	462	(340)	112	108	179	785
(Reversal of) Provision for Credit Losses	(449)	896	(164)	44	(76)	125	376
Charge-Offs	(1)	—	—	(16)	(2)	(124)	(143)
Recoveries	13	45	15	19	37	24	153
Ending Balance	$2,150	$3,528	$4,315	$1,033	$666	$656	$12,348

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	September 30, 2024	December 31, 2023
Construction Real Estate	$725	$643
Residential Real Estate	286	668
Commercial Real Estate	3,532	3,567
HELOC	303	332
Total	$4,846	$5,210

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

The Company had two modified loans with a combined balance of $323,000 at September 30, 2024, compared to two modified loans with a combined balance of $342,000 at December 31, 2023.  The Company did not modify any loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 or 2023.

As of September 30, 2024 and 2023, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments of $749,000 and $859,000 at September 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2024	2023
Beginning Balance	$894	$1,109
Reversal of provision for unfunded commitments	(145)	(50)
Ending Balance	$749	$1,059

	For the Nine Months Ended September 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2024	2023
Beginning Balance	$859	$—
Adjustment for adoption of ASU 2016-13	—	1,214
Reversal of provision for unfunded commitments	(110)	(155)
Ending Balance	$749	$1,059

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	September 30, 2024	December 31, 2023
Checking	$435,410	$473,936
Money Market	434,082	401,992
Savings	84,942	88,319
Certificates of Deposit	302,880	230,750
Total	$1,257,314	$1,194,997

The Company had $5.2 million and $5.0 million in brokered checking and money market deposits at  September 30, 2024 and December 31, 2023, respectively, and $25.8 million and $6.5 million in brokered certificates of deposit at both  September 30, 2024 and December 31, 2023.  In addition, $75,000 and $57,000, in deposit account overdrafts were reclassified to loans at September 30, 2024 and December 31, 2023, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $65.6 million and $50.2 million at September 30, 2024 and December 31, 2023, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $330.6 million and $327.7 million at September 30, 2024 and December 31, 2023, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	September 30, 2024	December 31, 2023
Within 1 Year	$222,042	$198,325
After 1 Year, Within 2 Years	57,651	16,568
After 2 Years, Within 3 Years	14,629	9,487
After 3 Years, Within 4 Years	3,487	2,636
After 4 Years, Within 5 Years	4,494	3,734
Thereafter	577	—
Total Certificates of Deposit	$302,880	$230,750

NOTE 10 - BORROWINGS

The Company had $15.0 million in outstanding borrowings under the Federal Reserve discount window and $50 million under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.82%  at September 30, 2024 compared to $119.2 million in outstanding borrowings under the BTFP with a weighted average borrowing rate of 4.60% at December 31, 2023. During the first quarter of 2023, the Company elected to participate in the BTFP, allowing the Company to refinance its existing borrowings from the FRB discount window to receive a lower fixed rate. Advances made under the BTFP were for up to one year and were extended at the one year overnight index swap ("OIS") rate as of the day the advance is made plus 10 basis points. The interest rate was fixed for the term of the advance on the day the advance was made. To determine the rate, the BTFP used the fixed OIS rate based on the effective federal funds rate for a one-year maturity.  Effective January 24, 2024, the FRB announced that future advances under the BTFP through its expiration on March 11, 2024, would be no lower than the interest rate on reserve balances in effect on the date the advance is made.  Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  September 30, 2024, the Company had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $384.8 million and $361.4 million, compared to an amortized cost and fair value of $381.0 million and $350.6 million at December 31, 2023, respectively.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of September 30, 2024, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $88.3 million and $67.6 million at September 30, 2024, and $93.5 million and $65.5 million at December 31, 2023, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Company had $24.3 million and $19.2 million in other borrowings at September 30, 2024 and December 31, 2023, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at both  September 30, 2024 and  December 31, 2023. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $43.7 million and $41.7 million at September 30, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

There were no outstanding FHLB advances at September 30, 2024 and December 31, 2023. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $42.8 million and $41.3 million at September 30, 2024, and $53.6 million and $44.1 million at December 31, 2023, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  As a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points. At  September 30, 2024, this was a rate per annum equal to 6.91%. As of  December 31, 2023, the Capital Securities accrued and paid distributions at a floating rate of three month LIBOR plus 170 basis points which was a rate per annum equal to 7.35%.

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

The Notes are not subject to redemption at the option of the holder and may be redeemed by the Company only under certain limited circumstances prior to November 22, 2024, with respect to the 10-Year Notes, and November 22, 2029, with respect to the 15-Year Notes. The Company may redeem the 10-Year Notes and the 15-Year Notes at its option, in whole at any time, or in part from time to time, on or after November 22, 2024 and November 22, 2029, respectively. The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is equal in right to payment with respect to the other Notes.

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

Based on its capital levels at September 30, 2024, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2024, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$155,830	18.0%	$52,073	6.0%	$69,431	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	166,722	19.2%	69,431	8.0%	86,789	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	155,830	18.0%	39,055	4.5%	56,413	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	155,830	10.3%	60,708	4.0%	75,885	5.0%

December 31, 2023
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$150,129	18.2%	$49,391	6.0%	$65,854	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	160,457	19.5%	65,854	8.0%	82,318	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	150,129	18.2%	37,043	4.5%	53,506	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	150,129	9.8%	61,076	4.0%	76,345	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2024, the Bank’s conservation buffer was 11.2%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At September 30, 2024, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2024, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

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

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	September 30, 2024			December 31, 2023
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$40,815	$—	$—	$50,366	$—
SBA Bonds	—	69,894	—	—	76,753	—
Tax Exempt Municipal Bonds	—	6,180	—	—	21,236	—
Taxable Municipal Bonds	—	55,217	—	—	53,115	—
MBS	—	362,097	—	—	336,170	—
Total	$—	$534,203	$—	$—	$537,640	$—

There were no liabilities measured at fair value on a recurring basis at  September 30, 2024 or  December 31, 2023.

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

	September 30, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,649	$—	$1,649
Collateral Dependent Loans	—	—	4,846	4,846
Land Held for Sale	—	—	938	938
Total	$—	$1,649	$5,784	$7,433

	December 31, 2023
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$967	$—	$967
Collateral Dependent Loans	—	—	5,210	5,210
Land Held for Sale	—	—	938	938
Total	$—	$967	$6,148	$7,115

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2024 or December 31, 2023.

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	September 30, 2024			December 31, 2023
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10%	-	12%	10% - 12%

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of September 30, 2024 or December 31, 2023.

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

September 30, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$132,376	$132,376	$132,376	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	534,203	534,203	—	534,203	—
HTM Securities	137,851	135,502	—	135,502	—
Loans Receivable, Net	685,059	681,702	—	—	681,702
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$954,434	$954,434	$954,434	$—	$—
Certificates of Deposits	302,880	303,396	—	303,396	—
Borrowings from FRB	65,000	65,042	65,042	—	—
Other Borrowed Money	24,323	24,323	24,323	—	—
Subordinated Debentures	26,500	23,798	—	23,798	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2023	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$128,284	$128,284	$128,284	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	537,640	537,640	—	537,640	—
HTM Securities	163,072	158,540	—	158,540	—
Loans Receivable, Net	621,562	610,410	—	—	610,410
FHLB Stock	922	922	922	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$964,247	$964,247	$964,247	$—	$—
Certificates of Deposits	230,750	229,278	—	229,278	—
Borrowings from FRB	119,200	118,926	118,926	—	—
Other Borrowed Money	19,180	19,180	19,180	—	—
Subordinated Debentures	26,500	23,036	—	23,036	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2024, the Company had $148.1 million in off-balance sheet financial commitments compared to $161.3 million at December 31, 2023.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-interest income (dollars in thousands):	2024	2023	2024	2023
Net Gain on Sale of Investments (1)	$37	$—	$37	$—
Gain on Sale of Loans (1)	210	136	571	530
Service Fees on Deposit Accounts	311	319	935	890
Commissions From Insurance Agency (1)	248	200	604	549
Trust Income	721	458	1,777	1,297
BOLI Income (1)	178	163	524	469
ATM and Check Card Fee Income	761	736	2,363	2,288
Other (1)	159	156	589	596
Total non-interest income	$2,625	$2,168	$7,400	$6,619

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the nine months ended September 30, 2024, the Company made cash payments in the amount of $392,000 for operating leases. The lease expense recognized during this period was $385,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $361,000.  At September 30, 2024, the Company had ROU assets of $1.0 million and a lease liability of $1.1 million recorded on its consolidated balance sheet compared to ROU assets of $1.4 million and a lease liability of $1.4 million at December 31, 2023. The lease agreements have maturity dates ranging from 2024 through 2028, some of which include options for multiple five or ten year extensions. At September 30, 2024, the remaining weighted average lease term was 2.50 years and the weighted average discount rate used was 3.2%.

At September 30, 2024, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2024	$131
2025	475
2026	364
2027	147
2028	10
Total undiscounted lease payments	1,127
Less: effect of discounting	(46)
Present value of estimated lease payments (lease liability)	$1,081

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and determined that there were no subsequent events requiring accrual or disclosure, except as follows.

On October 17, 2024, the Company notified holders that the Company will redeem on November 22, 2024, all of the Company’s outstanding 10-Year Notes due November 22, 2029, having an aggregate principal amount of $16,500,000, in accordance with the terms of the 10-Year Notes. The total redemption price will be 100% of the aggregate principal amount of the 10-Year Notes, plus accrued and unpaid interest to, but excluding, the redemption date.  The Company will utilize excess cash on hand for the redemption payment.

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

•

changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate, which could adversely affect our revenues, expenses, asset values, cost of capital and liquidity;

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2024 and December 31, 2023

Assets - Total assets increased $26.7 million to $1.58 billion at September 30, 2024 from $1.55 billion at December 31, 2023. This increase was primarily due to increases in loans receivable, net, and cash and cash equivalents, partially offset by decreases in HTM and AFS securities and other assets. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	September 30, 2024	December 31, 2023	$	%
Cash and Cash Equivalents	$132,376	$128,284	$4,092	3.2%
Certificates of Deposits with Other Banks	2,350	2,350	—	—
AFS Securities	534,203	537,640	(3,437)	(0.6)
HTM Securities	137,851	163,072	(25,221)	(15.5)
Total Loans Receivable, Net	686,708	622,529	64,179	10.3
Accrued Interest Receivable	5,791	5,512	279	5.1
Operating Lease ROU Assets	1,048	1,402	(354)	(25.2)
Land Held for Sale	938	938	—	—
Premises and Equipment, Net	29,545	28,637	908	3.2
FHLB Stock	1,089	922	167	18.1
BOLI	28,478	27,954	524	1.9
Goodwill	1,200	1,200	—	—
Other Assets	14,750	29,231	(14,481)	(49.5)
Total Assets	$1,576,327	$1,549,671	$26,656	1.7%

Cash and cash equivalents increased $4.1 million or 3.2% to $132.4 million at September 30, 2024 compared to $128.3 million at December 31, 2023, primarily as a result of an increase in deposits during the nine months ended September 30, 2024 and the proceeds received from the sales, paydowns and maturities of securities.

AFS securities decreased $3.4 million or 0.6% to $534.2 million at September 30, 2024 from $537.6 million at December 31, 2023 as sales, maturities and principal paydowns of AFS securities exceeded purchases during the nine months ended September 30, 2024.  HTM securities decreased $25.2 million to $137.9 million at September 30, 2024, from $163.1 million at December 31, 2023, as a result of paydowns and maturities exceeding purchases during the nine months ended September 30, 2024.

Total loans receivable, net, including loans held for sale, increased $64.2 million or 10.3% to $686.7 million at September 30, 2024 from $622.5 million at December 31, 2023, primarily due to increases in real estate loans originated during the nine months ended September 30, 2024. Residential mortgage loans increased $27.6 million or 16.0% to $200.5 million at September 30, 2024 from $172.9 million at December 31, 2023. Commercial real estate loans increased $28.4 million or 10.7% to $293.2 million at September 30, 2024 from $264.8 million at December 31, 2023.  Construction loans increased $10.2 million or 9.8% to $114.7 million at September 30, 2024 from $104.5 million at December 31, 2023. Additionally, consumer home equity lines of credit increased $1.6 million or 4.8% to $36.1 million at September 30, 2024 from $34.5 million at December 31, 2023.  Commercial and agricultural loans decreased $2.9 million or 8.6% to $30.4 million at September 30, 2024 from $33.3 million at December 31, 2023 and other consumer loans decreased slightly to $23.9 million at September 30, 2024 compared to $24.5 million at December 31, 2023.  Loans held for sale increased to $1.6 million at September 30, 2024 from $967,000 at December 31, 2023.

Premises and equipment, net increased $908,000 or 3.2% to $29.5 million at September 30, 2024 from $28.6 million at December 31, 2023 as a result of improvements made to existing branches.

Other assets decreased $14.5 million or 49.5% to $14.8 million at September 30, 2024 from $29.2 million at December 31, 2023, primarily due to the collection of an outstanding receivable from a matured investment security, which was received in the first quarter of 2024 after being outstanding at the end of 2023.

Liabilities

Deposit Accounts - Total deposits increased $62.3 million or 5.2% to $1.26 billion at September 30, 2024 from December 31, 2023, due to increases in higher cost certificates of deposit and money market accounts, partially offset by decreases in checking and savings accounts. The Bank had $25.8 million in brokered time deposits at September 30, 2024 compared to $5.2 million at December 31, 2023. Most of the Bank’s deposits are originated within the Bank’s immediate market area; however, the Bank uses brokered time deposits to manage interest rate risk because they are accessible in bulk at rates typically only slightly higher than those in our market areas. A portion of these brokered time deposits give the Bank a call option that allows the Bank the choice to redeem them early should rates change. In addition, the Bank had $5.2 million and $5.0 million in other brokered deposits at September 30, 2024 and December 31, 2023, respectively.  At September 30, 2024, the Bank had no deposit relationships greater than 5% of outstanding deposits, compared to one deposit relationship totaling approximately 5.2% of outstanding deposits at December 31, 2023.  At September 30, 2024, approximately $330.6 million or 26.3% of our $1.26 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings - The Bank had $65.0 million in borrowings from the Federal Reserve Bank of Atlanta (“FRB”) at September 30, 2024, compared to $119.2 million at December 31, 2023. During the first quarter of 2023, the Bank elected to participate in the Federal Reserve's Bank Term Funding Program (“BTFP”), allowing the Bank to refinance its existing FRB borrowings. The Bank also had $24.3 million in other borrowings at September 30, 2024, compared to $19.2 million and December 31, 2023, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both September 30, 2024 and December 31, 2023, the Company had $5.2 million in junior subordinated debentures and $26.5 million in subordinated debentures outstanding. Subsequent to the quarter ended September 30, 2024, the Company notified holders that it will redeem on November 22, 2024 all of the Company’s outstanding 10-Year Notes due November 22, 2029, having an aggregate principal amount of $16.5 million, in accordance with the terms of the 10-Year Notes. The total redemption price will be 100% of the aggregate principal amount of the 10-Year Notes, plus accrued and unpaid interest to, but excluding, the redemption date. See “Note 11 - Subordinated Debentures” and “Note 17 Subsequent Events” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report for additional information.

Shareholders’ Equity

Shareholders’ equity increased $12.7 million or 7.4% to $185.1 million at September 30, 2024 from $172.4 million at December 31, 2023. The increase was attributable to $5.9 million of net income and a $9.0 million reduction in accumulated other comprehensive loss, partially offset by $1.4 million in dividends paid to common shareholders, $512,000 in preferred dividends paid, and $829,000 in Company stock repurchases during the nine months ended September 30, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended September 30, 2024 and 2023

Net Income

Net income available to common shareholders decreased $127,000, or 6.0%, to $2.0 million or $0.62 per basic common share for the quarter ended September 30, 2024, compared to $2.1 million or $0.65 per basic common share for the quarter ended September 30, 2023. The decrease in net income available to common shareholders was primarily the result of increases in non-interest expense, the provision for credit losses and preferred stock dividends paid during the third quarter of 2024 compared to the third quarter of 2023, partly offset by higher net interest income and non-interest income.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended September 30, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended September 30, 2024 and 2023.

	Quarter Ended September 30,
	2024			2023
Dollars in thousands	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$679,895	$10,594	6.23%	$600,465	$8,402	5.60%
Taxable Investments	655,196	7,397	4.52	694,058	7,558	4.36
Non-taxable Investments	12,735	112	3.53	20,557	190	3.71
Deposits with other Banks	107,237	1,451	5.41	57,387	703	4.9
Total Interest-Earning Assets	$1,455,063	$19,554	5.38%	$1,372,467	$16,853	4.91%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$714,513	$4,792	2.68%	$680,025	$4,190	2.46%
Certificates Accounts	276,996	2,962	4.28	228,016	1,879	3.30
Total Interest-Bearing Deposits	991,509	7,754	3.13	908,041	6,069	2.67
Other Borrowings (2)	89,641	923	4.12	88,215	862	3.91
Junior Subordinated Debentures	5,155	95	7.40	5,155	96	7.43
Subordinated Debentures	26,500	348	5.25	26,500	349	5.25
Total Interest-Bearing Liabilities	$1,112,805	$9,120	3.28%	$1,027,911	$7,376	2.87%
Net Interest Rate Spread			2.10%			2.04%
Tax Equivalent Net Interest Income/Margin		$10,434	2.87%		$9,477	2.76%
Less: tax equivalent adjustment		23			31
Net Interest Income		$10,411			$9,446

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $965,000 or 10.2% to $10.4 million during the quarter ended September 30, 2024, compared to $9.4 million for the same quarter in 2023 due to increases in both average interest-earning assets and net interest margin. During the quarter ended September 30, 2024, average interest-earning assets increased $82.6 million or 6.0% to $1.46 billion from $1.37 billion for the same quarter in 2023, while average interest-bearing liabilities increased $84.9 million or 8.3% to $1.11 billion for the quarter ended September 30, 2024 from $1.03 billion for the comparable quarter in 2023. The Company's net interest margin was 2.87% for the quarter ended September 30, 2024 compared to 2.76% for the comparable quarter in 2023. The Company's net interest spread on a tax equivalent basis was 2.10% for the quarter ended September 30, 2024 compared to 2.04% for the quarter ended September 30, 2023.

Interest Income

Total tax-equivalent interest income increased $2.7 million or 16.0% to $19.6 million for the quarter ended September 30, 2024 compared to $16.9 million for the same period in 2023.

Interest income on loans increased $2.2 million or 26.1% to $10.6 million for the quarter ended September 30, 2024 from $8.4 million for the third quarter of 2023. The increase was the result of a $79.4 million increase in the average loan portfolio balance combined with a 63 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments decreased $160,000 or 2.1% to $7.4 million during the quarter ended September 30, 2024, from $7.6 million for the third quarter of 2023, due to a $38.9 million decrease in the average balance of taxable investments, which was partially offset by a 16 basis point increase in the average yield to 4.52%, reflecting higher market interest rates. Tax equivalent interest income from non-taxable investments decreased $70,000 to $89,000 during the quarter ended September 30, 2024 primarily due to a $7.8 million decrease in the average balance of non-taxable investments, reflecting investment sales during the third quarter of 2024.

Interest income from deposits with other banks increased $748,000 to $1.5 million during the quarter ended September 30, 2024, from $703,000 for the third quarter of 2023, due to a $49.8 million increase in the average balance of these assets combined with a 47 basis point increase in the average yield earned on these assets due to increased market interest rates.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense increased $1.7 million or 23.7% to $9.1 million for the quarter ended September 30, 2024 compared to $7.4 million for the same quarter in 2023 due to an increase in market interest rates combined with a $84.9 million increase in the average balance of these liabilities.

Interest expense on deposits increased $1.7 million to $7.8 million for the quarter ended September 30, 2024, from $6.1 million for the third quarter of 2023, due to an increase of 46 basis points in the average cost combined with an $83.5 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $59,000 to $1.4 million for the quarter ended September 30, 2024, from $1.3 million for the third quarter of 2023, due to an increase of four basis points in the average cost of these liabilities, reflecting higher market interest rates, combined with a $1.4 million increase in the average balance of these liabilities.

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

The Company recorded a $725,000 provision for credit losses on loans and a $145,000 reversal of provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $580,000 during the quarter ended September 30, 2024, compared to no provision for credit losses during the quarter ended September 30, 2023.  The increase in the provision during the three months ended September 30, 2024, was primarily the result of loan growth and, to a less extent, higher charge-offs. Net charge-offs totaled $79,000 for the third quarter of 2024 compared to a net recovery of $15,000 during the third quarter of 2023. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $457,000 or 21.1% to $2.6 million for the quarter ended September 30, 2024 compared to $2.2 million for the quarter ended September 30, 2023. The increase was due to increases in all non-interest income line items except for service fees on deposit accounts during the quarter ended September 30, 2024 when compared to the quarter ended September 30, 2023. The largest increase came from trust income, which increased $263,000 to $721,000 for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023.  Additional changes in non-interest income for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 included a $48,000 increase in commission on insurance, a $74,000 increase in gain on sale of loans and a $37,000 gain on sales of AFS securities, as well as smaller increases in other categories.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $389,000 or 4.4% to $9.3 million for the quarter ended September 30, 2024 compared to $8.9 million for the quarter ended September 30, 2023. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
Dollars in thousands	2024	2023	$	%
Compensation and Employee Benefits	$5,359	$4,962	$397	8.0%
Occupancy	800	808	(8)	-1.0%
Advertising	254	256	(2)	-0.8%
Depreciation and Maintenance of Equipment	297	657	(360)	-54.8%
FDIC Insurance Premiums	200	154	46	29.9%
Consulting	172	168	4	2.4%
Debit Card Expense	388	348	40	11.5%
Data Processing	351	314	37	11.8%
Cloud Services	299	—	299	0.0%
Other	1,193	1,257	(64)	-5.1%
Total Non-Interest Expense	$9,313	$8,924	$389	4.4%

Most of the increases in non-interest expenses during the third quarter of 2024 were due to the overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. The largest increase in non-interest expense during the third quarter of 2024 was compensation and employee benefits expense, which increased $397,000 to $5.4 million for the quarter ended September 30, 2024, compared to $5.0 million during the same period in 2023.  Cloud services increased $299,000 due to the reclassification of those expenses from depreciation and maintenance of equipment expense, which decreased $360,000 during the quarter ended September 30, 2024, compared to the same period in 2023.

Provision For Income Taxes

The provision for income taxes increased 28.9% to $732,000 for the quarter ended September 30, 2024, from $568,000 for the same period in 2023, due to higher pre-tax net income. Pre-tax net income was $3.1 million for the quarter ended September 30, 2024 compared to $2.7 million for the third quarter of 2023. The Company’s combined federal and state effective income tax rate was 23.3% and 21.1% for the quarters ended September 30, 2024 and 2023, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Income

Net income available to common shareholders decreased $697,000, or 10.6%, to $5.9 million or $1.83 per basic common share for the nine months ended September 30, 2024, compared to $6.6 million or $2.02 per basic common share for the nine months ended September 30, 2023. The decrease in net income was primarily the result of increases in the provision for credit losses, non-interest expense and preferred stock dividends paid, partially offset by increases in net interest income and non-interest income.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the nine months ended September 30, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$662,539	$30,183	6.07%	$589,100	$23,884	5.41%
Taxable Investments	664,149	22,371	4.49	695,495	21,025	4.03
Non-taxable Investments	17,613	470	3.56	20,802	575	3.69
Deposits with other Banks	102,556	4,129	5.37	32,996	1,205	4.87
Total Interest-Earning Assets	$1,446,857	$57,153	5.27%	$1,338,393	$46,689	4.65%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$720,659	$14,273	2.64%	$674,749	$10,246	2.02%
Certificates Accounts	253,247	7,670	4.04	200,626	3,910	2.60
Total Interest-Bearing Deposits	973,906	21,943	3.00	875,375	14,156	2.16
Other Borrowings (2)	103,260	3,224	4.16	85,820	2,313	3.59
Junior Subordinated Debentures	5,155	286	7.40	5,155	266	6.89
Subordinated Debentures	26,500	1,044	5.25	26,500	1,045	5.25
Total Interest-Bearing Liabilities	$1,108,821	$26,497	3.19%	$992,850	$17,780	2.39%
Net Interest Rate Spread			2.08%			2.26%
Tax Equivalent Net Interest Income/Margin		$30,656	2.83%		$28,909	2.88%
Less: tax equivalent adjustment		82			96
Net Interest Income		$30,574			$28,813

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $1.8 million or 6.1% to $30.6 million during the nine months ended September 30, 2024, compared to $28.8 million for the same nine months in 2023, due to an increase in average interest-earning assets, partially offset by a decline in net interest margin. During the nine months ended September 30, 2024, average interest-earning assets increased $108.5 million or 8.1% to $1.45 billion from $1.34 billion for the same nine months in 2023, while average interest-bearing liabilities increased $116.0 million or 11.7% to $1.11 billion for the nine months ended September 30, 2024 from $992.8 million for the comparable nine months in 2023. The Company's net interest margin was 2.83% for the nine months ended September 30, 2024 compared to 2.88% for the comparable nine months in 2023, as higher funding costs continued to exert pressure on our net interest margin. The Company's net interest spread on a tax equivalent basis was 2.08% for the nine months ended September 30, 2024 compared to 2.26% for the nine months ended September 30, 2023.

Interest Income

Total tax-equivalent interest income increased $10.5 million or 22.4% to $57.2 million for the nine months ended September 30, 2024 compared to $46.7 million for the same period in 2023.

Interest income on loans increased $6.3 million or 26.4% to $30.2 million for the nine months ended September 30, 2024 from $23.9 million for the nine months of 2023. The increase was the result of a $73.4 million increase in the average loan portfolio balance combined with a 66 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $1.3 million or 6.4% to $22.4 million during the nine months ended September 30, 2024, from $21.0 million for the nine months of 2023, due to a 46 basis point increase in the average yield to 4.49%, reflecting higher market interest rates, which was partially offset by a $31.3 million decrease in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $106,000 to $470,000 during the nine months ended September 30, 2024 primarily due to a $3.2 million decrease in the average balance of non-taxable investments and a 13 basis point decrease in the average yield.

Interest income from deposits with other banks increased $2.9 million to $4.1 million during the nine months ended September 30, 2024, from $1.2 million for the nine months of 2023, due to a $69.6 million increase in the average balance of these assets combined with a 50 basis point increase in the average yield earned due to increased market interest rates.

Interest Expense

Total interest expense increased $8.7 million or 49.0% to $26.5 million for the nine months ended September 30, 2024 compared to $17.8 million for the same nine months in 2023 due to an increase in market interest rates combined with a $98.5 million increase in the average balance of these liabilities.

Interest expense on deposits increased $7.8 million to $21.9 million for the nine months ended September 30, 2024, from $14.2 million for the nine months of 2023, due to an increase of 84 basis points in the average cost combined with a $98.5 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher-cost money market and certificate of deposit accounts. Interest expense on FRB and other borrowings increased $929,000 to $4.6 million for the nine months ended September 30, 2024, from $3.6 million for the nine months of 2023, due to a $17.4 million increase in the average balance of these liabilities combined with an increase of 29 basis points in the average cost.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Credit Losses

The Company recorded a $1.2 million provision for credit losses on loans and a $110,000 reversal of provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $1.1 million during the nine months ended September 30, 2024, compared to a $376,000 provision for credit losses on loans and a $155,000 reversal of provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $221,000 during the nine months ended September 30, 2023.  The increase in the provision during the nine months ended September 30, 2024, was primarily the result of loan growth and higher net charge-offs.  Net charge-offs totaled $165,000 for the first nine months of 2024 compared to a net recovery of $10,000 during the first nine months of 2023. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $780,000 or 11.8% to $7.4 million for the nine months ended September 30, 2024 compared to $6.6 million for the nine months ended September 30, 2023. The increase was primarily due to a $480,000 increase in trust income.  Additional changes in non-interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 included a $55,000 increase in commissions on insurance and a $75,000 increase in ATM and check card fee income, as well as smaller increase in other categories.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $1.8 million or 6.5% to $28.6 million for the nine months ended September 30, 2024 compared to $26.9 million for the nine months ended September 30, 2023. The following table summarizes the changes in non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Compensation and Employee Benefits	$16,425	$15,227	$1,198	7.9%
Occupancy	2,425	2,386	39	1.6%
Advertising	754	763	(9)	(1.2)%
Depreciation and Maintenance of Equipment	1,297	1,844	(547)	(29.7)%
FDIC Insurance Premiums	536	462	74	16.0%
Consulting	489	523	(34)	(6.5)%
Debit Card Expense	1,126	1,037	89	8.6%
Data Processing	1,029	942	87	9.2%
Cloud Services	703	—	703	0.0%
Other	3,833	3,679	154	4.2%
Total Non-Interest Expense	$28,617	$26,863	$1,754	6.5%

Most of the increases in non-interest expenses during the nine months of 2024 were due to overall growth of the Company, increased operations and the addition of our newest branch in Augusta, Georgia which opened in April 2023. The largest increase in non-interest expense during the nine months of 2024 was compensation and employee benefits expense, which increased $1.2 million to $16.4 million for the nine months ended September 30, 2024, compared to $15.2 million during the same period in 2023. In addition, cloud services increased $703,000 due to the reclassification of those expenses from depreciation and maintenance of equipment expense, which decreased $547,000 during the nine months ended September 30, 2024, compared to the same period in 2023. Other expenses increased $154,000 or 4.2% to $3.8 million for the nine months ended September 30, 2024, compared to the same period in 2023.

Provision For Income Taxes

The provision for income taxes increased $103,000 or 5.8% to $1.9 million for the nine months ended September 30, 2024, up from $1.8 million for the same period in 2023. The Company’s combined federal and state effective income tax rate was 22.7% and 21.3% for the nine months ended September 30, 2024 and 2023, respectively.

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

●

Tax Incentives: CDFIs may be eligible for tax credits, such as the New Markets Tax Credit, which can attract private investment to low-income communities by providing investors with tax credits for investments made in economically distressed areas.

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

The Bank's primary sources of funds include deposits, scheduled loan and investment securities repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $148.1 million in unused commitments to extend credit and standby letters of credit at September 30, 2024.

During the nine months ended September 30, 2024, loan disbursements exceeded loan repayments resulting in a $64.7 million increase in total net loans receivable. Also, during the nine months ended September 30, 2024, deposits increased $62.3 million. The Bank had no outstanding FHLB advances at September 30, 2024 with $443.8 million in total borrowing capacity at the FHLB at that date. The Bank had $65.0 million of outstanding borrowings from the FRB discount window at September 30, 2024, which was collateralized by investments with a fair market value of $361.4 million at that date. The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS investments totaled $640.9 million at September 30, 2024. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $222.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2024, Security Federal had liquid assets of $50.3 million.  In addition to its operating expenses, Security Federal is responsible for paying any dividends declared, if any, to its shareholders, funds paid for Security Federal stock repurchases, and payments on trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $484,000 based on the number of outstanding shares at September 30, 2024.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. On August 19, 2024 the Company's Board of Directors announced an additional 100,000 shares available to be purchased under the program. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended September 30, 2024, the Company repurchased 2,500 shares of its common stock at an aggregate cost of $60,000, leaving 35,276 shares available for further repurchase under the existing stock repurchase program at September 30, 2024. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

Additionally, Security Federal Corporation will redeem all of the Company’s outstanding 10-Year Notes, having an aggregate principal amount of $16.5 million, on November 22, 2024.  The total redemption price will be 100% of the aggregate principal amount of the 10-Year Notes, plus accrued and unpaid interest to, but excluding, the redemption date.  The Company will utilize excess cash on hand for the redemption payment

At September 30, 2024, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.0%, 10.3%, 18.0%, and 19.2%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2024 the Bank’s conservation buffer was 11.2%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the nine months ended September 30, 2024, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.08%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2024 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended September 30, 2024 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	-	$-	-	37,776
August 1, 2024 - August 31, 2024	2,500	$24.00	2,500	135,276
September 1, 2024 - September 30, 2024	-	$-	-	135,276
Total	2,500		2,500

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

(1)	On August 19, 2024 the Company's Board of Directors announced an additional 100,000 shares available to be purchased under the program.

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date:	November 8, 2024	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
(Duly Authorized Representative)

Date:	November 8, 2024	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
(Principal Financial Officer)