Form 10-K
period 2024-12-31
SECURITY FEDERAL CORP
filed 2025-03-14
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 14, 2025, there were issued and outstanding 3,186,903 shares of the registrant's Common Stock, which is traded on the OTC Pink Open Market under the symbol “SFDL."  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2024, was $39,987,288.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-Looking Statements

This Form 10-K, including information incorporated by reference herein, contains, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

adverse economic conditions in our market areas or other areas where we have lending relationships, due to factors like employment levels, labor shortages, inflation, potential recession or slowed economic growth;

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

•	legislative or regulatory changes, including changes in banking, securities and tax laws, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or critical third-party vendors;
•	our ability to attract and retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common or preferred stock;
•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations;
•	the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
•	changes in accounting principles, policies, or guidelines, including additional guidance and interpretation on accounting issues;
•	environmental, social, and governance goals;
•	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•

other risks described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") and in the Company's other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Any of the forward-looking statements that we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition and consolidated results of operations, liquidity and stock price performance.

As used throughout this report, the terms "we," "our," or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the SEC website (www.sec.gov) for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Other than an investor’s own internet access charges, these filings are available free of charge at the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this 2024 Form 10-K.

ii

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

At December 31, 2024, the Company, on a consolidated basis with the Bank, had assets of $1.6 billion, loans receivable, net of $686.6 million, deposits of $1.3 billion and shareholders' equity of $182.4 million. The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Loan Portfolio Composition

Loans receivable, net, including loans held for sale, increased to $687.1 million at December 31, 2024 from $622.5 million at December 31, 2023 primarily due to increases in residential and commercial real estate loans. For a detailed breakdown of the composition of our loan portfolio, see "Note 4 - Loans Receivable, Net" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

The following schedule illustrates the maturities of Security Federal's loan portfolio, excluding loans held for sale, at December 31, 2024.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Construction Real Estate	$37,187	$69,949	$1,836	$956	$109,928
Residential Real Estate	11,531	57,568	12,828	121,723	203,650
Commercial Real Estate	37,233	213,227	33,318	4,731	288,509
Commercial and Agricultural	7,948	23,486	5,214	222	36,870
Consumer HELOC	5,356	2,582	9,366	20,533	37,837
Other Consumer	5,889	13,057	4,897	—	23,843
Total	$105,144	$379,869	$67,459	$148,165	$700,637

The following table sets forth the amount of total loans due after December 31, 2025, with fixed or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Adjustable-Rate	Total
Construction Real Estate	$34,196	$38,545	$72,741
Residential Real Estate	76,824	115,295	192,119
Commercial Real Estate	208,228	43,048	251,276
Commercial and Agricultural	20,419	8,503	28,922
Consumer HELOC	—	32,481	32,481
Other Consumer	17,951	3	17,954
Total	$357,618	$237,875	$595,493

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

Secondary market sales are made to other banks or institutional investors.  Generally, all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2024, Security Federal sold $31.3 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2024, the Bank had $599,000 of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all its loans held for sale on a "best efforts" basis, meaning that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2024, the Bank's legal lending limit under this restriction was $25.9 million.  At that date, the Bank's largest loan relationship to a single borrower was $16.3 million, comprised of two loans for commercial real estate properties. These loans were performing in accordance with their repayment terms at December 31, 2024.

South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $17.3 million at December 31, 2024, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  During 2024, the Board approved the increased loan limits to 15% of unimpaired capital.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2024, the Bank had $1.1 million in outstanding commitments on mortgage loans not yet closed compared to $2.2 million at December 31, 2023. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $147.1 million at December 31, 2024.  For a more detailed discussion, see "Note 18 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

Residential and Construction Real Estate Lending

At December 31, 2024, the Bank had $203.7 million, or 29.1% of its total outstanding loan portfolio, in residential mortgage loans. These loans have adjustable or fixed rates and include permanent residential mortgage loans.

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

Construction loans consist of loans to construct a borrower's primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date.  These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At December 31, 2024, construction loans totaled $109.9 million, or 15.7%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The borrower pays interest on the loan during the one year construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank immediately sells on the secondary market on a servicing released basis.

Commercial Real Estate

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, and residential developments.  At December 31, 2024, the Bank had $288.5 million, or 41.2% of its total loan portfolio, in commercial real estate loans.

Commercial real estate loans from the Bank typically have amortization terms ranging from 10 to 20 years, offered with either adjustable or fixed rates.  Adjustable rates are linked to the prime rate as quoted in The Wall Street Journal, adjusting daily, with instituted floors (typically 4% to 6%). In cases where ceilings are applied, the loan will typically require a balloon payment within 60 months. Fixed-rate commercial real estate loans usually involve a balloon payment within 36 to 60 months.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Commercial and Agricultural Business (Non Real Estate) Loans

Commercial and agricultural business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2024, the Bank had $36.9 million, or 5.3% of its total loan portfolio, in commercial and agricultural business loans.

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

HELOC and Consumer Loans

The Bank provides consumer loans for various personal, family or household purposes, covering financing for home improvements, residential lots, automobiles, boats, mobile homes, recreational vehicles and education.  Additionally, the Bank offers home equity lines of credit ("HELOCs"), which are open-end lines secured by mortgage liens on the borrower's primary or secondary residence. Borrowers make minimum interest-only monthly payments on drawn lines. HELOC terms extend up to a maximum of 20 years, with a variable interest rate tied to the prime rate and floats monthly.

The Bank has interest rate floors, currently ranging from 3.00% to 6.00%, for new HELOC originations, with a maximum loan-to-value ratio of 80%. The Bank also offers secured and unsecured lines of credit.  Although consumer loans typically involve a higher level of risk than residential mortgage loans, they generally provide higher yields and have shorter terms to maturity. At December 31, 2024, the Bank had $37.8 million in outstanding HELOCs, representing 5.4% of its loan portfolio.

At December 31, 2024, the Bank also had $23.8 million in other consumer loans, constituting 3.4% of its loan portfolio, which included amounts outstanding on credit cards and personal lines of credit. As of December 31, 2024, the Bank had issued approved credit card lines of $16.9 million, with $3.6 million outstanding on the same date.

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

Loan Delinquencies and Defaults

The Bank's collection procedures provide that when a residential or commercial real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. The Bank had $7.6 million in non-accrual loans at December 31, 2024 compared to $6.8 million at December 31, 2023. For a more detailed discussion of our non-accrual loans, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 - Loans Receivable, Net" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

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

The Company uses a risk-based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. For a more detailed discussion of our credit quality measures, see "Note 4- Loans Receivable, Net - Credit Quality Indicators" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

At December 31, 2024, $16.1 million of the total loan balance was classified "substandard" compared to $11.9 million at December 31, 2023. At December 31, 2024, $20.5 million of the total loan balance was designated as "special mention" compared to $13.9 million at December 31, 2023. At December 31, 2024, $176.9 million of the total loan balance was designated as “caution” compared to $134.9 million at December 31, 2023. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2024 and 2023.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

For a breakdown of the activity within the allowance for credit losses by loan category for the years ended December 31, 2024 and 2023, see "Note 4- Loans Receivable, Net - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

The following table summarizes net (recoveries) charge-offs as a percentage of average loans outstanding in each loan category for the years indicated.

	Year Ended December 31,
	2024			2023
(Dollars in Thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio	Net Charge-offs (Recoveries)	Average Loans	Ratio
Construction Real Estate	$(35)	$111,334	(0.03)%	$(16)	$105,433	(0.02)%
Residential Real Estate	(50)	192,768	(0.03)	(54)	143,691	(0.04)
Commercial Real Estate	(25)	275,151	(0.01)	(20)	256,927	(0.01)
Commercial and Agricultural	55	31,540	0.17	(10)	33,396	(0.03)
HELOC	(3)	36,224	(0.01)	(37)	32,750	(0.11)
Other Consumer	213	24,191	0.88	130	24,511	0.53
Total	$155	$671,208	0.02%	$(7)	$596,708	(0.00)%

The following table presents an allocation of the allowance for credit losses at December 31, 2024 and 2023. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2024		2023
		% of loans in		% of loans in
	Amount	category	Amount	category
Construction Real Estate	$1,904	15.7%	$1,828	16.5%
Residential Real Estate	4,182	29.0%	3,551	27.2%
Commercial Real Estate	5,387	41.2%	5,052	41.7%
Commercial and Agricultural	990	5.3%	808	5.3%
HELOC	787	5.4%	731	5.4%
Other Consumer	644	3.4%	599	3.9%
Total	$13,894	100.0%	$12,569	100.0%

Subsidiaries

At December 31, 2024, the Company had two subsidiaries, Security Federal, its wholly owned operating bank subsidiary, and Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust. Under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.

At December 31, 2024, Security Federal had two subsidiaries, SFINV and SFINS. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business and home insurance. Security Federal's net investment in its subsidiaries totaled $17.2 million at December 31, 2024.

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

As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Management regularly reviews and updates cash flow projections to ensure that adequate liquidity is provided.

At December 31, 2024, our investment portfolio totaled $660.8 million. Security Federal has an investment portfolio of available for sale ("AFS") and held to maturity ("HTM") securities, the majority of which are mortgage-backed securities ("MBS"). MBS can serve as collateral for borrowings and, through repayments, as a source of liquidity. MBS do not have a fixed maturity date. Under the Bank's risk-based capital requirement, MBS have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans. Small Business Administration ("SBA") bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk-based assets for regulatory capital purposes. Student loan pools are typically 97% guaranteed by the U.S. government. The FHLB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government. AFS securities are carried at fair value.

HTM securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income. For more detailed information regarding the Bank's investment portfolios, see "Note 2 - Investments, Available for Sale" and "Note 3 - Investments, Held to Maturity" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank ("FRB") of Richmond, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances, borrowings from the FRB and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  For additional information, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this 2024 Form 10-K.

Deposits

The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts. The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels. At December 31, 2024, deposits totaled $1.3 billion. At that date, approximately $365.8 million of our deposit portfolio was uninsured, including $106.8 million in public deposits which are fully collateralized and $15.9 million in Bank-owned demand deposit accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

At December 31, 2024, the Bank had no deposit relationships greater than 5.0% of outstanding deposits. At December 31, 2023, the Bank had one deposit relationship totaling approximately 5.2% of outstanding deposits.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposit at the dates indicated.

	Year Ended December 31,
	2024			2023
	Average Balance	% of Total	Weighted Avg Rate	Average Balance	% of Total	Weighted Avg Rate
(Dollars in thousands)
Interest bearing checking	$212,606	17%	1.05%	$102,009	9%	0.99%
Savings and money market	521,818	42%	3.18%	590,248	51%	2.66%
Certificates of deposit	267,140	21%	4.13%	208,221	18%	2.88%
Total interest bearing deposits	1,001,564	80%	2.98%	900,478	78%	2.30%
Non-interest checking	243,010	20%		259,616	22%
Total Deposits	$1,244,574	100%		$1,160,094	100%

For additional information regarding our deposits, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 9 - Deposits" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

Borrowings

We had no borrowings outstanding under the Federal Reserve discount window and $50.0 million in borrowings outstanding under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024, compared to $119.2 million in borrowings from the BTFP, with a weighted average borrowing rate of 4.60% at December 31, 2023. During 2023, the Company elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program have a one-year term and are priced at the overnight index swap ("OIS") rate plus 10 basis points on the day the advance is made. Effective January 24, 2024, the FRB announced that future advances through the program’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance. At December 31, 2024, we had pledged investment securities with an amortized cost of $341.0 million and a fair value of $370.2 million as collateral for FRB borrowings.  Depository institutions may borrow from the FRB's discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.

During 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of December 31, 2024, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $84.9 million and $66.2 million compared to pledged loan collateral with an amortized cost and collateral value of $93.5 million and $65.5 million at December 31, 2023, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2024, the Bank had no outstanding advances from the FHLB of Atlanta.

At December 31, 2024, the Bank had $27.8 million in other borrowings consisting of retail repurchase agreements with an average rate of 1.49%.

For additional information regarding our borrowings, see "Note 10 - FHLB Advances and FRB Borrowings" and “Note 11 - Other Borrowings” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K. See also, "Regulation - Regulation of the Bank - Federal Home Loan Bank System" in this 2024 Form 10-K.

At December 31, 2024, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, resulting in a rate of 6.32% at December 31, 2024.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See "Note 12 - Junior Subordinated Debentures" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

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

On November 22, 2024 (the “Redemption Date”), the Company redeemed all remaining 10-Year Notes, having an aggregate principal balance of $16.5 million, in accordance with the terms of the 10-Year Notes. The total redemption price was 100% of the aggregate principal amount of the 10-Year Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date.  The Company utilized excess cash on hand for the redemption payment. The Company may redeem the 15-Year Notes at its option, in whole at any time, or in part from time to time, after November 22, 2029. See "Note 13 – Subordinated Debentures" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

At December 31, 2024, we employed 258 employees. Our employees are not represented by any collective bargaining agreement. Management is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2024, our workforce was 69% female and 31% male, and women held 62% of the Bank’s management roles. The ethnicity of our workforce was 76% White, 16% Black, 4% Hispanic or Latino, 3% Asian, 1% Two or More Races and less than 1% Indian.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2024, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	5.0%	3.3%	9.3%
Mid-level officers and managers	21.5%	13.1%	20.2%
Professionals	21.5%	23.0%	24.8%
Sales	1.7%	—%	1.9%
Administrative support	50.3%	60.6%	43.8%
Total	100.0%	100.0%	100.0%

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

Information about our Executive Officers

The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2024.

	Age at December 31,	Position
Name	2024	Company	Bank
J. Chris Verenes	68	Chief Executive Officer	Chief Executive Officer, Chairman of the Board
Roy G. Lindburg	64	President	—
Philip R. Wahl	61	—	President
Darrell Rains	68	Chief Financial Officer	Chief Financial Officer

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this 2024 Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the South Carolina State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve, the SEC and the Consumer Protection Financial Bureau (“CFPB”). Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

Regulation of the Bank

The Bank is an FDIC-insured, state-chartered, non-member, commercial bank and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions cover many matters, examples of which include prohibitions against engaging as a principal in certain activities and the requirement of prior notification of branch closings. The Bank is required to file periodic reports with the FDIC and the State Board and is subject to periodic examinations and evaluations by those regulatory authorities. Based on these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of these assets. The FDIC and the State Board may each accept the results of an examination by the other in lieu of conducting an independent examination.

Deposit Insurance and Other FDIC Programs

The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the year ended December 31, 2024, the Bank paid $705,000 in FDIC premiums. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2024, total base assessment rates ranged from 2.5 to 32 basis points subject to certain adjustments.

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

At December 31, 2024, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and "Note 15 - Regulatory Matters" in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

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

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2024, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The FASB has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Management did not elect the option to phase in the day-one adverse effects of CECL over a three-year period, and instead, elected to record the full effects of the adoption of CECL in 2023. For more on this new accounting standard, see "Note 1- Significant Accounting Policies-Recently Issued or Adopted Accounting Standards" in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2024, the Bank had no outstanding advances from the FHLB of Atlanta under an available credit facility of $453.9 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2024, the Bank had $1.1 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB of Atlanta stock. These dividend yields averaged 7.35% for the year ended December 31, 2024 and 5.03% for the year ended December 31, 2023.

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

On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA.  The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Federal Reserve System

The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. At December 31, 2024, the Bank was in compliance with the reserve requirements in place at that time.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy and governance, see “Item 1C. Cybersecurity” contained in Part I of this 2024 Form 10-K.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and effective in 2018, the beneficial owners of accounts. The federal financial institution regulatory agencies are directed to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Capital Requirements

As discussed above, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2024, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see "Note 15 - Regulatory Matters" of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

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

The Company may carryforward net operating losses indefinitely. As of December 31, 2024, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $73,000.

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

The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2023.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

State Taxation

South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists primarily of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia and Richmond Counties in Georgia. Adverse economic conditions in our market areas could impact our growth rate, reduce our customers’ ability to repay loans, and adversely impact our business, financial condition, and results of operations.  Broader economic factors such as inflation, unemployment and money supply fluctuations also may adversely affect our profitability.  Trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

A deterioration in economic conditions in the market areas we serve, due to inflation, a recession, war, geopolitical conflicts, adverse weather conditions, or other factors could result in the following consequences, any of which, could have a materially adverse effect on our business, financial condition, or results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Any deterioration in the real estate markets associated with the collateral securing mortgage loans could significantly impact borrowers' repayment capabilities and the value of collateral. Real estate values are affected by various factors, including economic conditions, governmental rules or policies, natural disasters such as earthquakes, and trade-related pressures that may affect construction costs or materials availability. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance.  Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

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

We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense. This allowance is intended to cover lifetime expected credit losses in our loan portfolio. The appropriate level of the allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

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

The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, which may change materially. If our estimates are incorrect, the allowance may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need to increase the allowance through the provision for credit losses, recorded as a charge against income. Additionally, management recognizes that new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans, which may not perform as historically or projected. This increases the risk that the allowance may be insufficient to absorb losses without significant additional provisions. Our allowance for credit losses on loans was 1.98% of total loans outstanding (excluding loans held for sale) at December 31, 2024. For additional information concerning our allowance for credit losses, see “Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023 - Provision for Credit Losses” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this 2024 Form 10-K.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize additional loan charge-offs. Any increases in the provision for credit losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2024, our non-performing assets (which consist of non-accrual loans) were $7.6 million, or 0.47% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

While commercial real estate lending offers the potential for higher returns compared to single-family residential lending, it is more susceptible to fluctuations in regional and local economic conditions, presenting challenges in accurately predicting potential losses. Evaluating collateral and conducting financial statement analysis for these loans requires a more intricate approach during underwriting and continual assessment. At December 31, 2024, we had $288.5 million of commercial real estate loans, representing 41.2% of our total loan portfolio.

Commercial real estate loans typically involve larger principal amounts than other types of lending, and some borrowers hold multiple loans with us. Consequently, adverse developments in a single loan or credit relationship can significantly increase our risk exposure compared to single-family residential loans. Repayment of these loans depends on income generated or anticipated from the property securing the loan in amounts sufficient to cover operating expenses and debt service. Economic fluctuations or local market changes can impact this cash flow. For instance, failure to secure or renew leases can impair the borrower's ability to repay the loan. Commercial real estate loans also pose a greater credit risk than one-to-four family residential real estate loans, primarily because the collateral is less liquid. Further, many of these loans include large balloon payments upon maturity, increasing the risk of default as borrowers may need to sell or refinance the property to pay off the loan.

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

We originate construction loans for single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects.  At December 31, 2024, we had $109.9 million in construction loans, representing 15.7% of our total loan portfolio.

Construction lending involves inherent risks due to the need to estimate costs in relation to project values. Uncertainties in construction costs, market value fluctuations, and regulatory impacts make accurately evaluating total project funds and loan-to-value ratios challenging. Factors such as shifts in housing demand and unexpected building costs can significantly cause actual results to differ from estimates. Additionally, this type of lending often involves higher principal amounts and can be concentrated among a few builders. A downturn in housing or real estate markets could increase delinquencies, defaults, foreclosures, and reduce collateral values.

Some builders have multiple loans with our institution and also hold residential mortgage loans for rental properties with us. Consequently, an adverse development with one loan or credit relationship can expose us to a significantly greater risk of loss. Moreover, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the project and borrower's ability to sell, lease, or secure permanent financing. Thus, repayment depends heavily on the project’s success rather than the borrower’s ability to directly repay principal and interest. Misjudging a project’s value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, through cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes may also significantly impact construction loans, affecting end-purchaser borrowing costs and potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are difficult to sell and often need completion to be sold successfully, complicating loan resolution. This might require additional funds or engaging another builder, which incurs further costs and market risks. Speculative construction loans, in particular, pose additional risks, especially in finding end-purchasers for finished projects.

Our construction loans include those with a sales contract or permanent loan in place for finished homes, as well as speculative construction loans, where purchasers for the finished homes may not be identified during or after the construction period. Speculative construction loans carry additional risks, particularly regarding the challenge of finding end-purchasers for completed projects. Land loans also present additional risks due to lack of income generated by the property and the potential illiquidity of the collateral. These risks can be significantly impacted by supply and demand conditions.

Construction, acquisition, and development ("A&D") loans carry additional risks due to the lack of income generated by the property and the potential illiquidity of the collateral. These risks are especially sensitive to supply and demand dynamics, significantly impacting this type of lending. Consequently, such loans often require substantial fund disbursements, where repayment depends on the project's success and the borrower's ability to develop, sell, or lease the property. This differs from the borrower's or guarantor's ability to independently repay principal and interest. At December 31, 2024, there were no non-performing A&D loans. However, a significant increase in non-performing construction and development loans could materially impact our financial condition and results of operations.

Repayment of our commercial and agricultural business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2024, $36.9 million or 5.3% of our total loans were commercial and agricultural business loans. These loans carry distinct risks compared to residential and commercial real estate loans. Unlike real estate lending, which relies on predetermined loan-to-collateral values and views liquidation of the underlying real estate as the primary source of repayment in case of default, our commercial and agricultural business loans are primarily predicated on the borrower's cash flow and secondarily on provided collateral. The borrower's cash flow, often unpredictable, serves as the primary repayment source, supported by collateral such as equipment, inventory, or accounts receivable. However, relying solely on collateral in the event of default may be insufficient due to uncollectible receivables, obsolete inventory, or other factors.

Our real estate lending exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose on and take title to real estate, and we could be subject to environmental liabilities concerning these properties. We may be held liable by a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs incurred due to environmental contamination.  We may also be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, and results of operations could be materially and adversely affected.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken as OREO, as well as at certain other times during the asset's holding period. Our net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess of the asset's net book value over its fair value. If our valuation process is incorrect, or if the property declines in value after foreclosure, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in OREO could have a materially adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs. Significant charge-offs, as required by such regulators, may have a materially adverse effect on our financial condition and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and may cause adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions regarding the securities, defaults by, or other adverse events affecting, the issuer or the underlying securities, and changes in market interest rates, as well as continued instability in the capital markets. Any of these factors, among others, could result in realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially affect on our business, financial condition and results of operations. The process for determining whether the impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that declines in market value will not result in other-than-temporary impairments of these assets, leading to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2024, we did not incur any other-than-temporary impairments in our securities portfolio.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve. Increases in interest rates could reduce our net interest income, weaken the housing market by curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition, and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin. Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields. Conversely, falling rates can increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.

In a rising rate environment, retaining deposits can become costlier. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment. Interest rate fluctuations also influence the fair value of fixed-rate investment securities, which inversely correlates with rate changes. At December 31, 2024, the fair value of our securities available for sale was $525.6 million, with unrealized net losses of $31.1 million reflected in stockholders’ equity. Further declines in fair value from rising rates could have an adverse effect on stockholders’ equity.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this 2024 Form 10–K.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE"), or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations contribute significantly to our noninterest income, primarily through gains on the sale of one-to-four-family real estate loans. These loans are sold pursuant to programs offered by Fannie Mae, which entity accounts for a substantial portion of the secondary market for such loans. Changes to these programs, our eligibility to participate, the criteria for loan acceptance, or related laws could materially and adversely affect our results of operations.

Mortgage banking is generally considered a volatile source of income because it depends largely on loan volume, which is influenced by prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income.

Our results of operations are also affected by noninterest expenses associated with mortgage banking activities, including salaries and employee benefits, occupancy, equipment, data processing, and other operating costs. During periods of reduced loan demand, we may face challenges in reducing these expenses proportionately, which could adversely impact our results of operations. Although we sell loans into the secondary market without recourse, we provide customary representations and warranties to buyers. If these representations and warranties are breached, we may be required to repurchase the loans, potentially incurring a loss.

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

The significant federal and state banking regulations that affect us are described in this report under “Business - Regulation” in Item 1 of this 2024 Form 10-K. These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or changes in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and beneficial owners of accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to the allowance for credit losses on loans, securities and unfunded commitments; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; income taxes, including tax provisions and realization of deferred tax assets; and the fair value of assets and liabilities. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2024 Form 10-K.

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

Risks Related to Cybersecurity, Third Parties and Technology

We are subject to certain risks related to our use of technology, including the potential for cyber-attacks and system failures.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are critical to our operations, as we rely on them to manage customer relationships, maintain our general ledger, and support other business functions. Our operations depend on the secure processing, storage, and transmission of confidential information through our computer systems and networks. While we take protective measures and adapt them as circumstances evolve, our systems may remain vulnerable to breaches, unauthorized access, denial-of-service attacks, misuse, malware, or other cyber threats. Any such event could compromise our or our customers' confidential information, disrupt operations, or harm customers and counterparties. If these risks materialize, we may incur significant expenses to investigate and remediate security vulnerabilities, enhance protective measures, or address the impact of an attack. Such incidents could expose us to litigation, regulatory scrutiny, financial losses not fully covered by insurance, and reputational damage, which could deter customers from using our services.

Security breaches in our internet banking activities could further expose us to liability and reputational harm. Cybersecurity risks are particularly heightened in internet banking. Advances in criminal sophistication, technology, or vulnerabilities in third-party systems could lead to breaches that compromise the security of data and transactions, potentially discouraging customers from using our online services. While we continue to invest in systems and processes to detect and prevent breaches, no system is foolproof. A breach could result in financial losses, reputational harm, regulatory penalties, compliance costs, and legal liabilities, adversely affecting our financial condition and ability to grow our online services.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

In addition, our security measures may not fully protect us from system failures or interruptions. While we have policies and procedures to mitigate these risks, we cannot guarantee their effectiveness. We also rely on third-party providers for data processing and operational support. Although we carefully select these providers, we do not control their actions. If a third-party vendor experiences disruptions, cyber-attacks, or fails to meet service standards, it could impair our ability to process transactions, deliver services, or conduct business. Transitioning to alternative vendors could involve significant delays and costs.

Our business may also be adversely affected by the increasing prevalence of fraud and other financial crimes. As a bank, we are vulnerable to fraudulent activity, which may result in financial losses, increased costs, or damage to our reputation. Fraud may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and social engineering. Nationally, incidents of fraud and financial crimes have been on the rise, and we have experienced losses due to such activities. While we have policies and procedures to prevent these losses, we cannot guarantee that they will not occur.

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

Competition for qualified employees in the banking industry is intense, with a limited pool of candidates experienced in community banking. Our success relies on attracting and retaining skilled management, loan origination, finance, administrative, marketing, and technical personnel, as well as on the continued contributions of key executives, including our Chief Executive Officer, J. Chris Verenes, and other critical employees. Losing any of these individuals could result in a challenging transition period and negatively impact our operations. The loss of these key personnel or directors nearing retirement without suitable replacements could adversely affect our business.

Ineffective liquidity management could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Maintaining sufficient liquidity is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations, or financial condition.

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2024, $131.8 million of our deposits were public funds.

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance (“ESG”) practices, including those relating to sustainability, it may have an adverse effect on our reputation and results of operation.

Our reputation may suffer if our diversity, equity, and inclusion (“DEI”) efforts fall short of expectations. In addition, various private third-party organizations have developed rating systems to evaluate companies on their ESG and DEI practices. These ratings may influence investors’ decisions on investments and voting. Any unfavorable ratings could damage our reputation and generate negative sentiment among investors and other stakeholders. Furthermore, while the costs associated with ESG-related compliance may rise under current regulatory frameworks, future changes in government policy, such as a potential shift in administration, could lead to deregulation or reduced oversight in ESG and DEI areas, potentially altering these cost dynamics. However, regardless of regulatory changes, failure to adapt to evolving investor and stakeholder expectations could still harm our reputation, hinder our ability to do business with certain partners, and negatively impact our stock price. Moreover, even with a shift in government policy, private third-party organizations and institutional investors may continue to demand increased transparency, requiring companies to navigate a complex and potentially inconsistent landscape for reporting, due diligence, and disclosure.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.

Security Federal is a separate legal entity from the Bank and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to Security Federal, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to Security Federal, Security Federal may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, and future prospects. At December 31, 2024, the Company had $178.3 million in unrestricted cash to support dividend and debt payments.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and a constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial-services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See “Risks Related to Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this 2024 Form 10-K for additional information.

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

From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While we have not experienced cybersecurity incidents that have materially affected our business, operations, or financial condition to date, we recognize that evolving cyber threats present a continuing risk. A successful cybersecurity breach, particularly one affecting our critical systems or third-party service providers, could result in operational disruptions, financial losses, reputational damage, legal or regulatory consequences, and loss of customer confidence. For example, unauthorized access to our systems could lead to data theft, fraud, or extended downtime impacting our ability to provide financial services. If such an event were to occur, it could have a material adverse effect on our results of operations and financial condition.

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

Item 2.  Properties

As of December 31, 2024, we owned the buildings and land for 12 of our branch offices and our operations center, leased the land and owned improvements for one office, and leased five other offices, including our main office.  The Ridge Spring branch is owned by the Town of Ridge Spring, with some capital improvements made by Security Federal.  Additionally, we own two other properties: one lot originally purchased for a future branch site, which is listed for sale, and one building adjacent to our 1705 Whiskey Road office, which is leased. We also rent and sublease a building adjacent to our main office.  See "Note 5 - Premises and Equipment, Net and Leases" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2024 Form 10-K.

Item 3.     Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the course of its business.  It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4.     Mine Safety Disclosures

Not applicable.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders: The Company’s stock is traded on the OTC Pink Open Market under the symbol “SFDL.OB.” As of March 14, 2025, the Company had approximately 279 shareholders of record, not including shares held in street name. Any over-the-counter market quotations of the Company’s stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividends: Our Board of Directors has declared quarterly cash dividends on our common stock for 129 consecutive quarters. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Purchases of Equity Securities by Issuer and Affiliated Purchasers.  The following table summarizes common stock repurchases during the three months ended December 31, 2024

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	-	$-	-	135,276
November 1, 2024 - November 30, 2024	8,210	27.00	8,210	127,066
December 1, 2024 - December 31, 2024	-	-	-	127,066
Total	8,210	$27.00	8,210

(1) On June 23, 2023, the Company announced that its Board of Directors had approved a share repurchase program authorizing the repurchase of up to three percent, or approximately 97,612 shares, of the Company's outstanding common stock as of that date. The program has no set expiration date and will remain in effect until the authorized shares have been fully repurchased, unless otherwise modified or terminated. The Board retains the discretion to suspend, terminate, or modify the program at any time based on factors such as market conditions, repurchase costs, alternative investment opportunities, liquidity needs, and other relevant considerations. On August 19, 2024, the Board authorized an increase in the repurchase program, adding an additional 100,000 shares to the total shares available for repurchase.

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

Item 6. [Reserved]

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, that appear in Part II, "Item 8. Financial Statements and Supplementary Data" and should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this 2024 Form 10-K.

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

The significant accounting policies of the Company are described in Note 1 of the Notes to the Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data," in this 2024 Form 10-K.

The Company believes the allowance for credit losses is a critical accounting policy that requires the most significant judgments, estimates and assumptions used in preparation of the Consolidated Financial Statements.  The impact of an unexpectedly large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. The Company considers the allowance for credit losses to be a critical accounting policy, requiring significant judgments, estimates, and assumptions in preparing its Consolidated Financial Statements.  An unexpectedly large loss could deplete the allowance, necessitating increased provisions that may negatively impact earnings.  The CECL method is employed for credit loss provisioning, with all credit losses and recoveries charged and credited, respectively, to the related allowance.  Additions to the allowance are determined based on various factors, including collateral value, borrower guarantees, repayment ability, loan portfolio composition, and economic conditions. Monthly evaluations are conducted, adjusting the allowance in response to changes. While management uses the best available information, future adjustments may be necessary if economic conditions differ significantly from assumptions.  Further details on the estimation process and methodology are discussed in the “Financial Condition” and “Comparison of the Years Ended December 31, 2024 and 2023 - Provision for Credit Losses” sections of this 2024 Form 10-K.

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

Financial Condition - Assets

Total assets increased $62.1 million or 4.0% to $1.61 billion at December 31, 2024 from $1.55 billion at December 31, 2023.  This increase was primarily due to increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in investment securities and other assets.

Cash and cash equivalents increased $50.0 million or 39.0% to $178.3 million at December 31, 2024 compared to $128.3 million at December 31, 2023, due to increased deposits, while certificates of deposits with other banks decreased $1.1 million or 46.8% to $1.3 million at December 31, 2024 compared to the prior year end.

Total investment securities decreased $39.9 million or 5.7% to $660.8 million at December 31, 2024 from $700.7 million at December 31, 2023 as maturities, sales and principal paydowns exceeded purchases of investments during the year. The Company purchased $71.9 million of investment securities during the year ended December 31, 2024 compared to $66.3 million during 2023.

Loans receivable, net, including loans held for sale, increased $64.6 million or 10.4% to $687.1 million at December 31, 2024 from $622.5 million at December 31, 2023. The increase was due to growth across all loan categories, except other consumer loans, which declined slightly in 2024 as compared to 2023.

The most significant growth occurred in our residential and commercial real estate loan portfolios. Residential mortgage loans held for investment increased $30.8 million or 17.8% to $203.7 million at December 31, 2024 from $172.9 million at December 31, 2023. Commercial real estate loans increased $23.7 million or 9.0% to $288.5 million at December 31, 2024, from $264.8 million at December 31, 2023.  Additionally, construction loans increased by $5.4 million, commercial and agricultural loans by $3.6 million, and HELOCs by $3.3 million. These increases were partially offset by a $677,000 decline in other consumer loans.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans held for sale, comprised of fixed rate residential loans, totaled $599,000 at December 31, 2024 compared to $967,000 at December 31, 2023. Typically, long-term fixed-rate residential real estate loans, when newly originated, are not retained in the portfolio but are promptly sold, unlike ARM loans, which are generally held in the portfolio. The Bank sells its fixed-rate residential loans on a service-released basis. The total value of fixed-rate residential loans sold to institutional investors on a service-released basis was $30.2 million during the year ended December 31, 2024, compared to $21.6 million during the year ended December 31, 2023.

Other assets decreased $12.5 million or 42.7% to $16.8 million at December 31, 2024 from $29.2 million at December 31, 2023. The decrease was primarily the result of a $10.8 million decrease in principal payments receivable on investments. The higher balance in the prior year was due to the maturity of one investment security that matured on December 31, 2023 but payment was not received until the beginning of 2024.

Financial Condition - Non-Performing Assets

The Bank’s non-performing assets, consisting solely of nonaccrual loans, increased $811,000 or 11.9% to $7.6 million at December 31, 2024, from $6.8 million at December 31, 2023.  At December 31, 2024 and 2023, the Bank did not have any loans that were 90 days or more past due and still accruing interest, or OREO. Non-performing assets represented 0.44% and 0.49% of total assets at December 31, 2024 and 2023, respectively. The ratio of the allowance for credit losses to total loans was 1.98% at both December 31, 2024 and 2023.

The following table presents information regarding the Bank’s non-performing loans at the dates indicated.

	As of December 31, 2024		At December 31, 2023
(Dollars in thousands)	Amount	# of loans	Amount	# of loans	$ Change	% Change
Non-Accrual Loans:
Construction Real Estate	$1,438	4	$868	4	$570	65.7%
Residential Real Estate	1,707	19	1,307	16	400	30.6
Commercial Real Estate	3,658	7	4,125	5	(467)	(11.3)
Commercial and Agricultural	331	5	50	3	281	562.0
HELOC	424	7	413	5	11	2.7
Other Consumer	78	12	62	10	16	25.8
Total Non-Accrual Loans	7,636	54	6,825	43	811	11.9%
Other Non-Performing Assets:
OREO	—		—		—	—
Total Non-Performing Assets	$7,636		$6,825		$811	11.9%

Total Gross Loans Receivable, Net of Deferred Loan Fees	$700,444		$634,131
Non-Accrual Loans to Total Loans	1.09%		1.08%
Non-Performing Assets to Total Assets	0.47%		0.44%
Allowance for Credit Losses on Loans to Non-Accrual Loans	181.95%		184.16%
Allowance for Credit Losses on Loans to Total Loans	1.98%		1.98%

The increase in non-performing assets at December 31, 2024, was primarily driven by higher levels of non-performing construction, residential real estate, and commercial and agricultural loans. This was partially offset by a decrease in non-performing commercial real estate loans compared to the year ended December 31, 2023. The largest increase occurred in non-performing construction loans, which increased $570,000 or 65.7% to $1.4 million at December 31, 2024 , from $868,000 at December 31, 2023.  At December 31, 2024, non-performing construction loans consisted of four loans to four borrowers, with an average loan balance of $252,000, compared to four loans to four borrowers with an average loan balance of $217,000 at December 31, 2023.

Non-performing residential real estate loans increased $400,000 or 30.6% to $1.7 million at December 31, 2024, up from $1.3 million at December 31, 2023. Non-performing residential real estate loans at December 31, 2024, consisted of 19 loans to 19 borrowers with an average loan balance of $113,000, the largest of which was $431,000, compared to 16 loans to 16 borrowers with an average loan balance of $82,000, the largest of which was $291,000, at December 31, 2023.

Non-performing commercial and agricultural loans increased $281,000 or 562.0% to $331,000 at December 31, 2024, compared to $50,000 at December 31, 2023. At December 31, 2024, non-performing commercial and agricultural loans consisted of five loans to five borrowers, with an average loan balance of $66,000, compared to three loans to three borrowers with an average loan balance of $17,000 at December 31, 2023.

Offsetting these increases was a $467,000 or 11.3% decrease in non-performing commercial real estate loans, which declined to $3.7 million at December 31, 2024, from $4.1 million at December 31, 2023. At December 31, 2024, non-performing commercial real estate loans consisted of seven loans to seven borrowers, with an average loan balance of $523,000, compared to five loans to five borrowers with an average loan balance of $825,000 at December 31, 2023.

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the underlying collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The Bank conducts a monthly review of its loan portfolio and allowance for credit losses. In determining the appropriate allowance during the years ended December 31, 2024 and 2023, management considered various factors, including national and state unemployment rates, benefit claim levels, government financial assistance, inflation, consumer spending trends, and the Bank's largest commercial loan relationships.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Liabilities and Shareholders' Equity

The majority of the Bank’s deposits are originated within the Bank’s immediate market area. Total deposits increased $129.0 million or 10.8% to $1.32 billion at December 31, 2024, up from $1.19 billion at December 31, 2023. The increase primarily was the result of an $78.8 million or 34.2% increase in certificates of deposit balances, a $41.6 million or 10.3% increase money market account balances and, to a lesser extent, a $9.3 million or 2.0% increase in checking account balances. We believe the majority of the increases in deposits were due to competitive promotional rates for certificates of deposits and money market accounts in addition to a $19.7 million increase in total brokered deposits.

We had brokered time deposits of $25.8 million and $6.5 million at December 31, 2024 and 2023, respectively. We use brokered time deposits as part of our interest rate risk management strategy, as they provide access to large deposit amounts at competitive rates that are typically slightly higher than those available in our market areas. A portion of these brokered time deposits includes a call option, allowing the Bank to redeem them early should interest rates shift. Additionally, the Bank maintained $5.4 million and $5.0 million in non-certificate brokered deposits at December 31, 2024 and 2023, respectively. Brokered deposits were 2.5% and 1.0% of total deposits at December 31, 2024 and 2023, respectively.

Total uninsured deposits (those that exceeded the FDIC insurance limit of $250,000) were $365.8 million and $327.7 million at December 31, 2024 and 2023, respectively.  These estimates are based on methodologies and assumptions used for the Bank’s regulatory reporting requirements. Certificates of deposits exceeding the FDIC insurance limit totaled $96.0 million and $50.2 million at December 31, 2024 and 2023, respectively. The following table summarizes the maturity schedule of certificates of deposit with a balance of $250,000 or more at December 31, 2024:

(In Thousands)
Within 3 Months	$14,375
After 3 Months, Within 6 Months	12,164
After 6 Months, Within 12 Months	34,381
After 12 Months	35,121
$96,041

Certificates of deposit scheduled to mature in one year or less totaled $253.1 million at December 31, 2024 compared to $198.3 million at December 31, 2023.  Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

We had no outstanding FHLB advances at December 31, 2024 and 2023. We had $50.0 million in outstanding borrowings under the FRB's BTFP with a weighted average borrowing rate of 4.76% at December 31, 2024, compared to $119.2 million at December 31, 2023, with a weighted average borrowing rate of 4.60%. During 2023, we elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program have a one-year term and are priced at the OIS rate plus 10 basis points on the day the advance is made. Effective January 24, 2024, the FRB announced that future advances through the program’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance. At December 31, 2024, we had pledged investment securities with an amortized cost of $370.2 million and a fair value of $341.0 million as collateral for these borrowings compared to an amortized cost and fair value of $381.0 million and $350.6 million, respectively, at December 31, 2023, respectively.

Other borrowings increased $8.6 million or 45.0% to $27.8 million at December 31, 2024 from $19.2 million at December 31, 2023.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days, and the interest rate paid on these borrowings floats monthly with money-market type rates. The interest rate paid on the repurchase agreements was 1.49% at both December 31, 2024 and 2023, respectively. We had pledged, as collateral for these repurchase agreements, investment securities with amortized costs and fair values of $42.1 million and $39.7 million at December 31, 2024, and $44.7 million and $42.0 million at December 31, 2023, respectively.

At both December 31, 2024 and 2023, the Company had $5.2 million in junior subordinated debentures outstanding. In addition, at December 31, 2024, the Company had $10.0 million in subordinated debentures (“Notes”) outstanding compared to $26.5 million at December 31, 2023. During the year ended December 31, 2024, the Company repurchased $16.5 million in principal of the Notes. For additional information, refer to Notes 12 and 13 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2024 Form 10-K.

Total shareholders' equity increased $10.0 million or 5.8% to $182.4 million at December 31, 2024 from $172.4 million at December 31, 2023. The increase was primarily attributable to net income available to common shareholders of $8.9 million during 2024 and a $3.9 million decrease in accumulated other comprehensive loss, net of tax, related to the unrecognized gain in value of AFS securities during the year ended December 31, 2024.  These increases were partially offset by $1.8 million in dividends paid to common shareholders and $926,000 in dividends paid to preferred shareholders.  Book value per common share was $31.21 at December 31, 2024 compared to $27.69 at December 31, 2023.

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

	Years Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets:
Loans: (1)	$4,469	$4,005	$8,474	$3,727	$3,463	$7,190
Taxable Investment Securities	(1,277)	2,006	729	(78)	12,681	12,603
Non-taxable Investment Securities (2)	(202)	(62)	(264)	(114)	34	(80)
Deposits in Other Banks	3,425	(81)	3,344	2,571	(11)	2,560
Total Interest-Earning Assets	$6,415	$5,868	$12,283	$6,106	$16,167	$22,273
Interest-Bearing Liabilities:
Deposits:
Certificate Accounts	$1,987	$3,047	$5,034	$384	$5,000	$5,384
Other Interest Bearing Deposits	953	3,160	4,113	(39)	12,446	12,407
Total Deposits	2,940	6,207	9,147	345	17,446	17,791
Borrowings	209	395	604	1,372	1,538	2,910
Total Interest-Bearing Liabilities	3,149	6,602	9,751	1,717	18,984	20,701
Net change in net interest income (tax equivalent) (2)	$3,266	$(734)	$2,532	$4,389	$(2,817)	$1,572

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)

THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS.

THE TAX EQUIVALENT YIELD ADJUSTMENT TO INTEREST EARNED ON MUNICIPAL BONDS WAS $105,000 AND $127,000 FOR THE YEARS ENDED DECEMBER 31, 2024 AND  2023, RESPECTIVELY.

Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table compares detailed average balances, average yields on interest earning assets, and average costs of interest bearing liabilities at December 31, 2024 and 2023. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	For the Year Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-Earning Assets:
Loans (1)	$673,566	$41,301	6.13%	$597,235	$32,827	5.50%
Taxable Investment Securities	662,859	29,478	4.45	692,591	28,749	4.15
Non-taxable Investments (2)	14,728	527	3.58	20,513	766	3.73
Deposits in Other Banks	119,561	6,105	5.11	52,499	2,762	5.26
Total Interest-Earning Assets	$1,470,714	$77,411	5.26	$1,362,838	$65,104	4.78
Interest-Bearing Liabilities:
Checking, Savings and Money Market Accounts	$734,424	$18,824	2.56	$692,257	$14,710	2.12
Certificate Accounts	267,140	11,025	4.13	208,221	5,991	2.88
Total Interest-Bearing Deposits	1,001,564	29,849	2.98	900,478	20,701	2.30
Junior Subordinated Debt	5,155	376	7.29	5,155	364	7.06
Subordinated Debt	24,713	1,297	5.25	26,500	1,393	5.26
FRB and Other Borrowings (3)	96,941	3,957	4.08	89,122	3,271	3.67
Total Interest-Bearing Liabilities	$1,128,373	$35,479	3.14%	$1,021,255	$25,729	2.52%
Net Interest Rate Spread			2.12%			2.26%
Tax Equivalent Net Interest Income/Margin (2)		$41,932	2.85%		$39,375	2.89%
Less: tax equivalent adjustment (2)		105			127
Net Interest Income		$41,827			$39,248

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)

TAX EQUIVALENT BASIS RECOGNIZES THE INCOME TAX SAVINGS WHEN COMPARING TAXABLE AND TAX-EXEMPT ASSETS AND WAS CALCULATED USING THE EFFECTIVE TAX RATE IN PLACE FOR THE YEARS ENDED December 31, 2024 and 2023. THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS INCLUDED IN OUR INVESTMENT PORTFOLIO DURING THE PERIODS INDICATED.

(3)	INCLUDES BORROWINGS FROM THE FRB AND REPURCHASE AGREEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Net Income Available to Common Shareholders

Net income available to common shareholders was $8.9 million or $2.77 per basic common share for the year ended December 31, 2024, compared to $10.2 million, or $3.14 per common share, for the year ended December 31, 2023.  The decrease in net income was primarily due to increases in the provision for credit losses, non-interest expense and the provision for income taxes, partially offset by increases in net interest income and non-interest income.

Net Interest Income

Net interest income increased $2.6 million or 6.6% to $41.8 million for the year ended December 31, 2024, compared to $39.2 million in 2023. The increase was due to higher interest income from loans, deposits in other banks and, to a lesser extent, investments, partially offset by an increase in interest expense, principally on deposits. The net interest margin on a tax-equivalent basis decreased four basis points to 2.85% for the year ended December 31, 2024 from 2.89% for the year ended December 31, 2023.

Total average interest-earning assets increased $107.9 million or 7.9% to $1.47 billion for the year ended December 31, 2024 from $1.36 billion for the year ended December 31, 2023, with a 48 basis point increase in the average yield earned on these assets. Similarly, average interest-bearing liabilities increased $107.1 million or 10.5% to $1.13 billion for the year ended December 31, 2024 from $1.02 billion for the year ended December 31, 2023, with an increase of 62 basis points in the average cost. The interest rate spread on a tax-equivalent basis decreased 14 basis points to 2.12% for the year ended December 31, 2024 from 2.26% in 2023.

Total interest income increased $12.3 million or 19.0% to $77.3 million for the year ended December 31, 2024, compared to $65.0 million for the year ended December 31, 2023, as a result of increased interest income on loans, deposits in other banks and, to a lesser extent, investments.

Interest income on loans increased $8.5 million or 25.8% to $41.3 million for the year ended December 31, 2024 compared to $32.8 million for the year ended December 31, 2023. The increase was due to a $71.3 million increase in the average balance of loans outstanding during the year ended December 31, 2024 combined with a 63 basis point increase in the average loan yield.

Interest income on taxable investment securities increased $729,000, or 2.5%, due to a 30 basis point increase in the average yield earned on these assets during 2024 compared to 2023, partially offset by a $29.7 million decrease in the aggregate average balance of these interest-earning assets. Conversely, tax equivalent interest income on non-taxable investment securities decreased $239,000 or 31.2%, due to a $8.8 million decrease in the aggregate average balance of and a 16 basis point decrease in the average yield earned on these assets during 2024 compared to 2023.

Interest income on deposits with other banks increased $3.3 million or 121.0% to $6.1 million for the year ended December 31, 2024 compared to $2.8 million for prior year.  This increase was due to a $67.1 million increase in the average balance of deposits with other banks.  The average yield earned on these deposits was 5.11% for the year ended December 31, 2023, compared to 5.26% in 2023.

Total interest expense increased $9.8 million or 37.9% to $35.5 million for the year ended December 31, 2024, compared to $25.7 million for the year ended December 31, 2023, due to a 62 basis point increase in the average cost of interest-bearing liabilities and a $107.1 million or 10.5% increase in their average balance. Higher deposit rates were the primary reason, with the average rate paid on deposits increasing 68 basis points to 2.98% in 2024 from 2.30% in 2023.  The average balance of interest-bearing deposits increased $101.1 million or 11.2% to $1.0 billion during the year ended December 31, 2024 compared to $900.5 million during 2023.

Interest expense on FRB and other borrowings increased $686,000 or 21.0% to $4.0 million during the year ended December 31, 2024, compared to $3.3 million during the prior year. The increase was attributable to both a $7.8 million or 8.8% increase in the average balance of borrowings and a 41 basis point increase in the average cost of borrowing, which rose to 4.08% in 2024 from 3.67% during 2023.

Provision for Credit Losses

We recorded a provision for credit losses of $1.4 million for the year ended December 31, 2024.  This consisted of a $1.5 million provision for credit losses on loans and a $110,000 reversal of the provision credit losses on unfunded commitments, compared to a $246,000 provision for credit losses for the year ended December 31, 2023, which consisted of  a $601,000 provision for credit losses on loans and a $355,000 reversal of the provision credit losses on unfunded commitments. The increase in the provision was due to overall growth in the loan portfolio, increased substandard loans and higher charge-offs during the year.  Net charge-offs for the year ended December 31, 2024 totaled $155,000, compared to net recoveries of $6,000 in 2023. Non-performing assets, consisting solely of nonaccrual loans, increased $811,000, or 11.9%, to $7.6 million at December 31, 2024 from $6.8 million at December 31, 2023. Non-performing assets represented 0.47% and 0.44% of total assets at December 31, 2024 and 2023, respectively.

The provision for credit losses is determined as part of management's ongoing monthly assessment of the loan portfolio's credit quality and the adequacy of the allowance for credit losses. The Company follows established policies and procedures to evaluate and monitor credit quality, including internal and external loan reviews to identify potential problem loans. The Asset Classification Committee conducts monthly reviews, and the Board of Directors evaluates the adequacy of the allowance for credit losses on a quarterly basis.

Management believes the allowance for credit losses at December 31, 2024 is adequate based on its best estimates of the expected losses in the loan portfolio; however, these estimates are subject to uncertainty. Since the allowance for credit losses is an estimation, there is no guarantee that actual credit losses will not exceed the allowance or that further increases in the allowance will not be necessary in the future. A significant deterioration in national and local economic conditions, triggered by factors like inflation, recession, unemployment or money supply fluctuations, could lead to a substantial increase in the allowance for credit losses, potentially adversely impacting the Company’s financial condition and results of operations.  In addition, bank regulatory agencies may require us to make additional provisions to the allowance for credit losses during examinations, based on their own judgments and estimates.

Non-Interest Income

Non-interest income increased $857,000 or 9.1% to $10.2 million for the year ended December 31, 2024 from $9.4  million for the year ended December 31, 2023, with increases occurring in all categories except other income. Increases in gain on sales of loans, trust income, and ATM and check card fee income were the primary drivers.

Gain on sales of loans increased $153,000 or 24.4% to $779,000 for the year ended December 31, 2024, compared to the prior year, as the dollar volume of loans sold to investors increased. The Bank sold $31.3 million of loans in 2024 compared to $22.1 million during 2023.

Trust income increased $405,000 or 21.8% to $2.3 million for the year ended December 31, 2024 compared to $1.9 million in 2023 primarily due to non-recurring estate settlement fees received in 2024.  ATM and check card fee income increased $152,000 or 4.9% to $3.2 million for the year ended December 31, 2024 compared to $3.0 million in 2023 reflecting higher transaction volume.

We received $500,000 and $437,000 in grant income during the years ended December 31, 2024 and 2023, respectively. The grant income received in 2024 included a $220,000 CDFI Assistance Award and $280,000 through the CDFI Fund Bank Enterprise Award ("BEA") program.  All grant income received in 2023 was from the BEA program. These grants were allocated to support the Bank's ongoing initiatives in community development financing and service activities within the most economically distressed communities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $2.2 million or 6.2% to $38.1 million during the year ended December 31, 2024 compared to $35.9 million in 2023.  This increase was primarily a result of increases in compensation and employee benefits, cloud service expense, and other non-interest expense, partially offset by a decrease in depreciation and maintenance of equipment expenses.

Compensation and employee benefits increased $1.5 million or 7.3% to $21.8 million during the year ended December 31, 2024 from $20.3 million in 2023.  This increase was primarily due to an increase in employee salaries and annual cost-of-living adjustments.

Debit card expenses increased $125,000 or 8.7% to $1.6 million during the year ended December 31, 2024 from $1.4 million in 2023, primarily due higher transaction volumes and rising transaction costs.  Occupancy expenses increased $121,000 or 3.8% to $3.3 million in 2024 from $3.2 million in 2023, primarily due to the addition of our newest branch in the second quarter of 2023.

Data processing expenses increased $105,000 or 8.0% to $1.4 million during the year ended December 31, 2024 and cloud services expenses increased $218,000 or 30.5% to $932,000 in 2024.  These increases were the result of increases in the cost of services provided by third-party vendors and higher transaction volume when compared to the prior year.

Provision for Income Taxes

The provision for income taxes increased $469,000 or 20.5% to $2.8 million during the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023, despite lower pre-tax income. The increase was primarily due to a $396,000 reduction in income tax expense in 2023 resulting from tax credits associated with the new branch opened during that year, partially offset by an increase in pre-tax net income.  The Company's combined federal and state effective income tax rate was 21.9% for 2024 compared to 18.3% for 2023.

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions.

	December 31,
(Dollars in thousands)	2024	2023
Bank’s Shareholders’ Equity (1)	$159,948	$151,329
Reduction for Goodwill	1,200	1,200
Tangible Capital	158,748	150,129
Core Capital	158,748	150,129
Supplemental Capital	10,657	10,328
Total Risk-Based Capital	$169,405	$160,457

(1)	EXCLUDES UNREALIZED LOSSES ON INVESTMENT SECURITIES OF $31.1 MILLION AND $35.1 MILLION December 31, 2024 and 2023, RESPECTIVELY.

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on capital levels at December 31, 2024, the Bank was considered to be well capitalized. At December 31, 2024, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (CET1) capital ratios of 9.9%, 18.7%, 20.0%, and 18.7%, respectively.  CET1 consists of Tier 1 capital less all capital components that are not considered common equity.

In addition to the FDIC’s minimum capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2024, the Bank’s capital conservation buffer was 12.0%.

For additional information regarding the Bank's and Company's regulatory capital compliance, see the discussion included in Note 15 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2024 Form 10-K.

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

Our principal use of funds is the origination of mortgages and other loans, and the purchase of investment securities. The Bank’s liquidity is impacted by the volume of loans sold and principal payments received.  During the years ended December 31, 2024 and 2023, the Bank sold $31.3 million and $22.1 million in loans, respectively.  During the same periods, the net increase in loans outstanding, accounting for originations and principal repayments (excluding loans held for sale), totaled $66.5 million and $74.7 million, respectively.  Further, purchases of investment securities totaled $71.9 million during 2024 compared to $66.3 million during 2023. Other uses of funds in 2024 included debt repayment, property and equipment purchases and improvements, and $2.7 million in dividend payments to common and preferred shareholders.

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

Commitments to extend credit are subject to the Bank’s normal credit policies. At December 31, 2024, unused lines of credit on HELOCs, credit cards, and commercial loans totaled $147.1 million. The Bank also had undisbursed loans-in-process of $11.3 million, included in total unused commitments. These commitments are expected to be funded through loan amortizations, deposit inflows, principal payments on investments, and short-term borrowing capacity. See Note 18 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2024 Form 10-K for additional information regarding our commitments and off-balance sheet arrangements.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during 2024 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor. For the year ending December 31, 2025, we project that fixed commitments will include $475,000 of operating lease payments. See Note 5 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2024 Form 10-K for additional information regarding our operating leases.

The Bank’s liquidity has been positively impacted by increases in deposit levels in recent years. During the year ended December 31, 2024, deposits increased by $129.0 million. Our liquid assets in the form of cash and cash equivalents, certificates of deposit at other banks and investments increased to $840.4 million at December 31, 2024 from $831.3 million at December 31, 2023. Total certificates of deposit scheduled to mature in one year or less totaled $253.1 million at December 31, 2024. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

Primary sources of short-term liquidity for the Bank include borrowings from the FRB, the FHLB of Atlanta, and a $50.0 million line of credit with the Pacific Coast Bankers Bank.

We had $50.0 million in outstanding borrowings under the FRB's BTFP with a weighted average borrowing rate of 4.76% at December 31, 2024, compared to $119.2 million at December 31, 2023, with a weighted average borrowing rate of 4.60%. During 2023, the Company elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program have a one-year term and are priced at the OIS rate plus 10 basis points on the day the advance is made. Effective January 24, 2024, the FRB announced that future advances through the program’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance. At December 31, 2024, we had pledged investment securities with an amortized cost of $370.2 million and a fair value of $341.0 million as collateral for these borrowings.

We had no outstanding FHLB advances at December 31, 2024 and 2023. The Bank maintains an approved line of credit with the FHLB of Atlanta, allowing for borrowing of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. As of December 31, 2024, the Bank has the ability to borrow $453.5 million based on the collateral value of pledged investment securities and loans. Management believes that future liquidity can be met through the Bank's deposits, which totaled $1.3 billion at December 31, 2024, as well as through sales and maturities of investment securities, and loans sold to investors. During the years ended December 31, 2024 and 2023, proceeds from sales, payments and maturities of investment securities totaled $113.5 million and $86.6 million, and loans sold to investors totaled $31.3 million and $22.1 million, respectively.

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

Security Federal Corporation is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Security Federal Corporation include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2024, Security Federal Corporation (on an unconsolidated basis) had liquid assets of $33.1 million. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate during 2025 is $0.15 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders.  Assuming continued payment during 2025 at this rate of $0.15 per share, our average total common stock dividends paid each quarter would be approximately $478,000 based on the number of our current outstanding shares at December 31, 2024.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. On August 19, 2024, the Company's Board of Directors announced an additional 100,000 shares available to be purchased under the program. During the year ended December 31, 2024, the Company repurchased 44,120 shares of its common stock at an aggregate cost of $1.1 million, leaving 127,066 shares available for further repurchase under the existing stock repurchase program at December 31, 2024. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 5 -  “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”

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

The following table indicates the NII simulation scenarios modeled and the applicable policy parameters.

Change in Market Rates	Maximum Allowable Change in NII Over		Hypothetical Change in NII Over
(in Basis Points)	12 Months	24 Months	12 Months	24 Months
400	(20.0)%	(20.0)%	(6.1)%	(8.4)%
300	(15.0)%	(15.0)%	(3.0)%	(4.8)%
200	(10.0)%	(10.0)%	(0.7)%	(1.9)%
100	(7.5)%	(7.5)%	0.3%	(0.3)%
—	—%	—%	—%	—%
(100)	(7.5)%	(7.5)%	(3.5)%	(4.3)%
(200)	(10.0)%	(10.0)%	(7.5)%	(10.3)%
(300)	(15.0)%	(15.0)%	(11.3)%	(16.4)%
(400)	(20.0)%	(20.0)%	(13.8)%	(18.6)%

The Bank performs a liquidity analysis, a component of managing liquidity risk and monitoring the Bank's asset liability strategy. This analysis compares outstanding sources of liquidity to applicable policy parameters. The Bank was in compliance with policy parameters as of December 31, 2024 and 2023. In addition, the Bank performs a contingency funding plan analysis which incorporates various simulations in order to evaluate Bank's funding resources under stressed conditions. Both the liquidity and contingency funding plan analysis are performed by the ALCO and presented to the Board of Directors quarterly.

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

The following table indicates the EVE simulation scenarios modeled and the applicable policy parameters.

Change in Market Rates (In Basis Points)	Maximum Change in Economic Value of Equity	Hypothetical change in EVE
400	(40.0)%	1.5%
300	(30.0)%	3.2%
200	(20.0)%	3.8%
100	(10.0)%	2.9%
—	—%	—%
(100)	(10.0)%	(4.8)%
(200)	(20.0)%	(12.7)%
(300)	(30.0)%	(24.3)%
(400)	(40.0)%	(41.5)%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and the Board of Directors of Security Federal Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, other comprehensive income (loss), shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

The Company reported a gross loan portfolio of $700.6 million and related allowance for credit losses (“ACL”) of $13.9 million as of December 31, 2024.  In order to measure expected credit losses on a collective basis, the Company has elected to utilize a weighted- average remaining life (“WARM”) methodology for all segments. Loans not sharing similar risk characteristics are evaluated on an individual basis. The WARM method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on Company historical data. In addition, a 6- month forecast is applied to each segment, based on external sources, with immediate reversion to historical loss rates at the end of the forecast period. Additionally, a qualitative scorecard is used by management to assess the need for adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation process. The qualitative scorecard evaluates certain risks such as portfolio risk, economic trends, lending policies, credit administration risk, and industry conditions.

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

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 14, 2025

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and Cash Equivalents	$178,277	$128,284
Certificates of Deposit with Other Banks	1,250	2,350
Investments:
Available For Sale ("AFS")	525,623	537,640
Held To Maturity ("HTM") (Fair Value of $130,902 and $158,540 at December 31, 2024 and December 31, 2023, Respectively)	135,200	163,072
Total Investments	660,823	700,712
Loans Receivable, Net:
Held For Sale	599	967
Held For Investment (Net of Allowance of $13,894 and $12,569 at December 31, 2024 and December 31, 2023, Respectively)	686,550	621,562
Total Loans Receivable, Net	687,149	622,529
Accrued Interest Receivable	5,374	5,512
Operating Lease Right-of-Use Assets	927	1,402
Land Held for Sale	938	938
Premises and Equipment, Net	29,321	28,637
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,089	922
Bank Owned Life Insurance ("BOLI")	28,660	27,954
Goodwill	1,200	1,200
Other Assets	16,765	29,231
Total Assets	$1,611,773	$1,549,671
Liabilities:
Deposit Accounts	$1,324,033	$1,194,997
Borrowings from Federal Reserve Bank ("FRB")	50,000	119,200
Other Borrowings	27,809	19,180
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	10,000	26,500
Operating Lease Liabilities	959	1,442
Other Liabilities	11,428	10,835
Total Liabilities	1,429,384	1,377,309
Commitments (Note 18)
Shareholders' Equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; (82,949 Shares Authorized, Issued and Outstanding at December 31, 2024 and 2023)	$82,949	$82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,458,050 Shares Issued and 3,186,571 Shares Outstanding at December 31, 2024 and 3,456,136 Shares Issued and 3,228,777 Shares Outstanding at December 31, 2023	35	35
Additional Paid-In Capital ("APIC")	18,336	18,287
Treasury Stock, at Cost (271,479 and 227,359 Shares Outstanding at December 31, 2024 and 2023, Respectively)	(5,964)	(4,913)
Accumulated Other Comprehensive Loss ("AOCL")	(31,105)	(35,050)
Retained Earnings	118,138	111,054
Total Shareholders' Equity	182,389	172,362
Total Liabilities and Shareholders' Equity	$1,611,773	$1,549,671

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Interest Income:
Loans	$41,301	$32,827
Taxable Investment Securities	29,478	28,749
Tax-exempt Investment Securities	422	639
Other	6,105	2,762
Total Interest Income	77,306	64,977
Interest Expense:
Deposits	29,849	20,701
FRB and Other Borrowings	3,957	3,271
Subordinated Debentures	1,297	1,393
Junior Subordinated Debentures	376	364
Total Interest Expense	35,479	25,729
Net Interest Income	41,827	39,248
Provision for Credit Losses	1,370	246
Net Interest Income after Provision for Credit Losses	40,457	39,002
Non-Interest Income:
Gain on Sale of Investment Securities, Net	37	—
Gain on Sale of Loans	779	626
Service Fees on Deposit Accounts	1,243	1,220
Commissions From Insurance Agency	791	784
Trust Income	2,265	1,860
BOLI Income	706	636
ATM and Check Card Fee Income	3,170	3,018
Grant Income	500	437
Other	756	809
Total Non-Interest Income	10,247	9,390
Non-Interest Expense:
Compensation and Employee Benefits	21,799	20,313
Occupancy	3,296	3,175
Advertising	1,001	980
Depreciation and Maintenance of Equipment	1,685	1,935
FDIC Insurance Premiums	705	621
Consulting	658	746
Debit Card Expenses	1,559	1,434
Data Processing	1,410	1,305
Cloud Services	932	714
Other	5,095	4,691
Total Non-Interest Expense	38,140	35,914
Income Before Income Taxes	12,564	12,478
Provision For Income Taxes	2,757	2,288
Net Income	9,807	10,190
Preferred Stock Dividends	926	—
Net Income Available to Common Shareholders	$8,881	$10,190
Net Income Per Common Share (Basic)	$2.77	$3.14
Cash Dividend Per Share On Common Stock	$0.56	$0.52
Weighted Average Shares Outstanding (Basic)	3,208,405	3,248,149

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Net Income	$9,807	$10,190
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $1.3 million and $1.6 million at December 31, 2024 and 2023, Respectively	3,968	5,720
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $9 thousand and $0 at December 31, 2024 and 2023, Respectively	(28)	—
Amortization of Unrealized Gains on AFS Investments Transferred to HTM, Net of Tax of $2 thousand and $3 thousand at December 31, 2024 and 2023, Respectively	5	9
Other Comprehensive Income	3,945	5,729
Comprehensive Income	$13,752	$15,919

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCI (Loss)	Retained Earnings	Total
December 31, 2022	82,949	$82,949	3,453,817	$35	200,933	$(4,331)	$18,230	$(40,779)	$104,129	$160,233
Net Income	—	—	—	—	—	—	—	—	10,190	10,190
Adoption of CECL	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	5,729	—	5,729
Treasury Stock Purchase	—	—	—	—	26,426	(582)	—	—	—	(582)
Employee Stock Purchase Plan Issuance	—	—	2,319	—	—	—	57	—	—	57
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(1,687)	(1,687)
December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	9,807	9,807
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	3,945	—	3,945
Treasury Stock Purchase	—	—	—	—	44,120	(1,051)	—	—	—	(1,051)
Employee Stock Purchase Plan Issuance	—	—	1,914	—	—	—	49	—	—	49
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(1,797)	(1,797)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(926)	(926)
December 31, 2024	82,949	$82,949	3,458,050	$35	271,479	$(5,964)	$18,336	$(31,105)	$118,138	$182,389

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,807	$10,190
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation Expense	2,070	2,145
Discount Accretion and Premium Amortization, Net	3,551	3,919
Provisions for Credit Losses on Loans and Unfunded Commitments	1,370	246
Earnings on BOLI	(706)	(636)
Origination of Loans Held For Sale	(30,197)	(21,551)
Proceeds From Sale of Loans Held For Sale	31,344	22,123
Gain on Sales of Loans	(779)	(626)
Gain on Sales of Investments	(37)	—
Loss on Disposal of Premises and Equipment	1	29
Gain on Sale of OREO	—	(2)
Write-down of OREO	—	15
Loss on Sale of Land Held For Sale	—	9
Decrease (Increase) in Accrued Interest Receivable	138	(701)
Amortization of Operating Lease Right-of-Use ("ROU") Assets	475	459
Change in Other Assets	11,171	(11,621)
Change in Lease Liabilities and Other Liabilities	220	4,857
Net Cash Provided By Operating Activities	28,428	8,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(68,647)	(46,033)
Proceeds from Payments and Maturities of AFS Securities	68,769	61,841
Proceeds from Sale of AFS Securities	13,703	—
Purchase of HTM Securities	(3,249)	(20,253)
Proceeds from Payments and Maturities of HTM Securities	31,039	24,762
Redemption of (Investment in) Certificates of Deposits with Other Banks	1,100	(1,250)
Purchase of FHLB Stock	(167)	(696)
Redemption of FHLB Stock	—	425
Net Increase in Loans Receivable	(66,468)	(74,687)
Proceeds from Sale of Land Held for Sale	—	150
Proceeds from Sale of OREO	—	107
Proceeds from Sale of Premises and Equipment	7	—
Purchase and Improvement of Premises and Equipment	(2,762)	(2,851)
Net Cash Used By Investing Activities	(26,675)	(58,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	129,036	84,912
Increase (Decrease) in Other Borrowings, Net	8,629	(8,408)
Repurchase of Subordinated Debentures	(16,500)	—
Proceeds from FRB Borrowings	80,000	446,055
Repayment of FRB Borrowings	(149,200)	(370,935)
Purchases of Treasury Stock	(1,051)	(582)
Proceeds from Employee Stock Purchase Plan	49	57
Dividends to Common Stock Shareholders	(1,797)	(1,687)
Dividends to Preferred Stock Shareholders	(926)	—
Net Cash Provided By Financing Activities	48,240	149,412
Net Increase in Cash and Cash Equivalents	49,993	99,782
Cash and Cash Equivalents at Beginning of Year	128,284	28,502
Cash and Cash Equivalents at End of Year	$178,277	$128,284
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$35,328	$23,019
Income Taxes	$2,852	$2,091
Non Cash Transactions:
Other Comprehensive Income	$3,945	$5,729

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

Allowance for Credit Losses – Available for Sale Securities

Management evaluates all AFS investment securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (reversal of) credit losses. Losses are charged against the allowance for credit losses when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no allowance for credit losses related to the AFS portfolio.  Accrued interest receivable on AFS securities totaled $2.5 million at December 31, 2024 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.  See "Note 3 - Investments, Held to Maturity" for additional information regarding the major HTM security types. There was no allowance for credit losses on HTM securities at December 31, 2024.  Accrued interest receivable on HTM securities totaled $589,000 at December 31, 2024 and was excluded from the estimate of credit losses.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Land Held for Sale

Land held for sale is reported at the lower of the carrying amount and fair value less costs to sell. No write-downs on land held for sale were recorded during 2024 or 2023.

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

The Company adopted accounting guidance which prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. There have been no gross amounts of unrecognized tax benefits or interest or penalties related to uncertain tax positions since adoption. There are no unrecognized tax benefits that would, if recognized, affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Advertising Expense

Advertising and public relations costs are generally expensed as incurred.  External costs relating to direct mailing are expensed in the period in which the direct mailings are sent.  Advertising and public relations costs of $1.0 million and $980,000 were included in the Company’s results of operations for the years ended December 31, 2024 and 2023, respectively.

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

There were no stock options outstanding as of December 31, 2024 and 2023; and therefore, no dilutive options in the calculation of diluted EPS for those periods. The following tables show the Company’s net income per common share for the years indicated.

	Year Ended December 31,
	2024			2023
(Dollars in thousands, except EPS)	Net Income Available to Common Shareholders	Weighted Average Shares Outstanding	EPS	Net Income Available to Common Shareholders	Weighted Average Shares Outstanding	EPS
Basic EPS	$8,881	3,208,405	$2.77	$10,190	3,248,149	$3.14

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

Segment Reporting

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Executive Committee, which has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In December 2023, the FASB amended the Income Taxes topic in the ASC to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

On January 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures”. The Company has determined that all of it's banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model and the adoption did not have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk, and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractual payments.  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and securities available for sale.  The Company is subject to the regulations of various government agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the bank regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 - INVESTMENTS, AVAILABLE FOR SALE

AFS securities are recorded at fair market value. There was no allowance for credit losses for AFS securities as of December 31, 2024. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$39,670	$117	$(203)	$39,584
Small Business Administration (“SBA”) Bonds	66,491	337	(2,402)	64,426
Tax Exempt Municipal Bonds	6,746	—	(688)	6,058
Taxable Municipal Bonds	64,530	—	(11,970)	52,560
Mortgage-Backed Securities ("MBS")	389,592	346	(26,943)	362,995
Total AFS Securities	$567,029	$800	$(42,206)	$525,623

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$51,022	$72	$(728)	$50,366
SBA Bonds	79,014	416	(2,677)	76,753
Tax Exempt Municipal Bonds	21,501	643	(908)	21,236
Taxable Municipal Bonds	64,669	—	(11,554)	53,115
MBS	368,081	31	(31,942)	336,170
Total AFS Securities	$584,287	$1,162	$(47,809)	$537,640

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the Bank's MBS are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government. At December 31, 2024 the Bank held an amortized cost and fair value of $80.3 million and $76.0 million in private label CMO securities, compared to an amortized cost and fair value of $83.3 million and $76.7 million at December 31, 2023, respectively.

The amortized cost and fair value of AFS securities at December 31, 2024 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$113	$112
Due after one year to five years	13,386	12,860
Due after five to ten years	55,904	50,348
Due after ten years or more	108,034	99,308
MBS	389,592	362,995
Total AFS Securities	$567,029	$525,623

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $483.9 million and $446.1 million at December 31, 2024, and $533.7 million and $490.5 million at December 31, 2023, respectively.

During the year ended December 31, 2024, we received $13.7 million in gross proceeds from sales of AFS securities and recognized gross gains of $408,000 and gross losses of $371,000. There were no sales of AFS securities during the year ended December 31, 2023.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	#	Value	Losses	#	Value	Losses
Student Loan Pools	$3,014	$10	4	$23,427	$193	22	$26,441	$203
SBA Bonds	10,795	154	12	24,319	2,248	46	35,114	2,402
Tax Exempt Municipal Bonds	—	—	—	6,058	688	5	6,058	688
Taxable Municipal Bonds	—	—	—	52,560	11,970	59	52,560	11,970
MBS	16,510	152	26	270,559	26,791	195	287,069	26,943
	$30,319	$316	42	$376,923	$41,890	327	$407,242	$42,206

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	#	Value	Losses	#	Value	Losses
Student Loan Pools	$377	$1	1	$43,872	$727	34	$44,249	$728
SBA Bonds	2,200	5	4	39,151	2,672	63	41,351	2,677
Tax Exempt Municipal Bonds	—	—	—	12,965	908	12	12,965	908
Taxable Municipal Bonds	—	—	—	53,115	11,554	59	53,115	11,554
MBS	36,069	434	30	292,864	31,508	213	328,933	31,942
	$38,646	$440	35	$441,967	$47,369	381	$480,613	$47,809

At December 31, 2024, AFS securities consisted of 495 securities, 369 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s SBA bonds, MBS, and taxable municipal bonds. Management’s evaluation of those securities is discussed below. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary.

SBA Bonds

At December 31, 2024, there were 114 SBA Bonds, 58 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income at December 31, 2024. SBA securities are fully backed by the U.S. government.

MBS

At December 31, 2024, approximately 79% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. At December 31, 2024, there were 179 of these securities in an unrealized loss position. This impairment is believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2024.

Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government. At December 31, 2024 we held 56 private label CMO securities with an amortized cost and fair value of $80.3 million and $76.0 million, respectively. At that date, 42 of these securities had unrealized losses. Of the 42 securities in a loss position, 32 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements and LTVs further reducing potential realized losses. This impairment is believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2024.

Municipal Bonds

At December 31, 2024 there were 5 tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income as of December 31, 2024. Each of the Municipal securities held were rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.5 million at December 31, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENTS, HELD TO MATURITY

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,967	$—	$(39)	$11,928
Student Loan Pools	13,202	333	—	13,535
SBA Bonds	8,168	145	—	8,313
Taxable Municipal Bonds	973	—	(20)	953
MBS	100,890	404	(5,121)	96,173
Total HTM Securities	$135,200	$882	$(5,180)	$130,902

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$23,874	$—	$(278)	$23,596
FHLB Bond	1,000	—	—	1,000
Student Loan Pools	16,881	278	—	17,159
SBA Bonds	11,305	493	—	11,798
Taxable Municipal Bonds	962	—	(28)	934
MBS	109,050	96	(5,093)	104,053
Total HTM Securities	$163,072	$867	$(5,399)	$158,540

At December 31, 2024, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FRB and other borrowings were $94.1 million and $89.8 million compared to an amortized cost and fair value of $107.5 million and $103.8 million at December 31, 2023, respectively.

At December 31, 2024, HTM securities had a combined book value of $135.2 million and an average book yield of 4.67%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum of these results by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at December 31, 2024.  Since MBS do not have fixed maturity dates, they are disclosed separately.

	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,967	3.49%
Due after one year through five years	1,868	4.50%
Due after five years through ten years	4,031	6.59%
Due after ten years	16,444	6.68%
MBS	100,890	4.41%
Total HTM Securities	$135,200	4.67%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$—	$—	$11,928	$39	$11,928	$39
Taxable Municipal Bonds	—	—	953	20	953	20
MBS	9,906	156	43,547	4,965	53,453	5,121
	$9,906	$156	$56,428	$5,024	$66,334	$5,180

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$—	$—	$23,596	$278	$23,596	$278
Taxable Municipal Bonds	—	—	934	28	934	28
MBS	40,732	458	58,731	4,635	99,463	5,093
	$40,732	$458	$83,261	$4,941	$123,993	$5,399

At December 31, 2024 and 2023, 47 and 55 individual HTM securities were in a loss position, respectively. We believe, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. We have the ability and intent to hold these securities to maturity.

The estimate of expected credit losses on HTM securities is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label CMO securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data. At December 31, 2024, we held an amortized cost and fair value of $9.0 million and $8.9 million in HTM private label CMO securities, compared to an amortized cost and fair value of $14.6 million and $14.3 million at December 31, 2023, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of December 31, 2024. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at December 31, 2024.

2024
Amortized Cost (Dollars in thousands)	Amortized Cost
Taxable Municipal Bond
AA	973
Total Taxable Municipal Bond	973
Private Label MBS
AAA	6,673
A	1,186
Not Rated	—
Total Private Label	7,859

As of December 31, 2024, there were no HTM securities that were classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $589,000 at December 31, 2024 and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net, at the dates indicated are summarized as follows:

	December 31,
	2024		2023
(Dollars in thousands)	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
Real Estate Loans:
Construction	$109,928	15.7%	$104,508	16.5%
Residential	203,650	29.0%	172,883	27.2%
Commercial	288,509	41.2%	264,802	41.7%
Commercial and Agricultural Loans	36,870	5.3%	33,286	5.3%
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	37,837	5.4%	34,497	5.4%
Other Consumer Loans	23,843	3.4%	24,520	3.9%
Total Loans Held For Investment, Gross	700,637	100.0%	634,496	100.0%
Less:
Allowance For Credit Losses	13,894		12,569
Deferred Loan Fees	193		365
	14,087		12,934
Loans Receivable Held For Investment, Net	$686,550		$621,562

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

Substandard - loans that typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans, excluding loans held for sale, by credit quality indicators, loan segment and year of origination as of December 31, 2024.

	December 31, 2024
	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate - Construction
Pass	$13,446	$1,791	$13,688	$9,830	$683	$33,644	$5,300	$78,382
Caution	7,182	3,661	4,932	62	118	12,176	233	28,364
Special Mention	364	75	—	—	—	781	—	1,220
Substandard	134	697	—	199	118	735	79	1,962
Total Real Estate - Construction	21,126	6,224	18,620	10,091	919	47,336	5,612	109,928
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	25,712	38,130	42,248	6,611	6,651	16,280	11,131	146,763
Caution	9,170	17,725	9,839	3,742	4,586	3,244	174	48,480
Special Mention	1,097	2,016	63	413	248	64	—	3,901
Substandard	165	1,736	841	362	—	1,402	—	4,506
Total Real Estate - Residential	36,144	59,607	52,991	11,128	11,485	20,990	11,305	203,650
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	29,719	27,652	51,892	44,891	12,724	27,983	1,696	196,557
Caution	17,770	15,057	7,994	15,307	3,315	8,076	2,415	69,934
Special Mention	198	138	874	438	1,201	11,109	99	14,057
Substandard	167	6,015	775	259	—	745	—	7,961
Total Real Estate - Commercial	47,854	48,862	61,535	60,895	17,240	47,913	4,210	288,509
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	5,750	3,239	2,992	2,370	320	470	4,457	19,598
Caution	9,233	3,356	941	889	10	814	952	16,195
Special Mention	7	429	—	70	—	—	100	606
Substandard	21	174	102	30	10	41	93	471
Total Commercial and Agricultural	15,011	7,198	4,035	3,359	340	1,325	5,602	36,870
Current Period Gross Write-Offs	—	23	35	—	—	2	22	82
Home Equity Lines of Credit
Pass	163	—	—	—	—	—	28,979	29,142
Caution	—	—	—	—	—	—	7,612	7,612
Special Mention	98	—	—	—	—	—	436	534
Substandard	—	—	—	—	—	—	549	549
Total Home Equity Lines of Credit	261	—	—	—	—	—	37,576	37,837
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	5,328	3,386	2,205	776	338	52	5,039	17,124
Caution	2,550	1,501	1,243	434	217	78	285	6,308
Special Mention	132	56	22	—	—	—	8	218
Substandard	—	31	39	81	26	5	11	193
Total Other Consumer	8,010	4,974	3,509	1,291	581	135	5,343	23,843
Current Period Gross Write-Offs	—	40	18	4	6	13	164	245
Total Loans	$128,406	$126,865	$140,690	$86,764	$30,565	$117,699	$69,648	$700,637
Total Current Period Gross Write-Offs	$-	$63	$53	$4	$6	$15	$186	$327

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the balance by credit quality rating and loan segment, excluding loans held for sale, at December 31, 2023.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Non-accrual Loans

The following tables present an age analysis of past due balances by category at the dates indicated.

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$3,755	$35	$1,156	$4,946	$104,982	$109,928
Residential Real Estate	2,038	864	382	3,284	200,366	203,650
Commercial Real Estate	1,708	140	630	2,478	286,031	288,509
Commercial and Agricultural	991	-	305	1,296	35,574	36,870
Consumer HELOC	164	26	21	211	37,626	37,837
Other Consumer	216	117	46	379	23,464	23,843
Total	$8,872	$1,182	$2,540	$12,594	$688,043	$700,637

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$971	$—	$643	$1,614	$102,894	$104,508
Residential Real Estate	1,103	47	240	1,390	171,493	172,883
Commercial Real Estate	500	519	336	1,355	263,447	264,802
Commercial and Agricultural	81	1	2	84	33,202	33,286
Consumer HELOC	347	64	21	432	34,065	34,497
Other Consumer	273	138	46	457	24,063	24,520
Total	$3,275	$769	$1,288	$5,332	$629,164	$634,496

At December 31, 2024 and 2023, the Bank did not have any loans that were 90 days or more past due and still accruing interest. At December 31, 2024, $4.1 million in non-accrual loans were current, $287,000 were 30-59 days past due, and $714,000 were 60-89 days past due. The remaining non-accrual loans were 90 or more days past due. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows non-accrual loans by category at the dates indicated. There were no non-accrual loans with an allowance at December 31, 2023.

	December 31, 2024			December 31, 2023
	Nonaccrual Loans			Nonaccrual Loans
(Dollars in thousands)	With No Allowance	With an Allowance	Total	With No Allowance
Construction Real Estate	$1,438	$—	$1,438	$868
Residential Real Estate	1,503	204	1,707	1,307
Commercial Real Estate	3,658	—	3,658	4,125
Commercial and Agricultural	331	—	331	50
Consumer HELOC	424	—	424	413
Other Consumer	78	—	78	62
Total Nonaccrual Loans	$7,432	$204	$7,636	$6,825

The Company did not recognize any interest income on nonaccrual loans during the year ended  December 31, 2024. The following table represents the accrued interest receivables written off by reversing interest income during the year ended  December 31, 2024 :

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Construction Real Estate	$1	$22
Residential Real Estate	26	7
Commercial Real Estate	5	1
Commercial and Agricultural	5	1
Other Consumer	4	3
Total Loans	$41	$34

Allowance for Credit Losses

The table below shows the activity in the allowance for credit losses on loans by loan category for the years ended year December 31, 2024 and 2023.

	For the Year Ended December 31, 2024
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for (Reversal of) Credit Losses	41	581	310	237	53	258	1,480
Charge-Offs	—	—	—	(82)	—	(245)	(327)
Recoveries	35	50	25	27	3	32	172
Ending Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894

	For the Year Ended December 31, 2023
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,323	$2,124	$4,805	$875	$599	$452	$11,178
Adjustment to Allowance for Credit Loss on Adoption of ASU 2016-13	264	462	(341)	112	108	179	784
Provision for (Reversal of) Credit Losses	(775)	911	569	(189)	(13)	98	601
Charge-Offs	(1)	—	—	(16)	(1)	(157)	(175)
Recoveries	17	54	19	26	38	27	181
Ending Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569

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

In accordance with our policy, non-accrual commercial loans under $200,000 and non-accrual consumer loans under $100,000 are excluded from the review of individual loans when calculating the allowance for credit losses due to materiality. These loans are included in the pooled loans balances of the allowance for credit losses calculation.  The following table summarizes the amortized cost of collateral dependent loans:

	As of December 31,
(Dollars in thousands)	2024	2023
Construction Real Estate	$1,156	$643
Residential Real Estate	849	668
Commercial Real Estate	3,426	3,567
Consumer HELOC	295	332
Total	$5,726	$5,210

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

The Company had no modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this footnote. The allowance for credit losses - unfunded commitments at December 31, 2024 is separately classified on the balance sheet within "Other Liabilities."

The following table presents the balance and activity in the allowance for credit losses - unfunded loan commitments.

Allowance for Credit Losses - Unfunded Commitments	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Beginning Balance	$859	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	1,214
Reversal of provision for unfunded commitments	(110)	(355)
Ending Balance	$749	$859

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 - PREMISES AND EQUIPMENT, NET AND LEASES

Premises and equipment, net, at the dates indicated are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$7,082	$6,179
Buildings and Improvements	33,465	32,416
Furniture and Equipment	11,926	11,797
Construction in Progress	281	413
Total Premises and Equipment	52,754	50,805
Less: Accumulated Depreciation	(23,433)	(22,168)
Total Premises and Equipment, Net	$29,321	$28,637

Construction in progress of $281,000 at December 31, 2024 primarily included building and construction costs associated with renovations to our existing branches. Depreciation expense on premises and equipment was $2.1 million for both the years ended December 31, 2024 and 2023. Loss on disposal of premises and equipment was $1,000 and $29,000 during 2024 and 2023, respectively.

The Company has operating leases on six of its branches. During the year ended December 31, 2024, the Company made cash payments in the amount of $475,000 for operating leases. The lease expense recognized during this period was $514,000 and is included in occupancy expense within the Consolidated Statements of Income. The operating lease liability had a net decrease of $483,000 during the year ended December 31, 2024.  At December 31, 2024, the Company had operating lease ROU assets of $927,000 and an operating lease liability of $959,000 recorded on its consolidated balance sheet compared to operating lease ROU assets of $1.4 million and an operating lease liability of $1.4 million at December 31, 2023. The lease agreements have maturity dates ranging from 2025 through 2028, some of which include options for multiple five or ten year extensions. At December 31, 2024, the remaining weighted average lease term was 2.3 years and the weighted average discount rate used was 3.2%.

The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

At December 31, 2024, future undiscounted lease payments for operating leases with initial terms of one year or more were as follows:

Year ended December 31,	(Dollars in thousands)
2025	$475
2026	364
2027	147
2028	10
Total undiscounted lease payments	996
Less: effect of discounting	37
Present value of estimated lease payments (lease liability)	$959

NOTE 6 - GOODWILL

Goodwill was $1.2 million at both December 31, 2024 and 2023. In accordance with accounting guidance, the Company conducts an annual evaluation of its goodwill as of December 31 each year. Following these evaluations, the Company concluded that no impairment existed. As a result, there was no goodwill write-down for the years ended December 31, 2024 and 2023.

NOTE 7 - FHLB STOCK

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which was equal to 0.07% of total Bank assets at both  December 31, 2024 and 2023, plus a transaction component equal to 4.75% of outstanding advances (borrowings) from the FHLB of Atlanta at December 31, 2024 and 2023, respectively. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.1 million and $922,000 at December 31, 2024 and 2023, respectively. As there is no readily available market for this stock and no quoted fair value, it is carried at cost, consistent with the historical practice of redeeming the stock at par.

NOTE 8 - OTHER REAL ESTATE OWNED

The Bank had no OREO at  December 31, 2024 and 2023. Transactions in OREO for the years indicated are summarized as follows:

(Dollars in thousands)	2024	2023
Balance, beginning of year	$—	$120
Additions	—	—
Sales	—	(105)
Write-downs	—	(15)
Balance, end of year	$—	$—

There were no sales of OREO property and no OREO transactions during the year ended  December 31, 2024.  There was one OREO property sold during the year ended December 31, 2023 for gross proceeds of $107,000, which resulted in a related gain on sale of OREO in the amount of $2,000.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

	December 31,
Deposit Type (Dollars in thousands)	2024	2023
Checking	$483,275	$473,936
Money Market	443,572	401,992
Savings	87,630	88,319
Certificates of Deposit	309,556	230,750
Total Deposits	$1,324,033	$1,194,997

The Bank had $5.4 and $5.0 million in brokered deposits which are included in checking and money market deposits above at December 31, 2024 and 2023. In addition, the Bank had $25.8 million and $6.5 million in brokered time deposits at December 31, 2024 and 2023, respectively, with a weighted average interest rate of 4.50% and 4.54%, respectively. Brokered time deposits are included in certificates of deposit above and below. At December 31, 2024 and 2023, the Bank had $55,000 and $57,000, respectively, in overdrafts that were reclassified to loans.

Total uninsured deposits (those that met or exceeded the FDIC insurance limit of $250,000) totaled $365.8 million and $327.7 million at December 31, 2024 and 2023, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. The Bank had no deposit relationships greater than 5.0% of outstanding deposits at  December 31, 2024, compared to one deposit relationship totaling approximately 5.2% of outstanding deposits at December 31, 2023.

Certificate of deposits that exceeded the FDIC insurance limit of $250,000 totaled $96.0 million and $50.2 million at December 31, 2024 and 2023, respectively.

The amounts and scheduled maturities of all certificates of deposit at the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2024	2023
Within 1 Year	$253,065	$198,325
After 1 Year, Within 2 Years	33,035	16,568
After 2 Years, Within 3 Years	14,547	9,487
After 3 Years, Within 4 Years	3,777	2,636
After 4 Years, Within 5 Years	4,551	3,734
After 5 Years	581	—
Total Certificates of Deposits	$309,556	$230,750

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - FHLB ADVANCES AND FRB BORROWINGS

FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Bank's total pledged collateral for FHLB advances had an amortized cost and fair value of $48.1 million and $39.3 million at December 31, 2024 and $53.6 million and $44.1 million at December 31, 2023, respectively. At December 31, 2024 and 2023, the Company had $453.5 million and $424.4 million, respectively, in borrowing capacity at the FHLB based on the collateral value of pledged investment securities and loans. There were no outstanding FHLB advances at December 31, 2024 and 2023.

The Company had $50.0 million in outstanding borrowings under the FRB Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024 compared to $119.2 million with a weighted average borrowing rate of 4.60% at December 31, 2023. During 2023, we elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program have a one-year term and are priced at the OIS rate plus 10 basis points on the day the advance is made. Effective January 24, 2024, the FRB announced that future advances through the program’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.

Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At December 31, 2024, we had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $370.2 million and $341.0 million, compared to an amortized cost and fair value of $381.0 million and $350.6 million, respectively, at December 31, 2023.

During the third quarter of 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of December 31, 2024, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $84.9 million and $66.2 million, respectively, compared to pledged loan collateral with an amortized cost and collateral value of $93.5 million and $65.5 million at December 31, 2023, respectively.

NOTE 11 - OTHER BORROWINGS

The Bank had $27.8 million and $19.2 million in other borrowings at December 31, 2024 and 2023, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both  December 31, 2024 and 2023, the interest rate paid on the repurchase agreements was 1.49%. The maximum amount outstanding at any month end during the year ended December 31, 2024 was $28.0 million compared to $29.5 million during the year ended December 31, 2023. The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $42.1 million and $39.7 million at December 31, 2024 and $44.7 million and $42.0 million at December 31, 2023, respectively.

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

As of a result of the discontinuation of LIBOR, effective June 30, 2023, the Capital Securities transitioned from its floating rate of three month LIBOR plus 170 basis points to a replacement floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points. As of December 31, 2024 and 2023, this was a rate per annum equal to 6.32% and 7.35%, respectively.

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

In November 2024, the Company redeemed the 10-Year Notes, which had an aggregate principal balance of $16.5 million. At December 31, 2024, we had a remaining balance of $10.0 million, comprised of all 15-Year Notes. We  may redeem the 15-Year Notes at our option, in whole at any time, or in part from time to time, after  November 22, 2029.The Notes included a remedy in the event that LIBOR is discontinued. The Company will evaluate the remedy to determine an appropriate benchmark replacement for LIBOR at the early redemption date.

The Notes have been structured to qualify as Tier 2 capital for the Company under applicable regulatory guidelines. The Company used the net proceeds from the sale of the Notes to fund the redemption of the convertible senior debentures and for general corporate purposes to support future growth.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - INCOME TAXES

Income tax expense was comprised of the following for the years indicated below:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Current:
Federal	$2,551	$2,510
State	391	79
Total Current Tax Expense	2,942	2,589
Deferred:
Federal	(229)	(287)
State	44	(14)
Total Deferred Tax Benefit	(185)	(301)
Total Income Tax Expense	$2,757	$2,288

The Company's income taxes differ from those computed at the statutory federal income tax rate for the years indicated, as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Tax at Statutory Income Tax Rate	$2,639	$2,620
State Tax	426	51
Tax Exempt Interest	(82)	(126)
Tax Credits	(96)	(75)
Life Insurance	(148)	(133)
Valuation Allowance	(73)	(63)
Other	91	14
Total Income Tax Expense	$2,757	$2,288

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at  December 31, 2024 and 2023 are presented below. Net deferred tax assets or liabilities were included in other assets or other liabilities at  December 31, 2024 and 2023.

	December 31,
(Dollars in thousands)	2024	2023
Deferred Tax Assets:
Deferred Compensation	$960	$897
Provision for Credit Losses	2,985	2,722
Reserve for Unfunded Commitments	161	186
Other Real Estate Owned	75	96
Net Fees Deferred for Financial Reporting	52	58
Net Operating Losses	328	401
Unrealized Loss on AFS Securities	10,313	11,615
Tax Credits	—	268
Other	120	34
Total Gross Deferred Tax Assets	14,994	16,277
Less: Valuation Allowance	(328)	(401)
Total Deferred Tax Assets	14,666	15,876

Deferred Tax Liabilities:
FHLB Stock Basis Over Tax Basis	72	72
Depreciation	1,247	946
Prepaid Expenses	40	202
Total Deferred Tax Liability	1,359	1,220
Net Deferred Tax Asset	$13,307	$14,656

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2024, management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $63,000. The Company had state net operating losses attributable to the non-bank entities of $8.3 million and $10.2 million for the years ended December 31, 2024 and 2023, respectively.

Retained earnings at December 31, 2024 included tax bad debt reserves of $2.1 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a bank holding company, they may be subject to federal income tax at the prevailing corporate tax rate.  At December 31, 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Tax returns for 2021 and subsequent years are subject to examination by taxing authorities.

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

Based on its capital levels at December 31, 2024, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2024, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at December 31, 2024 and 2023.

	Actual		For Capital Adequacy		To Be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$158,748	18.7%	$50,913	6.0%	$67,883	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	169,405	20.0%	67,883	8.0%	84,854	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	158,748	18.7%	38,184	4.5%	55,155	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	158,748	9.9%	64,277	4.0%	80,346	5.0%
December 31, 2023
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$150,129	18.2%	$49,391	6.0%	$65,854	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	160,457	19.5%	65,854	8.0%	82,318	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	150,129	18.2%	37,043	4.5%	53,506	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	150,129	9.8%	61,076	4.0%	76,345	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At December 31, 2024 the Bank’s conservation buffer was 12.0%.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service.  The Company matches a portion of the employees’ contributions and the plan has a discretionary profit sharing provision.  Total employer contributions were $404,000 and $368,000 for the years ended December 31, 2024 and 2023, respectively, which are included within Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

The Company has an Employee Stock Purchase Plan (“ESPP”).  The ESPP allows employees of the Company to purchase stock quarterly through a payroll deduction at a discount calculated as 15% of the market value with a floor equal to the Company’s book value.  The ESPP, which was approved by stockholders in April 2018, became effective July 1, 2018. Participation in the ESPP is voluntary.  Employees are limited to investing $25,000 or 5% of their annual salary, whichever is lower, during the year.  There were 1,914 shares of common stock purchased through the ESPP during the year ended December 31, 2024 compared to 2,319 shares purchased during 2023.

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

Participation in the ESPP, the Plan, the Branch Incentive Plan and the Executive Plan is voluntary. During the years ended December 31, 2024 and 2023, the Company incurred expenses of $225,000 and $238,000, respectively, related to these incentive plans, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

Certain officers of the Company participate in a supplemental retirement plan.  These benefits are not qualified under the Internal Revenue Code and they are not funded.  During the years ended December 31, 2024 and 2023, the Company incurred expenses of $471,000 and $411,000, respectively, for this plan, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17 - BANK OWNED LIFE INSURANCE

BOLI provides key person life insurance on certain officers of the Company. The cash value of the life insurance policies is recorded as a separate line item in the accompanying balance sheets at $28.7 million and $28.0 million at December 31, 2024 and 2023, respectively.  The earnings portion of the insurance policies grows tax deferred and helps offset the cost of the Company’s benefits programs.  The Company recorded earnings of $706,000 and $636,000 for the growth in the cash surrender value of life insurance during the years ended December 31, 2024 and 2023, respectively. The Company received no death benefits during the years ended December 31, 2024 and 2023.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $147.1 million and $157.9 million and letters of credit of $5.1 million and $3.4 million at December 31, 2024 and 2023, respectively. These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet.  Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk.  Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Included in the loan commitments noted above were unused credit card loan commitments of $13.4 million and $11.3 million and undisbursed loans in process of $11.3 million and $13.3 million at December 31, 2024 and 2023, respectively.  The Bank also had $1.1 million in outstanding commitments on mortgage loans approved but not yet closed at December 31, 2024 compared to $2.2 million at December 31, 2023.  These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days.

At December 31, 2024 and 2023, the Bank had outstanding commitments to sell approximately $599,000 and $967,000 of loans, respectively, which encompassed the Bank’s held for sale loans.  The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis.  Under this arrangement, the Bank suffers no penalty if it is unable to deliver the loans to potential buyers.  The fair value of the Bank’s commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is deemed insignificant.

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

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Balance, Beginning of Period	$1,002	$683
New Loans	—	370
Less Loan Payments	(106)	(51)
Balance, End of Period	$896	$1,002

Loans to all employees, officers, and directors of the Company constituted approximately 3.04% and 3.44% of the Company’s total shareholders' equity at December 31, 2024 and 2023, respectively.  Deposits from executive officers and directors of the Company and their related interests were approximately $21.9 million and $21.0 million at December 31, 2024 and 2023 and have substantially the same terms, including interest rates, as those prevailing at the time with other non-related depositors.

The Company leased office space from a related party during the years ended December 31, 2024 and 2023. The lease is with a company in which the related party, who is a director of the Company, has an ownership interest.  The Company incurred rent expense of $108,000 and $110,000 for the years ended December 31, 2024 and 2023, respectively, related to this lease. We believe the transactions with respect to this lease were made on terms that are comparable to those which would be made with unaffiliated persons.

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

Condensed Balance Sheet Data

	December 31,
(In Thousands)	2024	2023
Assets:
Cash	$28,009	$26,842
Investment Securities	40,881	50,211
Investment in Security Federal Statutory Trust	155	155
Investment in Security Federal Bank	128,834	116,279
Accrued Interest Receivable	122	200
Accounts Receivable and Other Assets	77	11,163
Total Assets	$198,078	$204,850
Liabilities and Shareholders’ Equity:
Accounts Payable and Other Liabilities	$534	$833
Long-term Debt	15,155	31,655
Shareholders’ Equity	182,389	172,362
Total Liabilities and Shareholders’ Equity	$198,078	$204,850

Condensed Statements of Income Data

	Years Ended December 31,
(In Thousands)	2024	2023
Income:
Equity in Earnings of Security Federal Bank	$8,840	$9,595
Interest Income	3,000	2,574
Total Income	11,840	12,169
Expenses:
Interest Expense	1,673	1,755
Other Expenses	63	65
Total Expenses	1,736	1,820
Income Before Income Taxes	10,104	10,349
Income Tax Expense	297	159
Net Income	9,807	10,190
Preferred Stock Dividends	926	-
Net Income Available to Common Shareholders	$8,881	$10,190

Condensed Statements of Cash Flow Data

	Years Ended December 31,
(In Thousands)	2024	2023
Operating Activities:
Net Income	$9,807	$10,190
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Security Federal Bank	(8,620)	(9,595)
Discount Accretion and Premium Amortization, Net	13	(235)
Change in Accrued Interest Receivable	78	(10)
Change in Accounts Receivable and Other Assets	11,085	(10,970)
Change in Accounts Payable and Other Liabilities	(299)	678
Net Cash Provided (Used) by Operating Activities	12,064	(9,942)
Investing Activities:
Purchase of Investment Securities	(5,031)	(2,934)
Proceeds from Principal Paydowns and Maturities of Investment Securities	14,360	13,777
Investment in Subsidiary	—	(660)
Net Cash Provided by Investing Activities	9,329	10,183
Financing Activities:
Repurchase of Subordinated Debentures	(16,500)	—
Proceeds from Employee Stock Plan Purchases	49	57
Purchase of Treasury Stock	(1,052)	(582)
Cash Dividends on Preferred Stock	(926)	—
Cash Dividends on Common Stock	(1,797)	(1,687)
Net Cash Used by Financing Activities	(20,226)	(2,212)
Net Increase (Decrease) in Cash	1,167	(1,971)
Cash at Beginning of Period	26,842	28,813
Cash at End of Period	$28,009	$26,842

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

The following three levels of inputs may be used to measure fair value:

Level 1 - Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities AFS

Investment securities AFS are recorded at fair value on a recurring basis. At December 31, 2024, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government sponsored agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Land Held for Sale

Land held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the collateral value less estimated selling costs. The Company records land held for sale as nonrecurring level 3.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2024, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tables below present the balances of assets measured at fair value on a recurring basis at the dates indicated. There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$39,584	$—	$—	$50,366	$—
SBA Bonds	—	64,426	—	—	76,753	—
Tax Exempt Municipal Bonds	—	6,058	—	—	21,236	—
Taxable Municipal Bonds	—	52,560	—	—	53,115	—
MBS	—	362,995	—	—	336,170	—
Total	$—	$525,623	$—	$—	$537,640	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

	December 31, 2024
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$599	$—	$599
Land Held For Sale	—	—	938	938
Collateral Dependent Loans	—	—	5,726	5,726
Total	$—	$599	$6,664	$7,263

	December 31, 2023
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$967	$—	$967
Land Held For Sale	—	—	938	938
Collateral Dependent Loans	—	—	5,210	5,210
Total	$—	$967	$6,148	$7,115

For Level 3 assets measured at fair value on a recurring or non-recurring basis, the significant unobservable inputs used in the fair value measurements at the dates indicated were as follows:

	Valuation	Significant	2024	2023
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	10 - 12%	10 - 12%

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

Investment Securities HTM—Valued at quoted market prices or dealer quotes.

Loans Receivable, Net—The fair value of loans is estimated using an exit price notion. The exit price notion uses a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument and incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. The credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: commercial real estate, commercial and agricultural, residential real estate, construction, consumer HELOCs and all other consumer loans. The results are then adjusted to account for credit risk as described above. A further credit risk discount must be applied using a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.

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

	December 31, 2024
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$178,277	$178,277	$178,277	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	525,623	525,623	—	525,623	—
HTM Securities	135,200	130,902	—	130,902	—
Loans Receivable, Net	686,550	677,282	—	—	677,282
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$1,014,477	$1,014,477	$1,014,477	$—	$—
Certificate Accounts	309,556	309,355	—	309,355	—
Borrowings from FRB	50,000	50,010	50,010	—	—
Other Borrowed Money	27,809	27,809	27,809	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2023
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$128,284	$128,284	$128,284	$—	$—
Certificates of Deposits with Other Banks	2,350	2,350	—	2,350	—
AFS Securities	537,640	537,640	—	537,640	—
HTM Securities	163,072	158,540	—	158,540	—
Loans Receivable, Net	621,562	610,410	—	—	610,410
FHLB Stock	922	922	922	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$964,247	$964,247	$964,247	$—	$—
Certificate Accounts	230,750	229,278	—	229,278	—
Borrowings from FRB	119,200	118,926	118,926	—	—
Other Borrowed Money	19,180	19,180	19,180	—	—
Subordinated Debentures	26,500	23,036	—	23,036	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At December 31, 2024, the Company had $152.1 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

	Year Ended December 31,
	2024	2023
Non-interest income (in thousands):
Gain on Sale of Investments, net (1)	$37	$—
Gain on Sale of Loans (1)	779	626
Service Fees on Deposit Accounts	1,243	1,220
Commissions From Insurance Agency (1)	791	784
Trust Income	2,265	1,860
BOLI Income (1)	706	636
ATM and Check Card Fee Income	3,170	3,018
Grant Income (1)	500	437
Other (1)	756	809
Total non-interest income	$10,247	$9,390

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23 - PREFERRED STOCK

On May 24, 2022, the Company entered into a Letter Agreement (the "initial Agreement”) with the U.S. Department of Treasury under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including counties with persistent poverty, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.

Pursuant to the initial Agreement, the Company agreed to issue and sell 82,949 shares of Preferred Stock for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted, not higher than 2%, based on the lending growth criteria listed in the initial Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years two through 10. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

On January 10, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “Agreement”) with the Treasury. Pursuant to the Agreement, Treasury granted the Company an option to purchase all of the Preferred Stock during the Option Period, which is the first fifteen years following the Original Closing Date. The purchase price for the Preferred Stock pursuant to the purchase option is determined based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Agreement, together with any accrued and unpaid dividends thereon, as of the closing date. Subject to variations in interest rates and the equity risk premium, which are components included in the purchase price calculation, the Company presently expects that the purchase price will be at a substantial discount from the face value of the Preferred Stock.

The purchase option may not be exercised during the ECIP period, which is the first ten years following the Original Closing Date unless and until at least one of the Threshold Conditions under the Agreement has been met. The Threshold Conditions are as follows: during the ten years that follow the Original Closing Date (the “ECIP Period”) either (1) over any sixteen consecutive quarters, an average of at least 60% of the Company’s Total Originations, as defined pursuant to the terms of the ECIP, qualifies as “Deep Impact Lending,” as defined pursuant to the terms of the ECIP (the “Deep Impact Condition”); (2) over any twenty-four consecutive quarters, an average of at least 85% of the Company’s Total Originations qualifies as “Qualified Lending,” as defined pursuant to the terms of the ECIP (the “Qualified Lending Condition”); or (3) the Preferred Stock has a dividend rate of no more than 0.5%, which dividend rate is calculated pursuant to the ECIP and the terms thereof, at each of six consecutive Reset Dates, as defined in the ECIP.

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported no consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 2.0%.

In addition to the requirement that a Threshold Condition be met, the Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future.

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
SELECTED FINANCIAL AND OTHER DATA

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2024 under the supervision and with the participation of the Company's Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2024, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2024 was effective.

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

This 2024 Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this 2024 Form 10-K.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

(a)      None.

(b)      During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information contained under the section captioned "Proposal 1 - Election of Directors" in the 2025 Proxy Statement is incorporated herein by reference.

Executive Officers. For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1.  Business -  Executive Officers."

Delinquent Section 16(a) Reports. None.

Nominating Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Audit Committee and Audit Committee Financial Expert. The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Cummins, Harmon, Simmons, Thomas, and Toole. Directors Moore, Alexander, Clyburn, Cummins, Harmon and Thomas are independent, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, LLC.  Although Security Federal’s common stock is not listed on Nasdaq, it has chosen to apply Nasdaq’s definition of independence, as permitted by the SEC. For 2024, the Board of Directors determined that Ms. Cummins is an "audit committee financial expert" as defined by the SEC rules and regulations.

Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees.  The Code is applicable to the Company's principal executive officer and senior financial officers.  The Company has posted its Code of Ethics on its website www.securityfederalbank.com.

Item 11. Executive Compensation

The information contained in the section captioned "Executive Compensation" in the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2025 Proxy Statement is incorporated herein by reference.

(b)

Security Ownership of Management. The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2025 Proxy Statement is incorporated herein by reference.

(c)

Changes in Control. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)

Equity Compensation Plan Information. There were no securities to be issued upon exercise of outstanding options, warrants and rights, and no securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Related Party Transactions" in the 2025 Proxy Statement is incorporated herein by reference.

Director Independence.  The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm" in the 2025 Proxy Statement is incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

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

10.5	ECIP Securities Purchase Option Agreement dated January 10, 2025, by and between Security Federal Corporation and the U.S. Department of Treasury (9)
14	Code of Ethics (8)
19	Security Federal Corporation Insider Trading and Confidentiality Policies and Procedures
21	Subsidiaries of Registrant (4)
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

__________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)	Filed on January 10, 2024, as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2024 and incorporated herein by reference.
(3)	Filed on August 12, 1987 as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)	Filed on March 24, 2023 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.
(5)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(6)	Filed on March 28, 2018, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(7)	Filed on June 8, 2022, as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2022 and incorporated herein by reference.
(8)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.
(9)	Filed on January 14, 2025, as an exhibit to the Company's Current Report on Form 8-K dated January 10, 2025 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 14, 2025	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 14, 2025
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 14, 2025
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 14, 2025
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 14, 2025
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 14, 2025
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 14, 2025
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 14, 2025
Richard T. Harmon
Director

By:	/s/Robert E. Alexander	March 14, 2025
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 14, 2025
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 14, 2025
Thomas L. Moore
Director

By:	/s/William Clyburn	March 14, 2025
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 14, 2025
Harry O. Weeks, Jr.
Director