Form 10-Q
period 2025-03-31
SECURITY FEDERAL CORP
filed 2025-05-09
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	May 9, 2025	3,187,218

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
Dollars in thousands, except per share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$133,080	$178,277
Certificates of Deposit with Other Banks	1,250	1,250
Investments:
Available For Sale ("AFS")	540,752	525,623
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $130,550 and $130,902 at March 31, 2025 and December 31, 2024, Respectively)	133,817	135,200
Total Investments	674,569	660,823
Loans Receivable, Net:
Held For Sale	825	599
Held For Investment (Net of Allowance for Credit Losses of $14,005 and $13,894 at March 31, 2025 and December 31, 2024, Respectively)	689,111	686,550
Total Loans Receivable, Net	689,936	687,149
Accrued Interest Receivable	5,594	5,374
Operating Lease Right-of-Use ("ROU") Assets	806	927
Land Held for Sale	702	938
Premises and Equipment, Net	33,568	29,321
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,130	1,089
Bank Owned Life Insurance ("BOLI")	28,837	28,660
Goodwill	1,200	1,200
Other Assets	14,789	16,765
Total Assets	$1,585,461	$1,611,773
LIABILITIES:
Deposit Accounts	$1,345,548	$1,324,033
Borrowings from Federal Reserve Bank ("FRB")	-	50,000
Other Borrowings	24,236	27,809
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	10,000	10,000
Operating Lease Liabilities	835	959
Other Liabilities	11,515	11,428
Total Liabilities	1,397,289	1,429,384
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at March 31, 2025 and December 31, 2024	82,949	82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,458,407 Shares Issued and 3,186,903 Shares Outstanding at March 31, 2025 and 3,458,050 Shares Issued and 3,186,571 Shares Outstanding at December 31, 2024, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,346	18,336
Treasury Stock, at Cost; 271,504 and 271,479 Shares Outstanding at March 31, 2025 and December 31, 2024, Respectively	(5,965)	(5,964)
Accumulated Other Comprehensive Loss ("AOCL")	(27,444)	(31,105)
Retained Earnings	120,251	118,138
Total Shareholders' Equity	188,172	182,389
Total Liabilities and Shareholders' Equity	$1,585,461	$1,611,773

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2025	2024
Interest Income:
Loans	$11,148	$9,560
Taxable Investment Securities	6,915	7,500
Tax-exempt Investment Securities	34	149
Other	1,136	1,510
Total Interest Income	19,233	18,719
Interest Expense:
Deposits	7,632	6,884
FHLB Advances and Other Borrowed Money	160	1,410
Subordinated Debentures	131	348
Junior Subordinated Debentures	81	95
Total Interest Expense	8,004	8,737
Net Interest Income	11,229	9,982
Provision for Credit Losses	—	335
Net Interest Income After Provision for Credit Losses	11,229	9,647
Non-Interest Income:
Gain on Sale of Loans	128	131
Service Fees on Deposit Accounts	302	319
Commissions From Insurance Agency	217	183
Trust Income	453	522
BOLI Income	178	173
ATM and Check Card Fee Income	866	822
Other	299	171
Total Non-Interest Income	2,443	2,321
Non-Interest Expense:
Compensation and Employee Benefits	5,797	5,542
Occupancy	857	813
Advertising	212	275
Depreciation and Maintenance of Equipment	385	475
FDIC Insurance Premiums	170	163
Consulting	176	172
Debit Card Expenses	384	339
Data Processing	406	339
Cloud Services	240	209
Other	1,213	1,308
Total Non-Interest Expense	9,840	9,635
Income Before Income Taxes	3,832	2,333
Provision for Income Taxes	826	580
Net Income	3,006	1,753
Preferred Stock Dividends	415	—
Net Income Available to Common Shareholders	2,591	1,753
Net Income Per Common Share (Basic)	$0.81	$0.54
Cash Dividend Per Share on Common Stock	$0.15	$0.14
Weighted Average Shares Outstanding (Basic)	3,186,793	3,228,666

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Net Income	$3,006	$1,753
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $1.2 million and $334 thousand at March 31, 2025 and 2024, Respectively	3,660	990
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $363 and $505 at March 31, 2025 and 2024, Respectively	1	1
Other Comprehensive Income, Net of Tax	3,661	991
Comprehensive Income	$6,667	$2,744

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases			—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2024	82,949	$82,949	3,458,050	$35	271,479	$(5,964)	$18,336	$(31,105)	$118,138	$182,389
Net Income	—	—	—	—	—	—	—	—	3,006	3,006
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	3,661	—	3,661
Employee Stock Purchase Plan	—	—	357	—	—	—	10	—	—	10
Treasury Stock Repurchases	—	—	—	—	25	(1)	—	—	—	(1)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(478)	(478)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at March 31, 2025	82,949	$82,949	3,458,407	$35	271,504	$(5,965)	$18,346	$(27,444)	$120,251	$188,172

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
Dollars in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,006	$1,753
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	535	509
Discount Accretion and Premium Amortization, net	879	945
Provision for Credit Losses	—	335
Earnings on BOLI	(178)	(173)
Gain on Sales of Loans	(128)	(131)
Gain on Sale of Land Held for Sale	(62)	—
Amortization of Operating Lease ROU Assets	121	117
Proceeds From Sale of Loans Held For Sale	6,333	5,013
Origination of Loans Held For Sale	(6,430)	(4,020)
Increase in Accrued Interest Receivable	(220)	(516)
Change in Other Assets	757	11,702
Change in Lease Liabilities and Other Liabilities	(38)	72
Net Cash Provided By Operating Activities	4,575	15,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(24,311)	(9,328)
Proceeds from Paydowns and Maturities of AFS Securities	13,209	14,903
Purchase of HTM Securities	(1,783)	—
Proceeds from Paydowns and Maturities of HTM Securities	3,140	3,962
Purchase of FHLB Stock	(41)	(119)
Net Increase in Loans Receivable	(2,561)	(24,641)
Proceeds from Sale of Land Held for Sale	298	—
Purchase and Improvement of Premises and Equipment	(4,781)	(1,585)
Net Cash Used By Investing Activities	(16,830)	(16,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	21,515	10,882
(Decrease) Increase in Other Borrowings, Net	(3,573)	348
Proceeds from FRB Borrowings	—	65,000
Repayment of FRB Borrowings	(50,000)	(110,000)
Purchases of Treasury Stock	(1)	(99)
Proceeds from Employee Stock Purchase Plan	10	14
Dividends to Common Stock Shareholders	(478)	(452)
Dividends to Preferred Stock Shareholder	(415)	—
Net Cash Used By Financing Activities	(32,942)	(34,307)
Net Decrease in Cash and Cash Equivalents	(45,197)	(35,509)
Cash and Cash Equivalents at Beginning of Period	178,277	128,284
Cash and Cash Equivalents at End of Period	$133,080	$92,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$10,235	$9,796
Non-Cash Transactions:
Other Comprehensive Income	$3,661	$991

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2024 (“2024 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2024 included in our 2024 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at March 31, 2025 or 2024; therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended March 31,
	2025			2024
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$2,591	3,187	$0.81	$1,753	3,229	$0.54

(1)  Net income available to common shareholders

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At March 31, 2025 and 2024, the Company had no options outstanding and there was no activity during the three months ended March 31, 2025 and 2024. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of March 31, 2025 and  December 31, 2024. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	March 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$38,648	$93	$(286)	$38,455
Small Business Administration (“SBA”) Bonds	61,208	286	(2,135)	59,359
Tax Exempt Municipal Bonds	6,719	—	(869)	5,850
Taxable Municipal Bonds	64,509	—	(10,461)	54,048
Mortgage-Backed Securities ("MBS")	406,195	279	(23,434)	383,040
Total AFS Securities	$577,279	$658	$(37,185)	$540,752

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$39,670	$117	$(203)	$39,584
SBA Bonds	66,491	337	(2,402)	64,426
Tax Exempt Municipal Bonds	6,746	—	(688)	6,058
Taxable Municipal Bonds	64,530	—	(11,970)	52,560
MBS	389,592	346	(26,943)	362,995
Total AFS Securities	$567,029	$800	$(42,206)	$525,623

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government. The majority of the Bank's MBS are issued or guaranteed by an agency of the United States government such as the Government National Mortgage Association (“Ginnie Mae,”), or by Government Sponsored Entities ("GSEs"), including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corp. (“Freddie Mac.”). Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not.

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2025
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$10,782	$(111)	11	$20,220	$(175)	19	$31,002	$(286)
SBA Bonds	12,429	(135)	14	22,694	(2,000)	42	35,123	(2,135)
Tax Exempt Municipal Bonds	—	—	—	5,850	(869)	5	5,850	(869)
Taxable Municipal Bonds	—	—	—	54,048	(10,461)	59	54,048	(10,461)
MBS	55,103	(305)	27	269,088	(23,129)	195	324,191	(23,434)
	$78,314	$(551)	52	$371,900	$(36,634)	320	$450,214	$(37,185)

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$3,014	$(10)	4	$23,427	$(193)	22	$26,441	$(203)
SBA Bonds	10,795	(154)	12	24,319	(2,248)	46	35,114	(2,402)
Tax Exempt Municipal Bonds	—	—	—	6,058	(688)	5	6,058	(688)
Taxable Municipal Bonds	—	—	—	52,560	(11,970)	59	52,560	(11,970)
MBS	16,510	(152)	26	270,559	(26,791)	195	287,069	(26,943)
	$30,319	$(316)	42	$376,923	$(41,890)	327	$407,242	$(42,206)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2025 our AFS investment portfolio consisted of 499 individual AFS securities, 372 of which were in an unrealized loss position. At  December 31, 2024, 369 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  March 31, 2025 is discussed below.

SBA Bonds - SBA Bonds are fully backed by the U.S. government. At March 31, 2025, there were 111 AFS SBA Bonds, 56 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses on these securities during the three months ended March 31, 2025.

MBS - At March 31, 2025, approximately 77% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. At March 31, 2025, there were 177 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the three months ended March 31, 2025.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At March 31, 2025, we held 60 private label CMO securities with an amortized cost and fair value of $90.0 million and $86.5 million, respectively. At that date, 45 of these securities had unrealized losses. Of the 45 securities in a loss position, 31 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three months ended March 31, 2025.

Municipal Bonds - At March 31, 2025 there were five tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the three months ended March 31, 2025. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.5 million at March 31, 2025 and was excluded from the estimate of credit losses.

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $485.3  million and $451.6  million at March 31, 2025 , and  $578.0  million and $535.8  million at December 31, 2024 , respectively.

There were no sales of AFS securities during the three months ended March 31, 2025 and 2024; therefore, no proceeds from sales, gross gains or gross losses were recorded during those periods.

The amortized cost and fair value of AFS securities at March 31, 2025, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

	March 31, 2025
Dollars in thousands	Amortized Cost	Fair Value
One Year or Less	$20	$20
After One – Five Years	16,080	15,607
After Five – Ten Years	52,617	47,558
More Than Ten Years	102,367	94,527
MBS	406,195	383,040
Total AFS Securities	$577,279	$540,752

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	March 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,984	$—	$(21)	$11,963
Student Loan Pools	12,868	335	—	13,203
SBA Bonds	7,696	172	—	7,868
Taxable Municipal Bonds	976	—	(15)	961
MBS	100,293	484	(4,222)	96,555
Total HTM Securities	$133,817	$991	$(4,258)	$130,550

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,967	$—	$(39)	$11,928
Student Loan Pools	13,202	333	—	13,535
SBA Bonds	8,168	145	—	8,313
Taxable Municipal Bonds	973	—	(20)	953
MBS	100,890	404	(5,121)	96,173
Total HTM Securities	$135,200	$882	$(5,180)	$130,902

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,963	$(21)	$11,963	$(21)
Taxable Municipal Bonds	—	—	961	(15)	961	(15)
MBS	11,560	(112)	42,272	(4,110)	53,832	(4,222)
	$11,560	$(112)	$55,196	$(4,146)	$66,756	$(4,258)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,928	$(39)	$11,928	$(39)
Taxable Municipal Bonds	—	—	953	(20)	953	(20)
MBS	9,906	(156)	43,547	(4,965)	53,453	(5,121)
	$9,906	$(156)	$56,428	$(5,024)	$66,334	$(5,180)

At both  March 31, 2025 and December 31, 2024, 47 individual HTM securities were in a loss position, including 36 and 37 securities that were in a loss position for greater than 12 months, respectively. We believe, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  March 31, 2025, the Company held an amortized cost and fair value of $7.7 million and $7.6 million in HTM private label CMO securities, compared to an amortized cost and fair value of $9.0 million and $8.9 million at December 31, 2024, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  March 31, 2025. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  March 31, 2025.

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$976
Total Taxable Municipal Bond	$976
Private Label MBS
AAA	$6,547
A	1,147
Total Private Label MBS	$7,694

As of March 31, 2025, there were no HTM securities classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $659,000 at  March 31, 2025 and was excluded from the estimate of credit losses.

At March 31, 2025, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $91.0 million and $94.3 million, compared to an amortized cost and fair value of $89.8 million and $94.1 million at December 31, 2024 respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2025, HTM securities had a combined book value of $133.8 million and an average book yield of 4.59%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at March 31, 2025. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$11,984	3.49%
Due after one year through five years	1,797	4.39%
Due after five years through ten years	3,811	6.41%
Due after ten years	15,932	6.31%
MBS	100,293	4.38%
Total HTM Securities	$133,817	4.59%

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	March 31, 2025	December 31, 2024
Real Estate Loans:
Construction	$110,405	$109,928
Residential	208,055	203,650
Commercial	290,218	288,509
Commercial and Agricultural Loans	31,483	36,870
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	39,317	37,837
Other Consumer	23,761	23,843
Total Loans Held for Investment, Gross	703,239	700,637
Less:
Allowance for Credit Losses	14,005	13,894
Deferred Loan Fees	123	193
	14,128	14,087
Total Loans Receivable, Net	$689,111	$686,550

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

Loss - Loans considered uncollectible and of such little values that their continuance as assets is not warranted.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025 and  December 31, 2024.

	March 31, 2025
	Term Loans by Year of Origination
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction Real Estate
Pass	$6,996	$40,228	$9,160	$12,633	$8,518	$1,481	$397	$79,413
Caution	4,510	16,723	1,676	5,014	61	160	239	28,383
Special Mention	358	194	—	—	—	—	—	552
Substandard	—	134	1,111	412	189	123	88	2,057
Total Construction Real Estate	11,864	57,279	11,947	18,059	8,768	1,764	724	110,405
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	4,574	27,003	36,698	40,474	6,659	21,645	11,875	148,928
Caution	2,483	10,340	17,147	10,088	3,702	7,778	159	51,697
Special Mention	259	951	1,562	220	250	306	—	3,548
Substandard	—	165	1,308	427	362	1,620	—	3,882
Total Residential Real Estate	7,316	38,459	56,715	51,209	10,973	31,349	12,034	208,055
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	5,276	30,698	28,063	51,056	43,432	32,243	6,692	197,460
Caution	3,889	18,646	16,210	9,520	11,626	10,606	3,972	74,469
Special Mention	—	7,277	132	—	432	2,474	—	10,315
Substandard	—	591	6,379	755	249	—	—	7,974
Total Commercial Real Estate	9,165	57,212	50,784	61,331	55,739	45,323	10,664	290,218
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	2,415	2,477	3,024	2,768	1,653	521	4,128	16,986
Caution	741	4,546	3,184	569	899	11	905	10,855
Special Mention	2,525	6	422	—	—	—	110	3,063
Substandard	—	125	172	115	21	48	98	579
Total Commercial and Agricultural	5,681	7,154	6,802	3,452	2,573	580	5,241	31,483
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
HELOC
Pass	—	—	—	—	—	—	29,004	29,004
Caution	—	—	—	—	—	—	8,003	8,003
Special Mention	—	—	—	—	—	—	1,834	1,834
Substandard	—	—	—	—	—	—	476	476
Total HELOC	—	—	—	—	—	—	39,317	39,317
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,704	4,741	2,904	1,939	616	3,896	1,408	17,208
Caution	509	2,371	1,299	1,050	367	250	287	6,133
Special Mention	52	112	31	15	—	—	10	220
Substandard	—	10	29	47	80	27	7	200
Total Other Consumer	2,265	7,234	4,263	3,051	1,063	4,173	1,712	23,761
Current Period Gross Write-Offs	—	—	—	3	3	—	23	29
Total Loans	$36,291	$167,338	$130,511	$137,102	$79,116	$83,189	$69,692	$703,239
Total Current Period Gross Write-Offs	$-	$-	$-	$3	$3	$-	$23	$29

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2024
	Term Loans by Year of Origination
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction Real Estate
Pass	$13,446	$1,791	$13,688	$9,830	$683	$33,644	$5,300	$78,382
Caution	7,182	3,661	4,932	62	118	12,176	233	28,364
Special Mention	364	75	—	—	—	781	—	1,220
Substandard	134	697	—	199	118	735	79	1,962
Total Construction Real Estate	21,126	6,224	18,620	10,091	919	47,336	5,612	109,928
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	25,712	38,130	42,248	6,611	6,651	16,280	11,131	146,763
Caution	9,170	17,725	9,839	3,742	4,586	3,244	174	48,480
Special Mention	1,097	2,016	63	413	248	64	—	3,901
Substandard	165	1,736	841	362	—	1,402	—	4,506
Total Residential Real Estate	36,144	59,607	52,991	11,128	11,485	20,990	11,305	203,650
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	29,719	27,652	51,892	44,891	12,724	27,983	1,696	196,557
Caution	17,770	15,057	7,994	15,307	3,315	8,076	2,415	69,934
Special Mention	198	138	874	438	1,201	11,109	99	14,057
Substandard	167	6,015	775	259	—	745	—	7,961
Total Commercial Real Estate	47,854	48,862	61,535	60,895	17,240	47,913	4,210	288,509
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	5,750	3,239	2,992	2,370	320	470	4,457	19,598
Caution	9,233	3,356	941	889	10	814	952	16,195
Special Mention	7	429	—	70	—	—	100	606
Substandard	21	174	102	30	10	41	93	471
Total Commercial and Agricultural	15,011	7,198	4,035	3,359	340	1,325	5,602	36,870
Current Period Gross Write-Offs	—	23	35	—	—	2	22	82
HELOC
Pass	—	—	—	—	—	—	29,142	29,142
Caution	—	—	—	—	—	—	7,612	7,612
Special Mention	—	—	—	—	—	—	534	534
Substandard	—	—	—	—	—	—	549	549
Total HELOC	—	—	—	—	—	—	37,837	37,837
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	5,328	3,386	2,205	776	338	52	5,039	17,124
Caution	2,550	1,501	1,243	434	217	78	285	6,308
Special Mention	132	56	22	—	—	—	8	218
Substandard	—	31	39	81	26	5	11	193
Total Other Consumer	8,010	4,974	3,509	1,291	581	135	5,343	23,843
Current Period Gross Write-Offs	—	40	18	4	6	13	164	245
Total Loans	$128,145	$126,865	$140,690	$86,764	$30,565	$117,699	$69,909	$700,637
Total Current Period Gross Write-Offs	$-	$63	$53	$4	$6	$15	$186	$327

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	March 31, 2025
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$1,788	$—	$35	$1,823	$108,582	$110,405
Residential Real Estate	4,642	394	264	5,300	202,755	208,055
Commercial Real Estate	5,044	—	678	5,722	284,496	290,218
Commercial and Agricultural	206	43	290	539	30,944	31,483
HELOC	166	57	21	244	39,073	39,317
Other Consumer	284	44	72	400	23,361	23,761
Total	$12,130	$538	$1,360	$14,028	$689,211	$703,239

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$3,755	$35	$1,156	$4,946	$104,982	$109,928
Residential Real Estate	2,038	864	382	3,284	200,366	203,650
Commercial Real Estate	1,708	140	630	2,478	286,031	288,509
Commercial and Agricultural	991	—	305	1,296	35,574	36,870
HELOC	164	26	21	211	37,626	37,837
Other Consumer	216	117	46	379	23,464	23,843
Total	$8,872	$1,182	$2,540	$12,594	$688,043	$700,637

At March 31, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows nonaccrual loans by category at the dates indicated.

	March 31, 2025			December 31, 2024
Dollars in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Construction Real Estate	$1,133	$—	$1,133	$1,438	$—	$1,438
Residential Real Estate	1,429	197	1,626	1,503	204	1,707
Commercial Real Estate	3,723	—	3,723	3,658	—	3,658
Commercial and Agricultural	329	—	329	331	—	331
HELOC	351	—	351	424	—	424
Other Consumer	103	—	103	78	—	78
Total Nonaccrual Loans	$7,068	$197	$7,265	$7,432	$204	$7,636

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Dollars in thousands	2025	2024
Construction Real Estate	$1	$—
Residential Real Estate	—	4
Commercial Real Estate	—	5
Other Consumer	1	2
Total	$2	$11

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894
Provision for (Reversal of) Credit Losses	179	61	(121)	(176)	27	30	—
Charge-Offs	—	—	—	—	—	(29)	(29)
Recoveries	—	4	120	9	—	7	140
Ending Balance	$2,083	$4,247	$5,386	$823	$814	$652	$14,005

	Three Months Ended March 31, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
(Reversal of) Provision for Credit Losses	162	302	(120)	(88)	30	14	300
Charge-Offs	—	—	—	(21)	—	(41)	(62)
Recoveries	—	1	—	—	—	34	35
Ending Balance	$1,990	$3,854	$4,932	$699	$761	$606	$12,842

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	March 31, 2025	December 31, 2024
Construction Real Estate	$829	$1,156
Residential Real Estate	795	849
Commercial Real Estate	3,510	3,426
HELOC	288	295
Total	$5,422	$5,726

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

Loan modifications made for borrowers experiencing financial difficulty typically have their impact already factored into the allowance for credit losses through the measurement methodologies used in estimating the allowance.  Consequently, a change to the allowance is generally not recorded upon modification. However, when the Company provides principal forgiveness on certain real estate loans, the amortized cost basis of the asset is written off against the allowance for credit losses. The forgiven amount is deemed uncollectible, resulting in a reduction of both the amortized cost basis and the allowance for credit losses.

In some cases, the Company modifies a loan by providing multiple types of concessions. Typically, one concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, an additional concession, such as principal forgiveness, may be provided. As a result, multiple types of modifications, such as a combination of a term extension, principal forgiveness, and interest rate reduction, may be made on the same loan within the current reporting period, each of which must be reported. When the Company determines that a modified loan (or portion thereof) is uncollectible, the uncollectible amount is written off, reducing both the amortized cost basis of the loan and the allowance for credit losses accordingly.

The Company had no modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 or 2024.

As of March 31, 2025 and 2024, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments totaling $749,000 at both  March 31, 2025 and December 31, 2024, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2025	2024
Beginning Balance	$749	$859
Reversal of provision for unfunded commitments	—	35
Ending Balance	$749	$894

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	March 31, 2025	December 31, 2024
Checking	$481,589	$483,275
Money Market	453,499	443,572
Savings	88,064	87,630
Certificates of Deposit	322,396	309,556
Total	$1,345,548	$1,324,033

We had $5.4 million in non-certificate brokered deposits at both  March 31, 2025 and December 31, 2024, which are included in checking and money market deposits above. We also had $25.8 million in brokered certificates of deposit with a weighted average interest rate of 4.50% at both  March 31, 2025 and December 31, 2024.  In addition, $114,000 and $55,000, in deposit account overdrafts were reclassified to loans at March 31, 2025 and December 31, 2024, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $74.8 million and $50.2 million at March 31, 2025 and December 31, 2024, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $341.3 million and $365.8 million at March 31, 2025 and December 31, 2024, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	March 31, 2025	December 31, 2024
Within 1 Year	$278,828	$253,065
After 1 Year, Within 2 Years	19,743	33,035
After 2 Years, Within 3 Years	14,825	14,547
After 3 Years, Within 4 Years	4,687	3,777
After 4 Years, Within 5 Years	3,729	4,551
Thereafter	584	581
Total Certificates of Deposit	$322,396	$309,556

NOTE 10 - BORROWINGS

The Company had no outstanding borrowings under the FRB discount window at March 31, 2025 compared to $50.0 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024.  During 2023, the Company elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program had a one-year term and were priced at the one-year overnight index swap (“OIS”) rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the BTFP’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.

Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  March 31, 2025, we had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $362.8 million and $337.3 million, compared to an amortized cost and fair value of $370.2 million and $341.0 million at December 31, 2024, respectively.

During 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of March 31, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $77.6 million and $61.2 million at March 31, 2025, and $93.5 million and $65.5 million at December 31, 2024, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Company had $24.2 million and $27.8 million in other borrowings at March 31, 2025 and December 31, 2024, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at both  March 31, 2025 and  December 31, 2024. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $44.2 million and $42.0 million at March 31, 2025, and $42.1 million and $39.7 million at December 31, 2024, respectively.

There were no outstanding FHLB advances at March 31, 2025 and December 31, 2024. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $46.4 million and $37.8 million at March 31, 2025, and $39.3 million and $48.1 million at December 31, 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  Effective June 30, 2023, the Capital Securities accrue and pay distributions at a floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, which was equal to a rate per annum of 6.26% at  March 31, 2025, and 6.32% at  December 31, 2024.

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

The 10-Year Notes have a stated maturity of November 22, 2029, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2024. Thereafter, the interest rate would have reset semi-annually to a rate equal to the then-current three-month LIBOR plus 369 basis points. In November 2024, the Company redeemed the 10-Year Notes, which had an aggregate principal balance of $16.5 million.

The 15-Year Notes have a stated maturity of November 22, 2034, and bear interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2029. From and including November 22, 2029 to but excluding the maturity date or early redemption date, the interest rate for the 15-Year Notes will reset semi-annually to an interest rate equal to the then-current three-month LIBOR rate plus 357 basis points. The Notes are payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 2020.

The 15-Year Notes are unsecured, subordinated obligations of the Company, ranking junior to the Company’s senior indebtedness. The 15-Year Notes are not subject to redemption at the option of the holders. The Company may redeem the 15-Year Notes under limited circumstances prior to 2029. After that date, the Company may redeem the 15-Year Notes, in whole or in part, at its option. At March 31, 2025 and December 31, 2024, we had a remaining balance of $10.0 million on the 15-Year Notes.

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

Based on its capital levels at March 31, 2025, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2025, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$162,254	18.9%	$51,511	6.0%	$68,681	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	173,035	20.2%	68,681	8.0%	85,851	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	162,254	18.9%	38,633	4.5%	55,803	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	162,254	10.6%	61,354	4.0%	76,693	5.0%

December 31, 2024
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$158,748	18.7%	$50,913	6.0%	$67,883	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	169,405	20.0%	67,883	8.0%	84,854	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	158,748	18.7%	38,184	4.5%	55,155	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	158,748	9.9%	64,277	4.0%	80,346	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2025, the Bank’s conservation buffer was 12.2%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At March 31, 2025, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with Freddie Mac or other investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company. The Company usually delivers a commitment to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2025, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	March 31, 2025			December 31, 2024
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$38,455	$—	$—	$39,584	$—
SBA Bonds	—	59,359	—	—	64,426	—
Tax Exempt Municipal Bonds	—	5,850	—	—	6,058	—
Taxable Municipal Bonds	—	54,048	—	—	52,560	—
MBS	—	383,040	—	—	362,995	—
Total	$—	$540,752	$—	$—	$525,623	$—

There were no liabilities measured at fair value on a recurring basis at  March 31, 2025 or  December 31, 2024.

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

	March 31, 2025
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$825	$—	$825
Collateral Dependent Loans	—	—	5,422	5,422
Land Held for Sale	—	—	702	702
Total	$—	$825	$6,124	$6,949

	December 31, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$599	$—	$599
Collateral Dependent Loans	—	—	5,726	5,726
Land Held for Sale	—	—	938	938
Total	$—	$599	$6,664	$7,263

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2025 or December 31, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	March 31, 2025			December 31, 2024
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10%	-	12%	10% - 12%

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of March 31, 2025 or December 31, 2024.

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

March 31, 2025	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$133,080	$133,080	$133,080	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	540,752	540,752	—	540,752	—
HTM Securities	133,817	130,550	—	130,550	—
Loans Receivable, Net	689,111	685,363	—	—	685,363
FHLB Stock	1,130	1,130	1,130	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,023,152	$1,023,152	$1,023,152	$—	$—
Certificates of Deposits	322,396	322,247	—	322,247	—
Other Borrowed Money	24,236	24,236	24,236	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$178,277	$178,277	$178,277	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	525,623	525,623	—	525,623	—
HTM Securities	135,200	130,902	—	130,902	—
Loans Receivable, Net	686,550	677,282	—	—	677,282
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,014,477	$1,014,477	$1,014,477	$—	$—
Certificates of Deposits	309,556	309,355	—	309,355	—
Borrowings from FRB	50,000	50,010	50,010	—	—
Other Borrowed Money	27,809	27,809	27,809	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2025, the Company had $152.7 million in off-balance sheet financial commitments compared to $152.1 million at December 31, 2024.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

	Three Months Ended March 31,
Non-interest income (dollars in thousands):	2025	2024
Gain on Sale of Loans (1)	$128	$131
Service Fees on Deposit Accounts	302	319
Commissions From Insurance Agency (1)	217	183
Trust Income	453	522
BOLI Income (1)	178	173
ATM and Check Card Fee Income	866	822
Other (1)	299	171
Total non-interest income	$2,443	$2,321

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the three months ended March 31, 2025, the Company made cash payments in the amount of $131,000 for operating leases. The lease expense recognized during this period was $129,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net decrease of $124,000.  At March 31, 2025, the Company had ROU assets of $806,000 and operating lease liabilities of $835,000 recorded on its consolidated balance sheet compared to ROU assets of $927,000 and operating lease liabilities of $959,000 at December 31, 2024. The lease agreements have maturity dates ranging from 2025 through 2028, some of which include options for multiple five or ten year extensions. At March 31, 2025, the remaining weighted average lease term was 2.12 years and the weighted average discount rate used was 3.2%.

At March 31, 2025, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2025	$344
2026	364
2027	147
2028	10
Total undiscounted lease payments	865
Less: effect of discounting	(30)
Present value of estimated lease payments (lease liability)	$835

NOTE 16 - PREFERRED STOCK

On May 24, 2022, the Company entered into a Letter Agreement (the "initial Agreement”) with the U.S. Department of Treasury ("Treasury") under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including counties with persistent poverty, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.

Pursuant to the initial Agreement, the Company agreed to issue and sell 82,949 shares of preferred stock ("Preferred Stock") to Treasury for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as tier 1 capital. The Preferred Stock bore no dividends for the first 24 months following the investment date, with the first dividends being paid on June 15, 2024 at a rate of 2.0%. Thereafter, the annual dividend rate will be adjusted, not higher than 2.0%, based on the lending growth criteria listed in the initial Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years two through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

On January 10, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “Agreement”) with Treasury. Treasury currently owns all 82,949 shares of the Company’s Preferred Stock, issued on May 24, 2022, under the ECIP. The Agreement gives the Company the option to repurchase all of the Preferred Stock at any time during the first 15 years following the original issuance. The purchase price is based on a formula using the present value of the Preferred Stock plus any unpaid dividends. Based on current market conditions, the Company expects the repurchase price to be significantly discounted from the face value.

The repurchase option cannot be exercised during the first 10 years unless the Company meets at least one of the following conditions:

●	60% of total loan originations qualify as “Deep Impact Lending” over 16 consecutive quarters,

●	85% of total loan originations qualify as “Qualified Lending” over 24 consecutive quarters, or

●	The dividend rate on the Preferred Stock is 0.5% or lower at six consecutive reset dates.

The earliest the Company could satisfy one of the forgoing conditions is June 30, 2026. As of March 31, 2025, the Company has not yet met any of the threshold conditions and the Preferred Stock carries a dividend rate of 2.0%.

In addition to meeting a threshold condition, the Company must also comply with the original ECIP terms, maintain its Community Development Financial Institution or Minority Depositor Institution status, and meet applicable legal and regulatory requirements to exercise the option. Although the Company currently meets these eligibility requirements (other than the threshold conditions), there is no assurance it will continue to do so.

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

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•

adverse economic conditions in our market areas or other areas where we have lending relationships, due to factors like employment levels, labor shortages, inflation, recession, or slowed economic growth;

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

•	legislative or regulatory changes, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or critical third-party vendors;
•	our ability to attract and retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common or preferred stock;
•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations;
•	changes in the Community Development Capital Initiative (CDCI) Program;
•	the potential for new or increased tariffs, trade restrictions, or geographical tensions that could affect economic activity or specific industry sectors;
•	changes in accounting principles, policies, or guidelines, including additional guidance and interpretation on accounting issues;
•	environmental, social, and governance goals;
•

the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•

other risks described elsewhere in this document and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These factors could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2025 and December 31, 2024

Assets - Total assets decreased $26.3 million to $1.59 billion at March 31, 2025 from $1.61 billion at December 31, 2024. This decrease was primarily due to a decrease in cash and cash equivalents, partially offset by an increase in AFS securities and, to a lesser extent loans receivable, net, and premises and equipment, net. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	March 31, 2025	December 31, 2024	$	%
Cash and Cash Equivalents	$133,080	$178,277	$(45,197)	(25.4)%
Certificates of Deposits with Other Banks	1,250	1,250	—	—
AFS Securities	540,752	525,623	15,129	2.9
HTM Securities	133,817	135,200	(1,383)	(1.0)
Total Loans Receivable, Net	689,936	687,149	2,787	0.4
Accrued Interest Receivable	5,594	5,374	220	4.1
Operating Lease ROU Assets	806	927	(121)	(13.1)
Land Held for Sale	702	938	(236)	(25.2)
Premises and Equipment, Net	33,568	29,321	4,247	14.5
FHLB Stock	1,130	1,089	41	3.8
BOLI	28,837	28,660	177	0.6
Goodwill	1,200	1,200	—	—
Other Assets	14,789	16,765	(1,976)	(11.8)
Total Assets	$1,585,461	$1,611,773	$(26,312)	(1.6)%

Cash and cash equivalents decreased $45.2 million or 25.4% to $133.1 million at March 31, 2025 from $178.3 million at December 31, 2024, primarily due to the repayment of borrowings with the Federal Reserve Bank of Atlanta ("FRB") during the three months ended March 31, 2025.

AFS securities increased $15.1 million or 2.9% to $540.8 million at March 31, 2025 from $525.6 million at December 31, 2024 purchases of AFS securities exceeded sales, maturities and principal paydowns during the three months ended March 31, 2025.  HTM securities decreased $1.4 million to $133.8 million at March 31, 2025, from $135.2 million at December 31, 2024, due to paydowns and maturities exceeding purchases during the three months ended March 31, 2025.

Total loans receivable, net, including loans held for sale, increased $2.8 million or 0.4% to $689.9 million at March 31, 2025 from $687.1 million at December 31, 2024, primarily due to increases in real estate loans originated during the three months ended March 31, 2025. Residential mortgage loans increased $4.4 million or 2.2% to $208.1 million at March 31, 2025 from $203.7 million at December 31, 2024. Commercial real estate loans increased $1.7 million or 0.6% to $290.2 million at March 31, 2025 from $288.5 million at December 31, 2024.  Construction loans increased $477,000 or 433920.4% to $110.4 million at March 31, 2025 from $109.9 million at December 31, 2024. Additionally, consumer home equity lines of credit increased $1.5 million or 3.9% to $39.3 million at March 31, 2025 from $37.8 million at December 31, 2024.  Offsetting these increases, commercial and agricultural loans decreased $5.4 million or 14.6% to $31.5 million at March 31, 2025 from $36.9 million at December 31, 2024.  Other consumer loans remained relatively unchanged at $23.8 million at March 31, 2025 and December 31, 2024.  Loans held for sale increased to $825,000 at March 31, 2025 from $599,000 at December 31, 2024.

Premises and equipment, net increased $4.2 million or 14.5% to $33.6 million at March 31, 2025 from $29.3 million at December 31, 2024 as a result of improvements made to existing branches and future branch opportunities.

Other assets decreased $2.0 million or 11.8% to $14.8 million at March 31, 2025 from $16.8 million at December 31, 2024.

Liabilities

Deposit Accounts

Total deposits increased $21.5 million or 1.6% to $1.35 billion at March 31, 2025 from December 31, 2024, primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by a decrease in checking accounts. The Bank had $25.8 million in brokered time deposits at both March 31, 2025 and December 31, 2024. A portion of these brokered deposits include call options, giving the Bank the flexibility to redeem them early if interest rates move favorably. In addition, the Bank held $5.4 million of non-certificate brokered deposits at both March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, we had no deposit relationships greater than 5% of outstanding deposits. At March 31, 2025, approximately $341.3 million or 25.4% of our $1.35 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

We had no outstanding borrowings from the FRB at March 31, 2025, compared to $50.0 million at December 31, 2024. This decrease was primarily due to excess liquidity, which reduced the need for borrowed funds.

We also had $24.2 million in other borrowings at March 31, 2025, compared to $27.8 million and December 31, 2024, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both March 31, 2025 and December 31, 2024, the Company had $5.2 million in junior subordinated debentures and $10.0 million in subordinated debentures outstanding. See “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report for additional information.

Shareholders’ Equity

Shareholders’ equity increased $5.8 million or 3.2% to $188.2 million at March 31, 2025 from $182.4 million at December 31, 2024. The increase was attributable to $2.6 million of net income available to common shareholders and a $3.7 million reduction in accumulated other comprehensive loss. The improvement in AOCL was primarily due to favorable changes in market interest rates, which positively impacted the fair value of AFS securities. These increases were partially offset by $478,000 in common stock dividends paid and $415,000 in preferred stock dividends paid to shareholders during the three months ended March 31, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended March 31, 2025 and 2024

Net Income

Net income available to common shareholders increased $838,000, or 47.8%, to $2.6 million or $0.81 per basic common share for the quarter ended March 31, 2025, compared to $1.8 million or $0.54 per basic common share for the quarter ended March 31, 2024. The increase was the result of increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, which were partially offset by increases in non-interest expense, provision for income taxes and the payment of preferred stock dividends during the first quarter of 2025.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended March 31, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended March 31, 2025 and 2024.

	Quarter Ended March 31,
	2025			2024
Dollars in thousands	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$704,618	$11,148	6.33%	$646,395	$9,560	5.92%
Taxable Investments	658,057	6,915	4.20	678,030	7,500	4.42
Non-taxable Investments	6,079	39	2.57	20,400	178	3.50
Deposits with other Banks	102,334	1,136	4.44	111,870	1,510	5.40
Total Interest-Earning Assets	$1,471,088	$19,238	5.23%	$1,456,695	$18,748	5.15%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$749,322	$4,356	2.33%	$717,245	$4,657	2.60%
Certificates Accounts	314,883	3,276	4.16	235,730	2,227	3.78
Total Interest-Bearing Deposits	1,064,205	7,632	2.87	952,975	6,884	2.89
Other Borrowings (2)	30,792	160	2.08	134,182	1,410	4.20
Junior Subordinated Debentures	5,155	81	6.31	5,155	95	7.42
Subordinated Debentures	10,000	131	5.25	26,500	348	5.25
Total Interest-Bearing Liabilities	$1,110,152	$8,004	2.88%	$1,118,812	$8,737	3.12%
Net Interest Rate Spread			2.35%			2.03%
Tax Equivalent Net Interest Income/Margin		$11,234	3.05%		$10,011	2.75%
Less: tax equivalent adjustment		5			29
Net Interest Income		$11,229			$9,982

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $1.2 million or 12.5% to $11.2 million during the quarter ended March 31, 2025, compared to $10.0 million for the same quarter in 2024 due to increases in both average interest-earning assets and net interest margin. During the quarter ended March 31, 2025, average interest-earning assets increased $14.4 million or 1.0% to $1.47 billion from $1.46 billion for the same quarter in 2024, while average interest-bearing liabilities decreased $8.7 million or 0.8% to $1.11 billion for the quarter ended March 31, 2025 from $1.12 billion for the comparable quarter in 2024. The Company's net interest margin was 3.05% for the quarter ended March 31, 2025 compared to 2.75% for the comparable quarter in 2024. The Company's net interest spread on a tax equivalent basis was 2.35% for the quarter ended March 31, 2025 compared to 2.03% for the quarter ended March 31, 2024.

Interest Income

Total tax-equivalent interest income increased $490,000 or 2.6% to $19.2 million for the quarter ended March 31, 2025 compared to $18.7 million for the same period in 2024.

Interest income on loans increased $1.6 million or 16.6% to $11.1 million for the quarter ended March 31, 2025 from $9.6 million for the first quarter of 2024. The increase was the result of a $58.2 million increase in the average loan portfolio balance combined with a 41 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments decreased $585,000 or 7.8% to $6.9 million during the quarter ended March 31, 2025, from $7.5 million for the first quarter of 2024, due to a $20.0 million decrease in the average balance of taxable investments combined with a 22 basis point decrease in the average yield to 6.33%. Tax equivalent interest income from non-taxable investments decreased $139,000 to $39,000 during the quarter ended March 31, 2025 primarily due to a $14.3 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks decreased $374,000 to $1.1 million during the quarter ended March 31, 2025, from $1.5 million for the first quarter of 2024, due to a $9.5 million decrease in the average balance of these assets combined with a 96 basis point decrease in the average yield earned on these assets due to decreased market interest rates.

Interest Expense

Total interest expense decreased $733,000 or 8.4% to $8.0 million for the quarter ended March 31, 2025 compared to $8.7 million for the same quarter in 2024 due to an $8.7 million decrease in the average balance of these liabilities combined with a decrease in market interest rates.

Interest expense on deposits increased $748,000 to $7.6 million for the quarter ended March 31, 2025, from $6.9 million for the first quarter of 2024, due to a $111.2 million increase in the average balance of interest-bearing deposit accounts, reflecting growth in higher cost certificate of deposit accounts, which was partially offset by a decrease of two basis points in the average cost of deposits.

Interest expense on FRB and other borrowings decreased $1.3 million to $160,000 for the quarter ended March 31, 2025, from $1.4 million for the first quarter of 2024, due to a decrease of $103.4 million in the average balance of these liabilities combined with a 212 basis point decrease in the average cost of these liabilities, reflecting lower market interest rates. The decrease in these liabilities was primarily due to the repayment of borrowings from the Federal Reserve Bank.

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

The Company recorded no provision for credit losses during the quarter ended March 31, 2025, compared to $300,000 in provision for credit losses on loans and a $35,000 provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $335,000 during the quarter ended March 31, 2024.  Net recoveries totaled $111,000 for the first quarter of 2025 compared to $15,000 during the first quarter of 2024. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $122,000 or 5.3% to $2.4 million for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily due to a $128,000 increase in other non-interest income, which included a $60,000 increase in rental income and $62,000 gain on sale of land held for sale. During the first quarter of 2025, we purchased a multi-tenant property resulting in an increase to rental income, which is intended to be the future site of a full-service branch.

For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $205,000 or 2.1% to $9.8 million for the quarter ended March 31, 2025 compared to $9.6 million for the quarter ended March 31, 2024. The following table summarizes the changes in non-interest expense:

	Quarter Ended March 31,		Increase (Decrease)
Dollars in thousands	2025	2024	$	%
Compensation and Employee Benefits	$5,797	$5,542	$255	4.6%
Occupancy	857	813	44	5.4%
Advertising	212	275	(63)	-22.9%
Depreciation and Maintenance of Equipment	385	475	(90)	-18.9%
FDIC Insurance Premiums	170	163	7	4.3%
Consulting	176	172	4	2.3%
Debit Card Expense	384	339	45	13.3%
Data Processing	406	339	67	19.8%
Cloud Services	240	209	31	14.8%
Other	1,213	1,308	(95)	-7.3%
Total Non-Interest Expense	$9,840	$9,635	$205	2.1%

The largest increase in non-interest expense during the first quarter of 2025 was compensation and employee benefits expense, which increased $255,000 to $5.8 million for the quarter ended March 31, 2025, compared to $5.5 million during the same period in 2024.  These increases were primarily the result of higher staffing levels and additional compensation-related costs to support our growth and operational needs.

Provision For Income Taxes

The provision for income taxes increased 42.4% to $826,000 for the quarter ended March 31, 2025, from $580,000 for the same period in 2024, due to higher pre-tax net income. Pre-tax net income was $3.0 million for the quarter ended March 31, 2025 compared to $1.8 million for the first quarter of 2024. The Company’s combined federal and state effective income tax rate was 21.6% and 24.9% for the quarters ended March 31, 2025 and 2024, respectively.

Other

The U.S. Department of the Treasury’s Community Development Financial Institutions ("CDFI") Fund released a revised CDFI Certification Application on December 7, 2023. On June 20, 2024, the CDFI announced an extension to the recertification filing deadline that now requires applications to be submitted by December 31, 2025. The Company is currently in the process of evaluating the revised Certification Application requirements and completing its recertification as a CDFI. Being a certified CDFI offers several benefits, including, among others:

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

During the first quarter of 2025, President Trump issued an Executive Order instructing the CDFI Fund to reduce its operations to the minimum needed to fulfill its statutory duties. The Company has been a participant in the CDFI and is monitoring these developments.

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

Our primary sources of funds include deposits, scheduled loan and investment repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $152.7 million in unused commitments to extend credit and standby letters of credit at March 31, 2025.

During the three months ended March 31, 2025, loan disbursements exceeded loan repayments resulting in a $2.8 million increase in total net loans receivable. Also, during the three months ended March 31, 2025, deposits increased $21.5 million.

The FHLB of Atlanta has approved a line of credit of up to 25.0% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. The Bank had no outstanding FHLB advances at March 31, 2025 with $463.9 million in total borrowing capacity at the FHLB at that date, subject to collateral requirements. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $46.4 million and $37.8 million at March 31, 2025.

We may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At March 31, 2025, we had no outstanding borrowings from the FRB discount window, with pledged collateral for these borrowings investment securities with an amortized cost and fair value of $362.8 million and $337.3 million at that date. During 2023, we entered the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of March 31, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $77.6 million and $61.2 million. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at March 31, 2025.

Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS securities totaled $643.9 million at March 31, 2025. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $278.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2025, Security Federal had liquid assets of $34.1 million.  In addition to its operating expenses, Security Federal is responsible for funding dividend payments to its shareholders, repurchases of its common stock, and payments on its trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank; however, there are regulatory restrictions on the Bank's ability to pay dividends to the Company. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.15 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.15 per share, our average total dividend paid each quarter would be approximately $519,000 based on the number of outstanding shares at March 31, 2025.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. On August 19, 2024, the Company's Board of Directors authorized an increase in the repurchase program, adding an additional 100,000 shares to the total shares available for repurchase. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended March 31, 2025, the Company repurchased 25 shares of its common stock at an aggregate cost of less than $1,000, leaving 127,041 shares available for further repurchase under the existing stock repurchase program at March 31, 2025. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2025, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.9%, 10.6%, 18.9%, and 20.2%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2025 the Bank’s conservation buffer was 12.2%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. There were no material changes in information concerning market risk from the information provided in the Company’s 2024 Form 10-K.

For the three months ended March 31, 2025, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.35%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2025 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A      Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2024 Form 10-K.

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended March 31, 2025 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	-	$-	-	127,066
February 1, 2025 - February 28, 2025	25	$27.00	25	127,041
March 1, 2025 - March 31, 2025	-	$-	-	127,041
Total	25		25

(1)

On June 23, 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. On August 19, 2024, the Company's Board of Directors announced an additional 100,000 shares available to be purchased under the program. The repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.5	ECIP Securities Purchase Option Agreement dated January 10, 2025, by and between Security Federal Corporation and the U.S. Department of Treasury (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

(7)         Filed on January 14, 2025, as an exhibit to the Company's Current Report on Form 8-K dated January 10, 2025 and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	May 9, 2025	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
(Duly Authorized Representative)

Date:	May 9, 2025	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
(Principal Financial Officer)