Form 10-Q
period 2025-06-30
SECURITY FEDERAL CORP
filed 2025-08-12
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	August 12, 2025	3,123,691

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
Dollars in thousands, except per share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$142,190	$178,277
Certificates of Deposit with Other Banks	1,250	1,250
Investments:
Available For Sale ("AFS")	588,207	525,623
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $116,430 and $130,902 at June 30, 2025 and December 31, 2024, Respectively)	119,402	135,200
Total Investments	707,609	660,823
Loans Receivable, Net:
Held For Sale	2,229	599
Held For Investment (Net of Allowance for Credit Losses of $14,007 and $13,894 at June 30, 2025 and December 31, 2024, Respectively)	685,501	686,550
Total Loans Receivable, Net	687,730	687,149
Accrued Interest Receivable	5,096	5,374
Operating Lease Right-of-Use ("ROU") Assets	1,262	927
Land Held for Sale	702	938
Premises and Equipment, Net	33,390	29,321
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,130	1,089
Bank Owned Life Insurance ("BOLI")	29,016	28,660
Goodwill	1,200	1,200
Other Assets	14,661	16,765
Total Assets	$1,625,236	$1,611,773
LIABILITIES:
Deposit Accounts	$1,383,201	$1,324,033
Borrowings from Federal Reserve Bank ("FRB")	-	50,000
Other Borrowings	24,411	27,809
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	10,000	10,000
Operating Lease Liabilities	1,292	959
Other Liabilities	9,898	11,428
Total Liabilities	1,433,957	1,429,384
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at June 30, 2025 and December 31, 2024	82,949	82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,458,722 Shares Issued and 3,184,218 Shares Outstanding at June 30, 2025 and 3,458,050 Shares Issued and 3,186,571 Shares Outstanding at December 31, 2024, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,356	18,336
Treasury Stock, at Cost; 274,504 and 271,479 Shares Outstanding at June 30, 2025 and December 31, 2024, Respectively	(6,065)	(5,964)
Accumulated Other Comprehensive Loss ("AOCL")	(25,826)	(31,105)
Retained Earnings	121,830	118,138
Total Shareholders' Equity	191,279	182,389
Total Liabilities and Shareholders' Equity	$1,625,236	$1,611,773

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Interest Income:
Loans	$11,099	$10,029	$22,248	$19,590
Taxable Investment Securities	6,891	7,474	13,805	14,974
Tax-exempt Investment Securities	34	150	68	299
Other	1,425	1,168	2,561	2,677
Total Interest Income	19,449	18,821	38,682	37,540
Interest Expense:
Deposits	7,834	7,306	15,465	14,189
FHLB Advances and Other Borrowed Money	90	891	250	2,300
Subordinated Debentures	131	348	263	696
Junior Subordinated Debentures	82	95	163	191
Total Interest Expense	8,137	8,640	16,141	17,376
Net Interest Income	11,312	10,181	22,541	20,164
Provision for Credit Losses	—	175	—	510
Net Interest Income After Provision for Credit Losses	11,312	10,006	22,541	19,654
Non-Interest Income:
Net Gain on Sale of Investments	22	—	22	—
Gain on Sale of Loans	253	231	381	361
Service Fees on Deposit Accounts	306	306	607	625
Commissions From Insurance Agency	197	172	415	356
Trust Income	474	534	927	1,056
BOLI Income	179	173	356	346
ATM and Check Card Fee Income	815	780	1,681	1,602
Other	349	258	650	429
Total Non-Interest Income	2,595	2,454	5,039	4,775
Non-Interest Expense:
Compensation and Employee Benefits	5,856	5,524	11,653	11,066
Occupancy	936	812	1,793	1,626
Advertising	198	226	410	500
Depreciation and Maintenance of Equipment	401	526	786	1,000
FDIC Insurance Premiums	181	172	352	336
Consulting	195	145	371	317
Debit Card Expenses	550	398	934	737
Data Processing	404	338	811	677
Cloud Services	239	195	479	405
Other	1,401	1,333	2,613	2,640
Total Non-Interest Expense	10,361	9,669	20,202	19,304
Income Before Income Taxes	3,546	2,791	7,378	5,125
Provision for Income Taxes	756	565	1,582	1,146
Net Income	2,790	2,226	5,796	3,979
Preferred Stock Dividends	415	97	830	97
Net Income Available to Common Shareholders	2,375	2,129	4,966	3,882
Net Income Per Common Share (Basic)	$0.75	$0.66	$1.56	$1.20
Cash Dividend Per Share on Common Stock	$0.25	$0.14	$0.40	$0.28
Weighted Average Shares Outstanding (Basic)	3,186,026	3,219,539	3,186,408	3,224,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
Dollars in thousands	2025	2024
Net Income	$2,790	$2,226
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $560.8 thousand and $103.6 thousand at June 30, 2025 and 2024, Respectively	1,633	301
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $5.4 thousand at June 30, 2025	(16)	—
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $361 and $404 at June 30, 2025 and 2024, Respectively	1	2
Other Comprehensive Income, Net of Tax	1,618	303
Comprehensive Income	$4,408	$2,529

	Six Months Ended June 30,
Dollars in thousands	2025	2024
Net Income	$5,796	$3,979
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $1.8 million and $438 thousand at June 30, 2025 and 2024, Respectively	5,292	1,291
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $5.4 thousand at June 30, 2025	(16)	—
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $724 and $846 at June 30, 2025 and 2024, Respectively	3	3
Other Comprehensive Income, Net of Tax	5,279	1,294
Comprehensive Income	$11,075	$5,273

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases			—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569
Net Income	—	—	—	—	—	—	—	—	2,226	2,226
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	303	—	303
Employee Stock Purchase Plan	—	—	498	—	—	—	12	—	—	12
Treasury Stock Repurchases	—	—	—	—	29,180	(670)	—	—	—	(670)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(97)	(97)
Balance at June 30, 2024	82,949	$82,949	3,457,212	$35	260,769	$(5,682)	$18,313	$(33,756)	$114,032	$175,891

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2024	82,949	$82,949	3,458,050	$35	271,479	$(5,964)	$18,336	$(31,105)	$118,138	$182,389
Net Income	—	—	—	—	—	—	—	—	3,006	3,006
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	3,661	—	3,661
Employee Stock Purchase Plan	—	—	357	—	—	—	10	—	—	10
Treasury Stock Repurchases	—	—	—	—	25	(1)	—	—	—	(1)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(478)	(478)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at March 31, 2025	82,949	$82,949	3,458,407	$35	271,504	$(5,965)	$18,346	$(27,444)	$120,251	$188,172
Net Income	—	—	—	—	—	—	—	—	2,790	2,790
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	1,618	—	1,618
Employee Stock Purchase Plan	—	—	315	—	—	—	10	—	—	10
Treasury Stock Repurchases	—	—	—	—	3,000	(100)	—	—	—	(100)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(796)	(796)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at June 30, 2025	82,949	$82,949	3,458,722	$35	274,504	$(6,065)	$18,356	$(25,826)	$121,830	$191,279

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,796	$3,979
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,076	1,034
Discount Accretion and Premium Amortization, net	1,700	1,745
Provision for Credit Losses	—	510
Earnings on BOLI	(356)	(346)
Gain on Sale of Loans	(381)	(361)
Gain on Sale of Investments	(22)	—
Gain on Sale of Land Held for Sale	(62)	—
Amortization of Operating Lease ROU Assets	244	235
Proceeds From Sale of Loans Held For Sale	17,020	12,552
Origination of Loans Held For Sale	(18,268)	(13,365)
Decrease in Accrued Interest Receivable	278	47
Change in Other Assets	332	11,504
Change in Lease Liabilities and Other Liabilities	(1,776)	104
Net Cash Provided By Operating Activities	5,581	17,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(111,692)	(14,919)
Proceeds from Paydowns and Maturities of AFS Securities	30,183	33,130
Proceeds from Sales of AFS Securities	24,340	—
Purchase of HTM Securities	(1,783)	—
Proceeds from Paydowns and Maturities of HTM Securities	17,538	20,450
Purchase of FHLB Stock	(41)	(119)
Net Decrease (Increase) in Loans Receivable	1,049	(31,974)
Proceeds from Sale of Land Held for Sale	298	—
Purchase and Improvement of Premises and Equipment	(5,145)	(2,159)
Net Cash (Used) Provided By Investing Activities	(45,253)	4,409
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	59,168	41,157
(Decrease) Increase in Other Borrowings, Net	(3,398)	2,806
Proceeds from FRB Borrowings	—	65,000
Repayment of FRB Borrowings	(50,000)	(119,200)
Purchases of Treasury Stock	(101)	(769)
Proceeds from Employee Stock Purchase Plan	20	26
Dividends to Common Stock Shareholders	(1,274)	(904)
Dividends to Preferred Stock Shareholder	(830)	(97)
Net Cash Provided (Used) By Financing Activities	3,585	(11,981)
Net (Decrease) Increase in Cash and Cash Equivalents	(36,087)	10,066
Cash and Cash Equivalents at Beginning of Period	178,277	128,284
Cash and Cash Equivalents at End of Period	$142,190	$138,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$18,532	$18,354
Cash Paid for Taxes	1,543	1,493
Non-Cash Transactions:
ROU Asset Lease Renewal	578	-
Other Comprehensive Income	5,279	1,294

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2024 (“2024 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On January 1, 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Executive Committee, which has been identified as the chief operating decision maker (“CODM”).

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at June 30, 2025 or 2024; therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended June 30,
	2025			2024
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$2,375	3,186	$0.75	$2,129	3,220	$0.66

	Six Months Ended June 30,
	2025			2024
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$4,966	3,186	$1.56	$3,882	3,224	$1.20

(1)  Net income available to common shareholders

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2025 and 2024, the Company had no options outstanding and there was no activity during the three and six months ended June 30, 2025 and 2024. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of June 30, 2025 and  December 31, 2024. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	June 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$52,934	$48	$(449)	$52,533
Small Business Administration (“SBA”) Bonds	56,241	280	(1,960)	54,561
Tax Exempt Municipal Bonds	6,692	—	(916)	5,776
Taxable Municipal Bonds	64,406	—	(9,885)	54,521
Mortgage-Backed Securities ("MBS")	442,289	270	(21,743)	420,816
Total AFS Securities	$622,562	$598	$(34,953)	$588,207

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$39,670	$117	$(203)	$39,584
SBA Bonds	66,491	337	(2,402)	64,426
Tax Exempt Municipal Bonds	6,746	—	(688)	6,058
Taxable Municipal Bonds	64,530	—	(11,970)	52,560
MBS	389,592	346	(26,943)	362,995
Total AFS Securities	$567,029	$800	$(42,206)	$525,623

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

	June 30, 2025
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$20,063	$(152)	18	$21,030	$(297)	20	$41,093	$(449)
SBA Bonds	8,905	(115)	11	21,911	(1,845)	40	30,816	(1,960)
Tax Exempt Municipal Bonds	—	—	—	5,776	(916)	5	5,776	(916)
Taxable Municipal Bonds	—	—	—	54,521	(9,885)	59	54,521	(9,885)
MBS	108,463	(761)	39	235,620	(20,982)	177	344,083	(21,743)
	$137,431	$(1,028)	68	$338,858	$(33,925)	301	$476,289	$(34,953)

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$3,014	$(10)	4	$23,427	$(193)	22	$26,441	$(203)
SBA Bonds	10,795	(154)	12	24,319	(2,248)	46	35,114	(2,402)
Tax Exempt Municipal Bonds	—	—	—	6,058	(688)	5	6,058	(688)
Taxable Municipal Bonds	—	—	—	52,560	(11,970)	59	52,560	(11,970)
MBS	16,510	(152)	26	270,559	(26,791)	195	287,069	(26,943)
	$30,319	$(316)	42	$376,923	$(41,890)	327	$407,242	$(42,206)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2025 our AFS investment portfolio consisted of 511 individual AFS securities, 369 of which were in an unrealized loss position. At  December 31, 2024, 369 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  June 30, 2025 is discussed below.

Student Loan Pools - Securities in this group are typically 97% guaranteed by the U.S. government.  At June 30, 2025, there were 46 AFS student loan pool securities, 38 of which had unrealized losses. Of the 38 securities in a loss position, 37 were rated AA or higher by Moody’s, Bloomberg, and/or S&P.  The remaining security in a loss position had an unrealized loss of less than $1,000 at June 30, 2025. Each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment, and not credit quality. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the six months ended June 30, 2025.

SBA Bonds - SBA Bonds are fully backed by the U.S. government. At June 30, 2025, there were 108 AFS SBA Bonds, 51 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses on these securities during the six months ended June 30, 2025.

MBS - At June 30, 2025, approximately 78% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. At June 30, 2025, there were 165 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the six months ended June 30, 2025.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At June 30, 2025, we held 65 private label CMO securities with an amortized cost and fair value of $96.4 million and $93.3 million, respectively. At that date, 51 of these securities had unrealized losses. Of the 51 securities in a loss position, 34 were rated AA or higher by Moody’s, Bloomberg, and/or S&P.  The remaining 17 securities in a loss position had a total fair value of $27.2 million and unrealized losses of $317,000 at June 30, 2025. Each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the six months ended June 30, 2025.

Municipal Bonds - At June 30, 2025 there were five tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the six months ended June 30, 2025. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.3 million at June 30, 2025 and was excluded from the estimate of credit losses.

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $451.1  million and $419.3  million at June 30, 2025 , and  $578.0  million and $535.8  million at December 31, 2024 , respectively.

During the six months ended June 30, 2025, the Company sold seven individual investment securities for $24.3 million and recorded gross gains of $57,000 and gross losses of $35,000 during the period. There were no sales of AFS securities during the six months ended June 30, 2024.

The amortized cost and fair value of AFS securities at June 30, 2025, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

	June 30, 2025
Dollars in thousands	Amortized Cost	Fair Value
One Year or Less	$9	$9
After One – Five Years	16,920	16,378
After Five – Ten Years	48,853	44,182
More Than Ten Years	114,491	106,822
MBS	442,289	420,816
Total AFS Securities	$622,562	$588,207

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	June 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,531	$199	$—	12,730
SBA Bonds	7,160	123	—	7,283
Taxable Municipal Bonds	979	—	(7)	972
MBS	98,732	810	(4,097)	95,445
Total HTM Securities	$119,402	$1,132	$(4,104)	$116,430

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,967	$—	$(39)	$11,928
Student Loan Pools	13,202	333	—	13,535
SBA Bonds	8,168	145	—	8,313
Taxable Municipal Bonds	973	—	(20)	953
MBS	100,890	404	(5,121)	96,173
Total HTM Securities	$135,200	$882	$(5,180)	$130,902

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable Municipal Bonds	$—	$—	$972	$(7)	$972	$(7)
MBS	10,203	(100)	41,367	(3,997)	51,570	(4,097)
	$10,203	$(100)	$42,339	$(4,004)	$52,542	$(4,104)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,928	$(39)	$11,928	$(39)
Taxable Municipal Bonds	—	—	953	(20)	953	(20)
MBS	9,906	(156)	43,547	(4,965)	53,453	(5,121)
	$9,906	$(156)	$56,428	$(5,024)	$66,334	$(5,180)

At both  June 30, 2025 and December 31, 2024, 45 individual HTM securities were in a loss position, including 35 and 37 securities that were in a loss position for greater than 12 months, respectively. We believe, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  June 30, 2025, the Company held an amortized cost and fair value of $7.4 million and $7.3 million in HTM private label CMO securities, compared to an amortized cost and fair value of $9.0 million and $8.9 million at December 31, 2024, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  June 30, 2025. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  June 30, 2025.

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$979
Total Taxable Municipal Bond	$979
Private Label MBS
AAA	$6,332
A	1,085
Total Private Label MBS	$7,417

As of June 30, 2025, there were no HTM securities classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $530,000 at  June 30, 2025 and was excluded from the estimate of credit losses.

At June 30, 2025, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $89.2 million and $92.3 million, compared to an amortized cost and fair value of $89.8 million and $94.1 million at December 31, 2024 respectively.

At June 30, 2025, HTM securities had a combined book value of $119.4 million and an average book yield of 4.69%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at June 30, 2025. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due in one year or less	$979	3.42%
Due after one year through five years	772	5.60%
Due after five years through ten years	3,573	6.43%
Due after ten years	15,346	6.13%
MBS	98,732	4.41%
Total HTM Securities	$119,402	4.69%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	June 30, 2025	December 31, 2024
Real Estate Loans:
Construction	$104,695	$109,928
Residential	206,010	203,650
Commercial	291,681	288,509
Commercial and Agricultural Loans	32,233	36,870
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	40,860	37,837
Other Consumer	24,182	23,843
Total Loans Held for Investment, Gross	699,661	700,637
Less:
Allowance for Credit Losses	14,007	13,894
Deferred Loan Fees	153	193
	14,160	14,087
Total Loans Receivable, Net	$685,501	$686,550

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information regarding the borrowers' ability to pay off their loan in accordance with its terms. This information includes, but is not limited to, current financial and credit documentation, payment history, public information and current economic trends, among other factors. Risk ratings are used to rate the credit quality of loans for the purposes of determining our allowance for credit losses. The following definitions are used for credit quality risk ratings:

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

There were no loans rated as Doubtful or Loss in our loan portfolio as of June 30, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans, categorized by credit quality indicators, and total current period gross write-offs by year of origination as of June 30, 2025 and  December 31, 2024.

	June 30, 2025
	Term Loans by Year of Origination
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction Real Estate
Pass	$11,045	$34,553	$6,120	$12,448	$7,541	$674	$222	$72,603
Caution	6,932	15,665	1,568	4,967	60	93	266	29,551
Special Mention	367	—	—	—	—	110	—	477
Substandard	—	131	868	—	991	—	74	2,064
Total Construction Real Estate	18,344	50,349	8,556	17,415	8,592	877	562	104,695
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	7,338	23,861	34,870	39,132	6,305	20,620	11,873	143,999
Caution	6,028	9,535	17,660	10,046	3,652	7,678	144	54,743
Special Mention	477	948	984	217	247	349	—	3,222
Substandard	—	489	1,175	423	360	1,599	—	4,046
Total Residential Real Estate	13,843	34,833	54,689	49,818	10,564	30,246	12,017	206,010
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	10,827	29,684	24,607	50,281	42,557	30,314	6,644	194,914
Caution	8,504	18,614	16,117	8,286	11,414	10,463	4,163	77,561
Special Mention	—	7,251	427	—	569	2,444	—	10,691
Substandard	—	587	5,936	1,428	101	413	50	8,515
Total Commercial Real Estate	19,331	56,136	47,087	59,995	54,641	43,634	10,857	291,681
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	3,050	2,185	2,685	2,484	1,501	772	3,585	16,262
Caution	2,180	4,696	3,255	515	835	4	816	12,301
Special Mention	2,522	5	415	—	—	—	104	3,046
Substandard	—	199	171	109	13	38	94	624
Total Commercial and Agricultural	7,752	7,085	6,526	3,108	2,349	814	4,599	32,233
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
HELOC
Pass	—	—	—	—	—	—	30,693	30,693
Caution	—	—	—	—	—	—	7,750	7,750
Special Mention	—	—	—	—	—	—	2,227	2,227
Substandard	—	—	—	—	—	—	190	190
Total HELOC	—	—	—	—	—	—	40,860	40,860
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	3,330	4,318	2,501	1,624	486	3,940	1,423	17,622
Caution	1,112	2,140	1,152	886	284	190	262	6,026
Special Mention	162	106	28	14	—	—	11	321
Substandard	—	12	29	67	69	23	13	213
Total Other Consumer	4,604	6,576	3,710	2,591	839	4,153	1,709	24,182
Current Period Gross Write-Offs	—	7	—	3	3	—	28	41
Total Loans	$63,874	$154,979	$120,568	$132,927	$76,985	$79,724	$70,604	$699,661
Total Current Period Gross Write-Offs	$-	$7	$-	$3	$3	$-	$28	$41

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	June 30, 2025
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$1,911	$—	$33	$1,944	$102,751	$104,695
Residential Real Estate	635	479	186	1,300	204,710	206,010
Commercial Real Estate	2,158	—	676	2,834	288,847	291,681
Commercial and Agricultural	123	87	315	525	31,708	32,233
HELOC	150	68	49	267	40,593	40,860
Other Consumer	312	85	55	452	23,730	24,182
Total	$5,289	$719	$1,314	$7,322	$692,339	$699,661

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$3,755	$35	$1,156	$4,946	$104,982	$109,928
Residential Real Estate	2,038	864	382	3,284	200,366	203,650
Commercial Real Estate	1,708	140	630	2,478	286,031	288,509
Commercial and Agricultural	991	—	305	1,296	35,574	36,870
HELOC	164	26	21	211	37,626	37,837
Other Consumer	216	117	46	379	23,464	23,843
Total	$8,872	$1,182	$2,540	$12,594	$688,043	$700,637

At June 30, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows nonaccrual loans by category at the dates indicated.

	June 30, 2025			December 31, 2024
Dollars in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Construction Real Estate	$591	$—	$591	$1,438	$—	$1,438
Residential Real Estate	1,182	192	1,374	1,503	204	1,707
Commercial Real Estate	3,471	—	3,471	3,658	—	3,658
Commercial and Agricultural	340	—	340	331	—	331
HELOC	91	—	91	424	—	424
Other Consumer	89	—	89	78	—	78
Total Nonaccrual Loans	$5,764	$192	$5,956	$7,432	$204	$7,636

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2025 and 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
Dollars in thousands	2025	2024
Residential Real Estate	$—	$5
Commercial and Agricultural	4	5
Total	$4	$10

	For the Six Months Ended June 30,
Dollars in thousands	2025	2024
Construction Real Estate	$1	$—
Residential Real Estate	—	9
Commercial Real Estate	—	5
Commercial and Agricultural	4	5
Other Consumer	1	2
Total	$6	$21

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,083	$4,247	$5,386	$823	$814	$652	$14,005
(Reversal of) Provision for Credit Losses	(68)	(35)	35	25	27	16	—
Charge-Offs	—	—	—	—	—	(12)	(12)
Recoveries	—	3	—	1	—	10	14
Ending Balance	$2,015	$4,215	$5,421	$849	$841	$666	$14,007

	Three Months Ended June 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,990	$3,854	$4,932	$699	$761	$606	$12,842
Provision for (Reversal of) Credit Losses	16	147	(77)	84	1	4	175
Charge-Offs	—	—	—	(60)	—	(34)	(94)
Recoveries	—	9	9	8	—	9	35
Ending Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958

	Six Months Ended June 30, 2025
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894
Provision for (Reversal of) Credit Losses	111	26	(86)	(151)	54	46	—
Charge-Offs	—	—	—	—	—	(41)	(41)
Recoveries	—	7	120	10	—	17	154
Ending Balance	$2,015	$4,215	$5,421	$849	$841	$666	$14,007

	Six Months Ended June 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for (Reversal of) Credit Losses	178	430	(201)	(9)	30	47	475
Charge-Offs	—	—	—	(82)	—	(75)	(157)
Recoveries	—	29	13	14	1	14	71
Ending Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	June 30, 2025	December 31, 2024
Construction Real Estate	$412	$1,156
Residential Real Estate	740	849
Commercial Real Estate	3,405	3,426
HELOC	282	295
Total	$4,839	$5,726

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

The Company had no modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2025 or 2024.

As of June 30, 2025 and 2024, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments totaling $749,000 at both  June 30, 2025 and December 31, 2024, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2025	2024
Beginning Balance	$749	$894
Provision for unfunded commitments	—	—
Ending Balance	$749	$894

	For the Six Months Ended June 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2025	2024
Beginning Balance	$749	$859
Provision for unfunded commitments	—	35
Ending Balance	$749	$894

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	June 30, 2025	December 31, 2024
Checking	$484,792	$483,275
Money Market	479,644	443,572
Savings	87,378	87,630
Certificates of Deposit	331,387	309,556
Total	$1,383,201	$1,324,033

We had $5.5 million in non-certificate brokered deposits at both  June 30, 2025 and December 31, 2024, which are included in checking and money market deposits above. We also had $25.8 million in brokered certificates of deposit with a weighted average interest rate of 4.50% at both  June 30, 2025 and December 31, 2024.  In addition, $60,000 and $55,000, in deposit account overdrafts were reclassified to loans at June 30, 2025 and December 31, 2024, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $80.0 million and $50.2 million at June 30, 2025 and December 31, 2024, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $342.6 million and $365.8 million at June 30, 2025 and December 31, 2024, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	June 30, 2025	December 31, 2024
Within 1 Year	$292,871	$253,065
After 1 Year, Within 2 Years	14,699	33,035
After 2 Years, Within 3 Years	16,123	14,547
After 3 Years, Within 4 Years	3,590	3,777
After 4 Years, Within 5 Years	3,516	4,551
Thereafter	588	581
Total Certificates of Deposit	$331,387	$309,556

NOTE 10 - BORROWINGS

The Company had no outstanding borrowings under the FRB discount window at June 30, 2025 compared to $50.0 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024.  The Company originally elected to participate in the BTFP during 2023 to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program had a one-year term and were priced at the one-year overnight index swap (“OIS”) rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the BTFP’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.

Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  June 30, 2025, we had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $338.7 million and $314.8 million, compared to an amortized cost and fair value of $370.2 million and $341.0 million at December 31, 2024, respectively.

The Company participates in the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of June 30, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $75.6 million and $59.9 million at June 30, 2025, and $93.5 million and $65.5 million at December 31, 2024, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Company had $24.4 million and $27.8 million in other borrowings at June 30, 2025 and December 31, 2024, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at both  June 30, 2025 and  December 31, 2024. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $36.1 million and $33.9 million at June 30, 2025, and $42.1 million and $39.7 million at December 31, 2024, respectively.

There were no outstanding FHLB advances at June 30, 2025 and December 31, 2024. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $45.4 million and $36.8 million at June 30, 2025, and $39.3 million and $48.1 million at December 31, 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  Effective June 30, 2023, the Capital Securities accrue and pay distributions at a floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, which was equal to a rate per annum of 6.28% at  June 30, 2025, and 6.32% at  December 31, 2024.

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

The 15-Year Notes are unsecured, subordinated obligations of the Company, ranking junior to the Company’s senior indebtedness. The 15-Year Notes are not subject to redemption at the option of the holders. The Company may redeem the 15-Year Notes under limited circumstances prior to 2029. After that date, the Company may redeem the 15-Year Notes, in whole or in part, at its option. At June 30, 2025 and December 31, 2024, we had a remaining balance of $10.0 million on the 15-Year Notes.

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

Based on its capital levels at June 30, 2025, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2025, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$164,645	19.2%	$51,447	6.0%	$68,596	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	175,413	20.5%	68,596	8.0%	85,745	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	164,645	19.2%	38,585	4.5%	55,734	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	164,645	10.5%	62,494	4.0%	78,117	5.0%

December 31, 2024
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$158,748	18.7%	$50,913	6.0%	$67,883	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	169,405	20.0%	67,883	8.0%	84,854	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	158,748	18.7%	38,184	4.5%	55,155	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	158,748	9.9%	64,277	4.0%	80,346	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2025, the Bank’s conservation buffer was 12.5%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At June 30, 2025, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2025, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	June 30, 2025			December 31, 2024
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$52,533	$—	$—	$39,584	$—
SBA Bonds	—	54,561	—	—	64,426	—
Tax Exempt Municipal Bonds	—	5,776	—	—	6,058	—
Taxable Municipal Bonds	—	54,521	—	—	52,560	—
MBS	—	420,816	—	—	362,995	—
Total	$—	$588,207	$—	$—	$525,623	$—

There were no liabilities measured at fair value on a recurring basis at  June 30, 2025 or  December 31, 2024.

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

	June 30, 2025
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$2,229	$—	$2,229
Collateral Dependent Loans (1)	—	—	4,833	4,833
Land Held for Sale	—	—	702	702
Total	$—	$2,229	$5,535	$7,764

	December 31, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$599	$—	$599
Collateral Dependent Loans (1)	—	—	5,708	5,708
Land Held for Sale	—	—	938	938
Total	$—	$599	$6,646	$7,245

(1) Reported net of specific reserves of $6,000 and $18,000 at June 30, 2025 and December 31, 2024, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2025 or December 31, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	June 30, 2025			December 31, 2024
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs			10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10%	-	12%	10% - 12%

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances as of June 30, 2025 or December 31, 2024.

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

June 30, 2025	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$142,190	$142,190	$142,190	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	588,207	588,207	—	588,207	—
HTM Securities	119,402	116,430	—	116,430	—
Loans Receivable, Net	685,501	683,308	—	—	683,308
FHLB Stock	1,130	1,130	1,130	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,051,814	$1,051,814	$1,051,814	$—	$—
Certificates of Deposits	331,387	331,078	—	331,078	—
Other Borrowed Money	24,411	24,411	24,411	—	—
Subordinated Debentures	10,000	7,373	—	7,373	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$178,277	$178,277	$178,277	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	525,623	525,623	—	525,623	—
HTM Securities	135,200	130,902	—	130,902	—
Loans Receivable, Net	686,550	677,282	—	—	677,282
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,014,477	$1,014,477	$1,014,477	$—	$—
Certificates of Deposits	309,556	309,355	—	309,355	—
Borrowings from FRB	50,000	50,010	50,010	—	—
Other Borrowed Money	27,809	27,809	27,809	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2025, the Company had $156.8 million in off-balance sheet financial commitments compared to $152.1 million at December 31, 2024.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

The following table presents the Company's non-interest income for the periods indicated. All the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income, except for gains on the sale of OREO, when applicable, which are included in non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-interest income (dollars in thousands):	2025	2024	2025	2024
Net Gain on Sale of Investments (1)	$22	$—	$22	$—
Gain on Sale of Loans (1)	253	231	381	361
Service Fees on Deposit Accounts	306	306	607	625
Commissions From Insurance Agency (1)	197	172	415	356
Trust Income	474	534	927	1,056
BOLI Income (1)	179	173	356	346
ATM and Check Card Fee Income	815	780	1,681	1,602
Other (1)	349	258	650	429
Total non-interest income	$2,595	$2,454	$5,039	$4,775

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the six months ended June 30, 2025, the Company made cash payments in the amount of $263,000 for operating leases. The lease expense recognized during this period was $258,000 and was recorded in occupancy expense within the Consolidated Statements of Income. The lease liability had a net increase of $333,000 due to the renewal of one of the leases in June 2025.  At June 30, 2025, the Company had ROU assets of $1.3 million and operating lease liabilities of $1.3 million recorded on its consolidated balance sheet compared to ROU assets of $927,000 and operating lease liabilities of $959,000 at December 31, 2024. The lease agreements have maturity dates ranging from 2025 through 2032, some of which include options for multiple five or ten year extensions. At June 30, 2025, the remaining weighted average lease term was 4.27 years and the weighted average discount rate used was 3.8%.

At June 30, 2025, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2025	$264
2026	460
2027	243
2028	109
Thereafter	336
Total undiscounted lease payments	1,412
Less: effect of discounting	(120)
Present value of estimated lease payments (lease liability)	$1,292

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

On January 10, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “Agreement”) with Treasury. Treasury currently owns all 82,949 shares of the Company’s Preferred Stock, issued on May 24, 2022, under the ECIP. The Agreement gives the Company the option to repurchase all of the Preferred Stock at any time during the first 15 years following the original issuance. The purchase price is based on a formula using the present value of the Preferred Stock plus any unpaid dividends. Based on current market conditions, the Company expects the repurchase price to be significantly discounted from the face value.  As such, the Company evaluated this purchase option under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, and ASC 505, Equity, and determined that the purchase option requires recognition as an asset at its fair value.

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

The earliest the Company could satisfy one of the forgoing conditions is June 30, 2026. As of June 30, 2025, the Company has not yet met any of the threshold conditions and the Preferred Stock carries a dividend rate of 2.0%.

In addition to meeting a threshold condition, the Company must also comply with the original ECIP terms, maintain its Community Development Financial Institution or Minority Depositor Institution status, and meet applicable legal and regulatory requirements to exercise the option. Although the Company currently meets these eligibility requirements (other than the threshold conditions), there is no assurance it will continue to do so.  Based on the Company's evaluation under ASC 820, Fair Value Measurement, the fair value of the agreement was considered to be immaterial.

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

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•	adverse economic conditions in our market areas or other areas where we have lending relationships;
•	effects of employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth;
•

changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in response thereto, which could adversely affect our revenues, expenses, asset values, cost of capital and liquidity;

•	the impact of inflation and monetary and fiscal policy responses thereto;
•	the effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty;
•	the credit risks of lending activities, including changes in loan delinquencies, write-offs and the allowance for credit losses;
•	fluctuations in the demand for loans, the number of unsold homes, land and real estate values in our market areas;
•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
•	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•

results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down or reclassify assets, change our regulatory or capital position, or affect our liquidity and earnings;

•	legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
•	our ability to attract and retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common or preferred stock;
•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations;
•	changes in the Community Development Capital Initiative (CDCI) Program;
•

geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs, and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;

•	changes in accounting principles, policies, or guidelines, including additional guidance and interpretation on accounting issues;
•	environmental, social, and governance goals;
•

the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events on our business;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•

other risks described elsewhere in this document and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of the beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These factors could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition, consolidated results of operations, liquidity and stock price performance.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2025 and December 31, 2024

Assets - Total assets increased $13.5 million to $1.63 billion at June 30, 2025 from $1.61 billion at December 31, 2024. This increase was primarily due to an increase in AFS securities, partially offset by a decrease in cash and cash equivalents and HTM securities. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	June 30, 2025	December 31, 2024	$	%
Cash and Cash Equivalents	$142,190	$178,277	$(36,087)	(20.2)%
Certificates of Deposits with Other Banks	1,250	1,250	—	—
AFS Securities	588,207	525,623	62,584	11.9
HTM Securities	119,402	135,200	(15,798)	(11.7)
Total Loans Receivable, Net	687,730	687,149	581	0.1
Accrued Interest Receivable	5,096	5,374	(278)	(5.2)
Operating Lease ROU Assets	1,262	927	335	36.1
Land Held for Sale	702	938	(236)	(25.2)
Premises and Equipment, Net	33,390	29,321	4,069	13.9
FHLB Stock	1,130	1,089	41	3.8
BOLI	29,016	28,660	356	1.2
Goodwill	1,200	1,200	—	—
Other Assets	14,661	16,765	(2,104)	(12.5)
Total Assets	$1,625,236	$1,611,773	$13,463	0.8%

Cash and cash equivalents decreased $36.1 million or 20.2% to $142.2 million at June 30, 2025 from $178.3 million at December 31, 2024, primarily due to the repayment of borrowings with the Federal Reserve Bank of Atlanta ("FRB") during the six months ended June 30, 2025.

AFS securities increased $62.6 million or 11.9% to $588.2 million at June 30, 2025 from $525.6 million at December 31, 2024 due to purchases of AFS securities exceeding sales, maturities and principal paydowns during the six months ended June 30, 2025.  HTM securities decreased $15.8 million to $119.4 million at June 30, 2025, from $135.2 million at December 31, 2024, due to paydowns and maturities exceeding purchases during the six months ended June 30, 2025. The increase in AFS securities reflects reinvestment of maturing HTM securities into higher-yielding instruments amid a favorable interest rate environment.

Total loans, excluding loans held for sale, decreased $1.0 million, or 0.1%, to $699.7 million at June 30, 2025 from $700.6 million at December 31, 2024, primarily reflecting decreases in construction loans and commercial and agricultural loans, partially offset by increases in consumer home equity lines of credit (HELOCs) and residential and commercial real estate loans originated during the six months ended June 30, 2025.  Residential real estate loans increased $2.4 million, or 1.2%, to $206.0 million at June 30, 2025 from $203.7 million at December 31, 2024. Commercial real estate loans increased $3.2 million, or 1.1%, to $291.7 million at June 30, 2025 from $288.5 million at December 31, 2024.  Additionally, consumer HELOCs increased $3.0 million, or 8.0%, to $40.9 million at June 30, 2025 from $37.8 million at December 31, 2024.  Offsetting these increases, construction loans decreased $5.2 million, or 4.8%, to $104.7 million at June 30, 2025 from $109.9 million at December 31, 2024 while commercial and agricultural loans decreased $4.6 million, or 12.6%, to $32.2 million at June 30, 2025 from $36.9 million at December 31, 2024.  Other consumer loans increased slightly to $24.2 million at June 30, 2025 compared to $23.8 million at December 31, 2024.

At June 30, 2025 and 2024, the allowance for credit losses on loans as a percentage of total loans was 2.00% and 1.95%, and as a percentage of nonperforming loans was 0.85% and 1.07%, respectively. Loans past due 30 days or more decreased to $7.3 million or 1.0% of total loans at June 30, 2025, compared to $12.6 million, or 1.8%, at December 31, 2024. The decline in past due balances was primarily as a result of improvements in construction real estate, which decreased from $4.9 million to $1.9 million, and residential real estate, which decreased from $3.3 million to $1.3 million. Past due balances also improved across commercial and agricultural and commercial real estate portfolios. Current loans totaled $692.3 million, compared to $688.0 million at December 31, 2024.  This improvement reflects a combination of successful loan repayments, active collection efforts, and generally favorable credit conditions in the Company’s lending markets during the first half of 2025.

Loans held for sale increased to $2.2 million at June 30, 2025 from $599,000 at December 31, 2024, primarily due to higher residential mortgage originations designated for sale during the six months ended June 30, 2025. The increase also reflects stronger secondary market demand and seasonal growth in home purchase activity during the spring and early summer months, which led to a higher volume of loans being originated with the intent to sell.

Premises and equipment, net increased $4.1 million or 13.9% to $33.4 million at June 30, 2025 from $29.3 million at December 31, 2024, as a result of improvements made to existing branches and future branch opportunities.

Other assets decreased $2.1 million or 12.5% to $14.7 million at June 30, 2025 from $16.8 million at December 31, 2024, primarily due to a $1.8 million decrease in the deferred tax asset associated with the unrealized loss on our AFS securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities

Deposit Accounts

Total deposits increased $59.2 million or 4.5% to $1.38 billion at June 30, 2025 from December 31, 2024, primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by a decrease in savings accounts. The growth in certificates of deposits was largely driven by targeted promotions to retain and attract customers amid heightened competition for deposits as market interest rates stabilized, while savings accounts declined as customers sought higher-yield alternatives. The Bank had $25.8 million in brokered time deposits at both June 30, 2025 and December 31, 2024. A portion of these brokered deposits include call options, giving the Bank the flexibility to redeem them early if interest rates move favorably. In addition, the Bank held $5.5 million of non-certificate brokered deposits at both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, we had no deposit relationships greater than 5% of outstanding deposits. At June 30, 2025, approximately $342.6 million or 24.8% of our $1.38 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

We had no outstanding borrowings from the FRB at June 30, 2025, compared to $50.0 million at December 31, 2024. This decrease was primarily due to excess liquidity, which reduced the need for borrowed funds.

We also had $24.4 million in other borrowings at June 30, 2025, compared to $27.8 million and December 31, 2024, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both June 30, 2025 and December 31, 2024, the Company had $5.2 million in junior subordinated debentures and $10.0 million in subordinated debentures outstanding. See “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report for additional information.

Shareholders’ Equity

Shareholders’ equity increased $8.9 million or 4.9%, to $191.3 million at June 30, 2025 from $182.4 million at December 31, 2024. The increase was primarily attributable to $5.0 million in net income earned during the period and a $5.3 million reduction in accumulated other comprehensive loss (AOCL), driven by unrealized gains on AFS securities as market conditions improved. These increases were partially offset by $1.3 million in common stock dividends paid and $415,000 in preferred stock dividends paid to shareholders during the six months ended June 30, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended June 30, 2025 and 2024

Net Income

Net income available to common shareholders increased $247,000, or 11.6%, to $2.4 million or $0.75 per basic common share for the quarter ended June 30, 2025, compared to $2.1 million or $0.66 per basic common share for the quarter ended June 30, 2024. The increase was the result of increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, which were partially offset by increases in non-interest expense, provision for income taxes and the payment of preferred stock dividends during the second quarter of 2025.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended June 30, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended June 30, 2025 and 2024.

	Quarter Ended June 30,
	2025			2024
Dollars in thousands	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$703,531	$11,099	6.31%	$661,260	$10,029	6.07%
Taxable Investments	661,993	6,891	4.16	659,319	7,474	4.53
Non-taxable Investments	5,806	42	2.91	19,758	179	3.63
Deposits with other Banks	130,332	1,425	4.37	88,511	1,168	5.28
Total Interest-Earning Assets	$1,501,662	$19,457	5.18%	$1,428,848	$18,850	5.28%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$759,488	$4,434	2.34%	$730,287	$4,825	2.64%
Certificates Accounts	329,006	3,400	4.13	246,753	2,481	4.02
Total Interest-Bearing Deposits	1,088,494	7,834	2.88	977,040	7,306	2.99
Other Borrowings (2)	24,284	90	1.49	86,107	890	4.14
Junior Subordinated Debentures	5,155	82	6.33	5,155	95	7.37
Subordinated Debentures	10,000	131	5.25	26,500	348	5.25
Total Interest-Bearing Liabilities	$1,127,933	$8,137	2.89%	$1,094,802	$8,639	3.16%
Net Interest Rate Spread			2.29%			2.12%
Tax Equivalent Net Interest Income/Margin		$11,320	3.02%		$10,211	2.86%
Less: tax equivalent adjustment		8			30
Net Interest Income		$11,312			$10,181

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $1.1 million or 11.1% to $11.3 million during the quarter ended June 30, 2025, compared to $10.2 million for the same quarter in 2024 due to increases in both average interest-earning assets and net interest margin. During the quarter ended June 30, 2025, average interest-earning assets increased $72.8 million or 5.1% to $1.50 billion from $1.43 billion for the same quarter in 2024, while average interest-bearing liabilities increased $33.1 million or 3.0% to $1.13 billion for the quarter ended June 30, 2025 from $1.09 billion for the comparable quarter in 2024. The Company's net interest margin was 3.02% for the quarter ended June 30, 2025 compared to 2.86% for the comparable quarter in 2024. The Company's net interest spread on a tax equivalent basis was 2.29% for the quarter ended June 30, 2025 compared to 2.12% for the quarter ended June 30, 2024.

The increase in the net interest margin was the result of several key factors. Primarily, the yield on loans improved by 24 basis points due to a combination of adjustable-rate loan repricing as interest rates increased in the market and the origination of new loans at higher rates. Additionally, the reduction in interest expense on borrowings, particularly a significant decrease in the average balance and cost of FRB borrowings and repurchase agreements, contributed to lower funding costs. Although interest expense on certificates of deposit increased as a result of a higher average balance and rates paid on those deposits, the overall cost of interest-bearing liabilities declined due to the lower cost and balances of other borrowing types and decreases in deposit rates on checking and savings accounts. The favorable mix of higher-yielding earning assets combined with lower overall funding costs resulted in an improved net interest spread and net interest margin.

Interest Income

Total tax-equivalent interest income increased $607,000 or 3.2% to $19.5 million for the quarter ended June 30, 2025 compared to $18.9 million for the same period in 2024.

Interest income on loans increased $1.1 million or 10.7% to $11.1 million for the quarter ended June 30, 2025 from $10.0 million for the second quarter of 2024. The increase was the result of a $42.3 million increase in the average loan portfolio balance combined with a 24 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments decreased $583,000 or 7.8% to $6.9 million during the quarter ended June 30, 2025, from $7.5 million for the second quarter of 2024, due to a 37 basis point decrease in the average yield to 4.16%. Tax equivalent interest income from non-taxable investments decreased $137,000 to $42,000 during the quarter ended June 30, 2025 primarily due to a $14.0 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks increased $257,000 to $1.4 million during the quarter ended June 30, 2025, from $1.2 million for the second quarter of 2024, due to a $41.8 million increase in the average balance of these assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense decreased $502,000 or 5.8% to $8.1 million for the quarter ended June 30, 2025 compared to $8.6 million for the same quarter in 2024 primarily due to an $800,000 reduction in interest expense on other borrowings resulting from lower average balances and lower rates. This decline was partially offset by higher interest expense on certificates of deposit as a result of significant growth in average balances and slightly higher rates. Additionally, interest expense on checking, savings and money market accounts decreased due to lower rates.

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

The Company recorded no provision for credit losses during the quarter ended June 30, 2025, compared to $175,000 in total provision for credit losses of $335,000 during the quarter ended June 30, 2024.  The absence of a provision in the current quarter reflects stable credit quality, minimal net charge-offs, and management’s determination that the existing allowance for credit losses was adequate based on current portfolio performance, economic conditions, and loan loss expectations. Net recoveries totaled $3,000 for the second quarter of 2025 compared to net charge-offs of $59,000 during the second quarter of 2024. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $141,000 or 5.7% to $2.6 million for the quarter ended June 30, 2025 compared to $2.5 million for the quarter ended June 30, 2024, primarily due to a $107,000 increase in rental income, which is included in other non-interest expense. During the first quarter of 2025, we purchased a multi-tenant property resulting in an increase to rental income, which is intended to be the future site of a full-service branch.

For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $692,000 or 7.2% to $10.4 million for the quarter ended June 30, 2025 compared to $9.7 million for the quarter ended June 30, 2024. The following table summarizes the changes in non-interest expense:

	Quarter Ended June 30,		Increase (Decrease)
Dollars in thousands	2025	2024	$	%
Compensation and Employee Benefits	$5,856	$5,524	$332	6.0%
Occupancy	936	812	124	15.3%
Advertising	198	226	(28)	-12.4%
Depreciation and Maintenance of Equipment	401	526	(125)	-23.8%
FDIC Insurance Premiums	181	172	9	5.2%
Consulting	195	145	50	34.5%
Debit Card Expense	550	398	152	38.2%
Data Processing	404	338	66	19.5%
Cloud Services	239	195	44	22.6%
Other	1,401	1,333	68	5.1%
Total Non-Interest Expense	$10,361	$9,669	$692	7.2%

The largest increase in non-interest expense during the second quarter of 2025 was compensation and employee benefits expense, which increased $332,000 or 6.0% to $5.9 million for the quarter ended June 30, 2025, compared to $5.5 million during the same period in 2024.  These increases were primarily the result of higher staffing levels and additional compensation-related costs to support our growth and operational needs.

Occupancy expense increased $124,000, or 15.3%, due to higher building maintenance, utility costs, and lease-related expenses. Debit card expense increased $152,000, or 38.2%, due to higher transaction volumes and increased network processing fees. These increases were partially offset by a $125,000 decrease in depreciation and maintenance of equipment, or 23.8%, as certain assets reached full depreciation and equipment replacement activity was lower.

Provision For Income Taxes

The provision for income taxes increased 33.8% to $756,000 for the quarter ended June 30, 2025, from $565,000 for the same period in 2024, due to higher pre-tax net income. Pre-tax net income was $3.5 million for the quarter ended June 30, 2025 compared to $2.8 million for the second quarter of 2024. The Company’s combined federal and state effective income tax rate was 21.3% and 20.2% for the quarters ended June 30, 2025 and 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net Income

Net income available to common shareholders increased $1.1 million, or 27.9%, to $5.0 million or $0.75 per basic common share for the six months ended June 30, 2025, compared to $3.9 million or  $1.20 per basic common share for the six months ended June 30, 2024. The increase was the result of increases in net interest income and non-interest income, as well as a decrease in the provision for credit losses, which were partially offset by increases in non-interest expense, provision for income taxes and the payment of preferred stock dividends during the second quarter of 2025.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the six months ended June 30, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$704,072	$22,248	6.32%	$653,827	$19,590	5.99%
Taxable Investments	660,036	13,805	4.18	668,675	14,974	4.48
Non-taxable Investments	5,942	82	2.73	20,079	357	3.56
Deposits with other Banks	116,410	2,561	4.40	100,190	2,677	5.34
Total Interest-Earning Assets	$1,486,460	$38,696	5.21%	$1,442,771	$37,598	5.21%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$754,431	$8,790	2.33%	$723,766	$9,481	2.62%
Certificates Accounts	321,985	6,675	4.15	241,241	4,708	3.90
Total Interest-Bearing Deposits	1,076,416	15,465	2.87	965,007	14,189	2.94
Other Borrowings (2)	27,520	250	1.82	110,145	2,300	4.18
Junior Subordinated Debentures	5,155	163	6.32	5,155	191	7.40
Subordinated Debentures	10,000	263	5.25	26,500	696	5.25
Total Interest-Bearing Liabilities	$1,119,091	$16,141	2.88%	$1,106,807	$17,376	3.14%
Net Interest Rate Spread			2.33%			2.07%
Tax Equivalent Net Interest Income/Margin		$22,555	3.03%		$20,222	2.80%
Less: tax equivalent adjustment		14			58
Net Interest Income		$22,541			$20,164

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income on a tax equivalent basis increased $2.3 million or 11.5% to $22.6 million during the six months ended June 30, 2025, compared to $20.2 million for the same six months in 2024 due to increases in both average interest-earning assets and net interest margin. During the six months ended June 30, 2025, average interest-earning assets increased $43.7 million or 3.0% to $1.49 billion from $1.44 billion for the first six months in 2024, while average interest-bearing liabilities increased $12.3 million or 1.1% to $1.12 billion for the six months ended June 30, 2025 from $1.11 billion for the comparable six months in 2024. The Company's net interest margin was 3.03% for the six months ended June 30, 2025 compared to 2.80% for the comparable six months in 2024. The Company's net interest spread on a tax equivalent basis was 2.33% for the six months ended June 30, 2025 compared to 2.07% for the six months ended June 30, 2024.

Interest Income

Total tax-equivalent interest income increased $1.1 million or 2.9% to $38.7 million for the six months ended June 30, 2025 compared to $37.6 million for the same period in 2024.

Interest income on loans increased $2.7 million or 13.6% to $22.2 million for the six months ended June 30, 2025 from $19.6 million for the six months of 2024. The increase was the result of a $50.2 million increase in the average loan portfolio balance combined with a 33 basis point increase in the average yield on loans receivable as adjustable-rate loans reset and new loans were originated at higher market interest rates.

Interest income from taxable investments decreased $1.2 million or 7.8% to $13.8 million during the six months ended June 30, 2025, from $15.0 million for the six months of 2024, due to a $8.6 million decrease in the average balance of taxable investments combined with a 30 basis point decrease in the average yield to 4.18%. Tax equivalent interest income from non-taxable investments decreased $276,000 to $81,000 during the six months ended June 30, 2025 primarily due to a $14.1 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks decreased $116,000 to $2.6 million during the six months ended June 30, 2025, from $2.7 million for the six months of 2024, due to a 96 basis point decrease in the average yield earned on these assets reflecting lower market interest rates, which was partially offset by a 16.2 million increase in the average balance of these assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense decreased $1.2 million or 7.1% to $16.1 million for the six months ended June 30, 2025 compared to $17.4 million for the same six months in 2024, primarily due to the payoff of borrowings from the FRB combined with a decrease in market interest rates.

Interest expense on deposits increased $1.3 million to $15.5 million for the six months ended June 30, 2025, from $14.2 million for the six months of 2024, due to a $111.4 million increase in the average balance of interest-bearing deposits, particularly certificates of deposit accounts, which increased $80.7 million, which was partially offset by a decrease of seven basis points in the average cost of deposits.

Interest expense on FRB and other borrowings decreased $2.1 million to $250,000 for the six months ended June 30, 2025, from $2.3 million for the first six months of 2024.  This decrease was primarily due to the repayment of FRB borrowings and lower utilization of repurchase agreements, resulting in an $82.6 million decrease in average balances and a 236 basis point reduction in the average cost of these borrowings to 1.82% for the six months ended June 30, 2025, from 4.18% for the same period in 2024, reflecting lower market interest rates.

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

The Company recorded no provision for credit losses during the six months ended June 30, 2025, compared to a $475,000 provision for credit losses on loans and a $35,000 provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $510,000 during the six months ended June 30, 2024.  Net recoveries totaled $114,000 for the six months of 2025 compared to net charge-offs of $86,000 during the first six months of 2024. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $264,000 or 5.5% to $5.0 million for the six months ended June 30, 2025 compared to $4.8 million for the six months ended June 30, 2024, primarily due to a $220,000 increase in other non-interest income, which included a $166,000 increase in rental income and $62,000 gain on sale of land held for sale. During the first quarter of 2025, we purchased a multi-tenant property resulting in an increase to rental income, which is intended to be the future site of a full-service branch.

For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $898,000 or 4.7% to $20.2 million for the six months ended June 30, 2025 compared to $19.3 million for the six months ended June 30, 2024. The following table summarizes the changes in non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Compensation and Employee Benefits	$11,653	$11,066	$587	5.3%
Occupancy	1,793	1,626	167	10.3%
Advertising	410	500	(90)	(18.0)%
Depreciation and Maintenance of Equipment	786	1,000	(214)	(21.4)%
FDIC Insurance Premiums	352	336	16	4.8%
Consulting	371	317	54	17.0%
Debit Card Expense	934	737	197	26.7%
Data Processing	811	677	134	19.8%
Cloud Services	479	405	74	18.3%
Other	2,613	2,640	(27)	(1.0)%
Total Non-Interest Expense	$20,202	$19,304	$898	4.7%

The largest increase in non-interest expense during the six months of 2025 was compensation and employee benefits expense, which increased $587,000 or 5.3% to $11.7 million for the six months ended June 30, 2025, compared to $11.1 million during the same period in 2024.  These increases were primarily the result of higher staffing levels and additional compensation-related costs to support our growth and operational needs.

Debit card expense increased $197,000, or 26.7%, due to higher transaction volumes and increased network processing fees, while data processing expense rose $134,000, or 19.8%, driven by expanded digital banking services and vendor cost increases. Cloud services expense increased $74,000, or 18.3%, as the Company continued to migrate and scale its technology infrastructure to cloud-based solutions. These increases were partially offset by decreases in depreciation and maintenance of equipment, which fell $214,000, or 21.4%, due to fewer capitalized equipment replacements and the full depreciation of certain assets, and advertising expense, which decreased $90,000, or 18.0%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision For Income Taxes

The provision for income taxes increased 38.0% to $1.6 million for the six months ended June 30, 2025, from $1.1 million for the same period in 2024, due to higher pre-tax net income. Pre-tax net income was $7.4 million for the six months ended June 30, 2025 compared to $5.1 million for the six months of 2024. The Company’s combined federal and state effective income tax rate was 21.3% and 20.2% for the six months ended June 30, 2025 and 2024, respectively.

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

During the first quarter of 2025, an Executive Order was issued directing the CDFI Fund to limit its operations to those necessary to fulfill statutory obligations. The Company, which participates in CDFI programs, is evaluating the potential impact of these actions. The CDFI Fund provides programs and financial incentives intended to support lending and investment in low-to-moderate income communities. While the Company has not experienced any immediate impact, reductions in CDFI funding or program support could limit access to certain grants, awards, or other benefits in future periods. The Company will continue to monitor these developments and assess any potential effects on its operations or financial performance.

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

Our primary sources of funds include deposits, scheduled loan and investment repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $152.7 million in unused commitments to extend credit and standby letters of credit at June 30, 2025.

During the six months ended June 30, 2025, loan disbursements exceeded loan repayments resulting in a $581,000 increase in total net loans receivable. Also, during the six months ended June 30, 2025, deposits increased $59.2 million.

The FHLB of Atlanta has approved a line of credit of up to 25.0% of the Bank’s total assets, which, when utilized, is collateralized by a pledge of specific investment securities and/or eligible loans. The Bank had no outstanding FHLB advances at June 30, 2025 with $463.9 million in total borrowing capacity at the FHLB at that date, subject to collateral requirements. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $45.4 million and $36.8 million at June 30, 2025.

We may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At June 30, 2025, we had no outstanding borrowings from the FRB discount window, with investment securities pledged as collateral having an amortized cost and fair value of $338.7 million and $314.8 million, respectively. The Company participates in the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of June 30, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and fair value of $75.6 million and $59.9 million, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at June 30, 2025.

Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS securities totaled $643.9 million at June 30, 2025. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2025 totaled $292.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2025, Security Federal had liquid assets of $34.1 million.  In addition to its operating expenses, Security Federal is responsible for funding dividend payments to its shareholders, repurchases of its common stock, and payments on its trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank; however, there are regulatory restrictions on the Bank's ability to pay dividends to the Company. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.15 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.15 per share, our average total common stock dividend paid each quarter would be approximately $519,000 based on the number of outstanding shares at June 30, 2025.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. On August 19, 2024, the Company's Board of Directors authorized an increase in the repurchase program, adding an additional 100,000 shares to the total shares available for repurchase. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended June 30, 2025, the Company repurchased 3,000 shares of its common stock at an aggregate cost of $90,000, leaving 124,041 shares available for further repurchase under the existing stock repurchase program at June 30, 2025. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2025, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 19.2%, 10.5%, 19.2%, and 20.5%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2025 the Bank’s conservation buffer was 12.5%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the three months ended June 30, 2025, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.29%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2025 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended June 30, 2025 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	-	$-	-	127,041
May 1, 2025 - May 31, 2025	3,000	30.00	3,000	124,041
June 1, 2025 - June 30, 2025	-	-	-	124,041
Total	3,000		3,000

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

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date:	August 12, 2025	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
(Duly Authorized Representative)

Date:	August 12, 2025	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
(Principal Financial Officer)