Form 10-Q
period 2025-09-30
SECURITY FEDERAL CORP
filed 2025-11-10
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	November 10, 2025	3,123,691

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
Dollars in thousands, except per share amounts	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$51,805	$178,277
Certificates of Deposit with Other Banks	1,250	1,250
Investments:
Available For Sale ("AFS")	674,281	525,623
Held To Maturity ("HTM") Net of Allowance for Credit Losses of $0 (Fair Value of $112,801 and $130,902 at September 30, 2025 and December 31, 2024, Respectively)	114,980	135,200
Total Investments	789,261	660,823
Loans Receivable, Net:
Held For Sale	1,044	599
Held For Investment (Net of Allowance for Credit Losses of $13,603 and $13,894 at September 30, 2025 and December 31, 2024, Respectively)	677,070	686,550
Total Loans Receivable, Net	678,114	687,149
Accrued Interest Receivable	5,266	5,374
Operating Lease Right-of-Use ("ROU") Assets	1,142	927
Land Held for Sale	702	938
Premises and Equipment, Net	33,192	29,321
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,083	1,089
Other Real Estate Owned ("OREO")	45	—
Bank Owned Life Insurance ("BOLI")	34,202	28,660
Goodwill	1,200	1,200
Other Assets	14,755	16,765
Total Assets	$1,612,017	$1,611,773
LIABILITIES:
Deposit Accounts	$1,365,470	$1,324,033
Borrowings from Federal Reserve Bank of Richmond ("FRB")	-	50,000
Other Borrowings	23,889	27,809
Junior Subordinated Debentures	5,155	5,155
Subordinated Debentures	10,000	10,000
Operating Lease Liabilities	1,169	959
Other Liabilities	11,543	11,428
Total Liabilities	1,417,226	1,429,384
SHAREHOLDERS’ EQUITY:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; 82,949 Shares Authorized, Issued and Outstanding at September 30, 2025 and December 31, 2024	82,949	82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,459,093 Shares Issued and 3,123,691 Shares Outstanding at September 30, 2025 and 3,458,050 Shares Issued and 3,186,571 Shares Outstanding at December 31, 2024, Respectively	35	35
Additional Paid-In Capital ("APIC")	18,368	18,336
Treasury Stock, at Cost; 335,402 and 271,479 Shares Outstanding at September 30, 2025 and December 31, 2024, Respectively	(7,922)	(5,964)
Accumulated Other Comprehensive Loss ("AOCL")	(23,173)	(31,105)
Retained Earnings	124,534	118,138
Total Shareholders' Equity	194,791	182,389
Total Liabilities and Shareholders' Equity	$1,612,017	$1,611,773

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Interest Income:
Loans	$11,032	$10,594	$33,280	$30,183
Taxable Investment Securities	8,125	7,397	21,930	22,371
Tax-exempt Investment Securities	116	89	183	388
Other	858	1,451	3,420	4,129
Total Interest Income	20,131	19,531	58,813	57,071
Interest Expense:
Deposits	7,734	7,754	23,200	21,943
FRB and Other Borrowings	105	924	355	3,224
Subordinated Debentures	131	348	394	1,044
Junior Subordinated Debentures	82	95	245	286
Total Interest Expense	8,052	9,121	24,194	26,497
Net Interest Income	12,079	10,410	34,619	30,574
(Reversal of) Provision for Credit Losses	(200)	580	(200)	1,090
Net Interest Income After (Reversal of) Provision for Credit Losses	12,279	9,830	34,819	29,484
Non-Interest Income:
Net Gain on Sale of Investments	—	37	22	37
Gain on Sale of Loans	257	210	638	571
Service Fees on Deposit Accounts	312	311	920	935
Commissions From Insurance Agency	228	248	643	604
Trust Income	492	721	1,419	1,777
BOLI Income	186	178	542	524
ATM and Check Card Fee Income	801	761	2,482	2,363
Other	358	159	1,007	589
Total Non-Interest Income	2,634	2,625	7,673	7,400
Non-Interest Expense:
Compensation and Employee Benefits	6,007	5,359	17,661	16,425
Occupancy	936	800	2,729	2,425
Advertising	199	254	609	754
Depreciation and Maintenance of Equipment	394	297	1,180	1,297
FDIC Insurance Premiums	172	200	523	536
Consulting	216	172	587	489
Debit Card Expense	467	388	1,401	1,126
Data Processing	404	351	1,215	1,029
Cloud Services	241	299	719	703
Other	1,316	1,193	3,929	3,833
Total Non-Interest Expense	10,352	9,313	30,553	28,617
Income Before Income Taxes	4,561	3,142	11,939	8,267
Provision for Income Taxes	973	732	2,555	1,878
Net Income	3,588	2,410	9,384	6,389
Preferred Stock Dividends	415	415	1,245	512
Net Income Available to Common Shareholders	3,173	1,995	8,139	5,877
Net Income Per Common Share (Basic)	$1.01	$0.62	$2.57	$1.83
Cash Dividend Per Share on Common Stock	$0.15	$0.14	$0.55	$0.42
Weighted Average Shares Outstanding (Basic)	3,144,755	3,195,368	3,172,371	3,214,454

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
Dollars in thousands	2025	2024
Net Income	$3,588	$2,410
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $861.4 thousand and $2.6 million at September 30, 2025 and 2024, Respectively	2,652	7,717
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $9.4 thousand at September 30, 2024	—	(28)
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $358 and $368 at September 30, 2025 and 2024, Respectively	1	1
Other Comprehensive Income, Net of Tax	2,653	7,690
Comprehensive Income	$6,241	$10,100

	Nine Months Ended September 30,
Dollars in thousands	2025	2024
Net Income	$9,384	$6,389
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $2.6 million and $3.0 million at September 30, 2025 and 2024, Respectively	7,944	9,008
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $5.4 thousand and $9.4 thousand at September 30, 2025 and 2024, Respectively	(16)	(28)
Amortization of Unrealized Losses on AFS Securities Transferred to HTM, Net of Tax of $724 and $846 at September 30, 2025 and 2024, Respectively	4	4
Other Comprehensive Income, Net of Tax	7,932	8,984
Comprehensive Income	$17,316	$15,373

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	1,753	1,753
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	991	—	991
Employee Stock Purchase Plan	—	—	578	—	—	—	14	—	—	14
Treasury Stock Repurchases	—	—	—	—	4,230	(99)	—	—	—	(99)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Balance at March 31, 2024	82,949	$82,949	3,456,714	$35	231,589	$(5,012)	$18,301	$(34,059)	$112,355	$174,569
Net Income	—	—	—	—	—	—	—	—	2,226	2,226
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	303	—	303
Employee Stock Purchase Plan	—	—	498	—	—	—	12	—	—	12
Treasury Stock Repurchases	—	—	—	—	29,180	(670)	—	—	—	(670)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(452)	(452)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(97)	(97)
Balance at June 30, 2024	82,949	$82,949	3,457,212	$35	260,769	$(5,682)	$18,313	$(33,756)	$114,032	$175,891
Net Income	—	—	—	—	—	—	—	—	2,410	2,410
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	7,690	—	7,690
Treasury Stock Repurchases	—	—	—	—	2,500	(60)	—	—	—	(60)
Employee Stock Purchase Plan	—	—	494	—	—	—	13	—	—	13
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(447)	(447)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at September 30, 2024	82,949	$82,949	3,457,706	$35	263,269	$(5,742)	$18,326	$(26,066)	$115,580	$185,082

	Preferred Stock		Common Stock		Treasury Stock
Dollars in thousands	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCL	Retained Earnings	Total
Balance at December 31, 2024	82,949	$82,949	3,458,050	$35	271,479	$(5,964)	$18,336	$(31,105)	$118,138	$182,389
Net Income	—	—	—	—	—	—	—	—	3,006	3,006
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	3,661	—	3,661
Employee Stock Purchase Plan	—	—	357	—	—	—	10	—	—	10
Treasury Stock Repurchases	—	—	—	—	25	(1)	—	—	—	(1)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(478)	(478)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at March 31, 2025	82,949	$82,949	3,458,407	$35	271,504	$(5,965)	$18,346	$(27,444)	$120,251	$188,172
Net Income	—	—	—	—	—	—	—	—	2,790	2,790
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	1,618	—	1,618
Employee Stock Purchase Plan	—	—	315	—	—	—	10	—	—	10
Treasury Stock Repurchases	—	—	—	—	3,000	(100)	—	—	—	(100)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(796)	(796)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at June 30, 2025	82,949	$82,949	3,458,722	$35	274,504	$(6,065)	$18,356	$(25,826)	$121,830	$191,279
Net Income	—	—	—	—	—	—	—	—	3,588	3,588
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	2,653	—	2,653
Employee Stock Purchase Plan	—	—	371	—	—	—	12	—	—	12
Treasury Stock Repurchases	—	—	—	—	60,898	(1,857)	—	—	—	(1,857)
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(469)	(469)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(415)	(415)
Balance at September 30, 2025	82,949	$82,949	3,459,093	$35	335,402	$(7,922)	$18,368	$(23,173)	$124,534	$194,791

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,384	$6,389
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,616	1,552
Discount Accretion and Premium Amortization, net	2,417	2,651
(Reversal of) Provision for Credit Losses	(200)	1,090
Earnings on BOLI	(542)	(524)
Gain on Sale of Loans	(638)	(571)
Gain on Sale of Investments	(22)	(37)
Gain on Sale of Land Held for Sale	(62)	—
Amortization of Operating Lease ROU Assets	361	355
Proceeds From Sale of Loans Held For Sale	27,214	21,321
Origination of Loans Held For Sale	(27,021)	(21,433)
Decrease (Increase) in Accrued Interest Receivable	108	(279)
Change in Other Assets	(625)	11,508
Change in Lease Liabilities and Other Liabilities	(365)	786
Net Cash Provided By Operating Activities	11,625	22,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(216,715)	(51,191)
Proceeds from Paydowns and Maturities of AFS Securities	51,994	50,341
Proceeds from Sales of AFS Securities	24,340	13,703
Purchase of HTM Securities	(1,783)	(1,684)
Proceeds from Paydowns and Maturities of HTM Securities	21,895	26,832
Purchase of FHLB Stock	(1,181)	(167)
Redemption of FHLB Stock	1,187	—
Purchase of BOLI	(5,000)	—
Net Decrease (Increase) in Loans Receivable	9,751	(64,697)
Proceeds from Sale of Land Held for Sale	298	—
Purchase and Improvement of Premises and Equipment	(5,486)	(2,460)
Net Cash Used By Investing Activities	(120,700)	(29,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	41,437	62,316
(Decrease) Increase in Other Borrowings, Net	(3,920)	5,143
Proceeds from FRB Borrowings	—	80,000
Repayment of FRB Borrowings	(50,000)	(134,200)
Purchases of Treasury Stock	(1,958)	(829)
Proceeds from Employee Stock Purchase Plan	32	39
Dividends to Common Stock Shareholders	(1,743)	(1,351)
Dividends to Preferred Stock Shareholder	(1,245)	(512)
Net Cash (Used) Provided By Financing Activities	(17,397)	10,606
Net (Decrease) Increase in Cash and Cash Equivalents	(126,472)	4,091
Cash and Cash Equivalents at Beginning of Period	178,277	128,284
Cash and Cash Equivalents at End of Period	$51,805	$132,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$26,503	$18,354
Cash Paid for Taxes	3,226	1,493
Non-Cash Transactions:
ROU Asset Lease Renewal	576	-
Transfer of Loans to OREO	45	-
Unrealized Gains on AFS	7,932	8,984

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  The information included in Security Federal Corporation’s (the “Company”) Form 10-K for the year ended  December 31, 2024 (“2024 Form 10-K”) should be referred to when reviewing interim financial statements. The unaudited consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On January 1, 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured in a manner where banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Executive Committee, which has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses the performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - EARNINGS PER SHARE

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method. There were no stock options outstanding at September 30, 2025 or 2024; therefore, no dilutive options were included in the calculation of diluted EPS for those periods. The following tables include a summary of the Company's basic EPS for the periods indicated.

	Three Months Ended September 30,
	2025			2024
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$3,173	3,145	$1.01	$1,995	3,195	$0.62

	Nine Months Ended September 30,
	2025			2024
Dollars and shares in thousands	Income (1)	Shares	EPS	Income (1)	Shares	EPS
Basic EPS	$8,139	3,172	$2.57	$5,877	3,214	$1.83

(1)  Net income available to common shareholders

NOTE 5 - STOCK-BASED COMPENSATION

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. At September 30, 2025 and 2024, the Company had no options outstanding and there was no activity during the three and nine months ended September 30, 2025 and 2024. At those dates, there were 50,000 options available for grants.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE ("AFS")

AFS securities are recorded at fair market value.  There was no allowance for credit losses for AFS securities as of September 30, 2025 and  December 31, 2024. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	September 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$85,742	$110	$(422)	$85,430
Small Business Administration (“SBA”) Bonds	60,181	183	(1,826)	58,538
Tax Exempt Municipal Bonds	17,713	270	(736)	17,247
Taxable Municipal Bonds	64,386	—	(8,855)	55,531
Mortgage-Backed Securities ("MBS")	477,102	336	(19,903)	457,535
Total AFS Securities	$705,124	$899	$(31,742)	$674,281

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$39,670	$117	$(203)	$39,584
SBA Bonds	66,491	337	(2,402)	64,426
Tax Exempt Municipal Bonds	6,746	—	(688)	6,058
Taxable Municipal Bonds	64,530	—	(11,970)	52,560
MBS	389,592	346	(26,943)	362,995
Total AFS Securities	$567,029	$800	$(42,206)	$525,623

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

	September 30, 2025
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$37,513	$(226)	15	$14,163	$(196)	15	$51,676	$(422)
SBA Bonds	20,532	(129)	21	19,967	(1,697)	38	40,499	(1,826)
Tax Exempt Municipal Bonds	—	—	—	5,928	(736)	5	5,928	(736)
Taxable Municipal Bonds	—	—	—	55,531	(8,855)	59	55,531	(8,855)
MBS	163,064	(1,119)	48	232,146	(18,784)	176	395,210	(19,903)
	$221,109	$(1,474)	84	$327,735	$(30,268)	293	$548,844	$(31,742)

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
Dollars in thousands	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Student Loan Pools	$3,014	$(10)	4	$23,427	$(193)	22	$26,441	$(203)
SBA Bonds	10,795	(154)	12	24,319	(2,248)	46	35,114	(2,402)
Tax Exempt Municipal Bonds	—	—	—	6,058	(688)	5	6,058	(688)
Taxable Municipal Bonds	—	—	—	52,560	(11,970)	59	52,560	(11,970)
MBS	16,510	(152)	26	270,559	(26,791)	195	287,069	(26,943)
	$30,319	$(316)	42	$376,923	$(41,890)	327	$407,242	$(42,206)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2025 our AFS investment portfolio consisted of 537 individual AFS securities, 377 of which were in an unrealized loss position. At  December 31, 2024, 369 individual AFS securities were in an unrealized loss position. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities as of  September 30, 2025 is discussed below.

Student Loan Pools - At September 30, 2025, there were 55 AFS student loan pool securities, 30 of which had unrealized losses. All securities with unrealized losses were rated AA or higher by Moody’s, Bloomberg, and/or S&P as of  September 30, 2025. Each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment, and not credit quality. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the nine months ended September 30, 2025.

SBA Bonds - SBA Bonds are fully backed by the U.S. government. At September 30, 2025, there were 108 AFS SBA Bonds, 59 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses on these securities during the nine months ended September 30, 2025.

MBS - At September 30, 2025, approximately 79% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by GSEs, including Fannie Mae and Freddie Mac. At September 30, 2025, there were 177 of these securities in an unrealized loss position. These unrealized losses are believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on these securities were not recognized into income during the nine months ended September 30, 2025.

Also included in AFS MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government.  At September 30, 2025, we held 68 private label CMO securities with an amortized cost and fair value of $100.1 million and $97.6 million, respectively. At that date, 47 of these securities had unrealized losses. Of the 47 securities in a loss position, 34 were rated AA or higher by Moody’s, Bloomberg, and/or S&P.  The remaining 13 securities in a loss position had a total fair value of $15.2 million and unrealized losses of $216,000 at September 30, 2025. Each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the nine months ended September 30, 2025.

Municipal Bonds - At September 30, 2025, there were five tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. The Company believes the unrealized losses on these investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses were not recognized into income during the nine months ended September 30, 2025. Each of the municipal securities held was rated “A2” (Moody’s) or “AA-” (S&P) or better.

Accrued interest receivable on AFS securities totaled $2.6 million at September 30, 2025 and was excluded from the estimate of credit losses.

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $438.0  million and $409.4  million at September 30, 2025 , and  $578.0  million and $535.8  million at December 31, 2024 , respectively.

During the nine months ended September 30, 2025, the Company sold seven individual investment securities for $24.3 million and recorded gross gains of $57,000 and gross losses of $35,000 during the period. During the nine months ended September 30, 2024, the Company received $13.7 million in gross proceeds from sales of AFS securities; and recognized gross gains of $408,000 and gross losses of $371,000 during the period.

The amortized cost and fair value of AFS securities at September 30, 2025, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

	September 30, 2025
Dollars in thousands	Amortized Cost	Fair Value
One Year or Less	$4	$4
After One – Five Years	17,952	17,340
After Five – Ten Years	58,465	53,536
More Than Ten Years	151,601	145,866
MBS	477,102	457,535
Total AFS Securities	$705,124	$674,281

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - INVESTMENTS, HELD TO MATURITY ("HTM")

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	September 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$12,152	$228	$—	$12,380
SBA Bonds	6,390	107	—	6,497
Taxable Municipal Bonds	982	—	(3)	979
MBS	95,456	862	(3,373)	92,945
Total HTM Securities	$114,980	$1,197	$(3,376)	$112,801

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,967	$—	$(39)	$11,928
Student Loan Pools	13,202	333	—	13,535
SBA Bonds	8,168	145	—	8,313
Taxable Municipal Bonds	973	—	(20)	953
MBS	100,890	404	(5,121)	96,173
Total HTM Securities	$135,200	$882	$(5,180)	$130,902

The following tables show gross unrealized losses, fair value, and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable Municipal Bonds	$—	$—	$979	$(3)	$979	$(3)
MBS	—	—	46,820	(3,373)	46,820	(3,373)
	$—	$—	$47,799	$(3,376)	$47,799	$(3,376)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Bonds	$—	$—	$11,928	$(39)	$11,928	$(39)
Taxable Municipal Bonds	—	—	953	(20)	953	(20)
MBS	9,906	(156)	43,547	(4,965)	53,453	(5,121)
	$9,906	$(156)	$56,428	$(5,024)	$66,334	$(5,180)

At  September 30, 2025 and December 31, 2024, 42 and 47 individual HTM securities were in a loss position, including 42 and 37 securities that were in a loss position for greater than 12 months, respectively. We believe, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. The Company has the ability and intent to hold these securities to maturity.

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

At  September 30, 2025, the Company held both an amortized cost and fair value of $6.1 million in HTM private label CMO securities, compared to an amortized cost and fair value of $9.0 million and $8.9 million at December 31, 2024, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The private label securities and taxable municipal bonds held by the Company are highly rated by major rating agencies and/or have credit enhancements that would cover any losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of  September 30, 2025. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at  September 30, 2025.

Dollars in thousands	Amortized Cost
Taxable Municipal Bond
AA	$982
Total Taxable Municipal Bond	$982
Private Label MBS
AAA	$6,141
Total Private Label MBS	$6,141

As of September 30, 2025, there were no HTM securities classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $516,000 at  September 30, 2025 and was excluded from the estimate of credit losses.

At September 30, 2025, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts, FHLB advances and FRB and other borrowings were $90.0 million and $87.7 million, compared to an amortized cost and fair value of $94.1 million and $89.8 million at December 31, 2024 respectively.

At September 30, 2025, HTM securities had a combined book value of $115.0 million and an average book yield of 4.54%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at September 30, 2025. Since MBS do not have fixed maturity dates, they are disclosed separately.

Dollars in thousands	Carrying Value	Average Book Yield
HTM Securities:
Due after one year through five years	$1,679	4.36%
Due after five years through ten years	3,330	6.42%
Due after ten years	14,515	6.12%
MBS	95,456	4.23%
Total HTM Securities	$114,980	4.54%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - LOANS RECEIVABLE, NET

Loans receivable, net, consisted of the following as of the dates indicated below:

Dollars in thousands	September 30, 2025	December 31, 2024
Real Estate Loans:
Construction	$69,182	$109,928
Residential	222,635	203,650
Commercial	303,654	288,509
Commercial and Agricultural Loans	31,008	36,870
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	40,073	37,837
Other Consumer	24,228	23,843
Total Loans Held For Investment, Gross	690,780	700,637
Less:
Allowance for Credit Losses	13,603	13,894
Deferred Loan Fees	107	193
	13,710	14,087
Total Loans Held For Investment, Net	$677,070	$686,550

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

There were no loans rated as Doubtful or Loss in our loan portfolio as of September 30, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the Company's recorded investment in loans, categorized by credit quality indicators, and total current period gross write-offs by year of origination as of September 30, 2025 and  December 31, 2024.

	September 30, 2025
	Term Loans by Year of Origination
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction Real Estate
Pass	$17,972	$12,133	$3,208	$2,261	$1,118	$235	$—	$36,927
Caution	20,008	8,829	1,481	394	162	79	498	31,451
Special Mention	108	—	—	—	—	—	97	205
Substandard	—	127	407	—	65	—	—	599
Total Construction Real Estate	38,088	21,089	5,096	2,655	1,345	314	595	69,182
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	10,876	23,814	33,007	47,754	11,933	18,707	11,903	157,994
Caution	9,922	9,865	17,015	9,773	3,521	6,950	184	57,230
Special Mention	1,420	945	821	215	244	295	—	3,940
Substandard	419	163	747	97	358	1,687	—	3,471
Total Residential Real Estate	22,637	34,787	51,590	57,839	16,056	27,639	12,087	222,635
Current Period Gross Write-Offs	—	—	18	—	—	—	—	18
Commercial Real Estate
Pass	30,017	29,833	21,847	50,056	41,241	21,301	9,776	204,071
Caution	11,123	18,574	15,957	12,130	11,195	8,651	1,174	78,804
Special Mention	1,592	7,200	120	—	560	1,180	—	10,652
Substandard	453	393	6,073	1,842	908	408	50	10,127
Total Commercial Real Estate	43,185	56,000	43,997	64,028	53,904	31,540	11,000	303,654
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	3,901	1,972	2,481	2,081	1,257	303	3,199	15,194
Caution	2,896	4,418	2,716	489	787	1	805	12,112
Special Mention	2,548	—	411	—	3	—	114	3,076
Substandard	—	317	133	40	1	37	98	626
Total Commercial and Agricultural	9,345	6,707	5,741	2,610	2,048	341	4,216	31,008
Current Period Gross Write-Offs	—	—	42	—	—	—	—	42
HELOC
Pass	—	—	—	—	—	—	30,417	30,417
Caution	—	—	—	—	—	—	8,597	8,597
Special Mention	—	—	—	—	—	—	685	685
Substandard	—	—	—	—	—	—	374	374
Total HELOC	—	—	—	—	—	—	40,073	40,073
Current Period Gross Write-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	4,387	3,837	2,202	1,405	369	3,896	1,485	17,581
Caution	1,860	1,852	1,004	735	229	161	296	6,137
Special Mention	134	99	23	13	7	—	11	287
Substandard	14	25	41	70	44	20	9	223
Total Other Consumer	6,395	5,813	3,270	2,223	649	4,077	1,801	24,228
Current Period Gross Write-Offs	—	10	5	3	12	3	66	99
Total Loans	$119,650	$124,396	$109,694	$129,355	$74,002	$63,911	$69,772	$690,780
Total Current Period Gross Write-Offs	$-	$10	$65	$3	$12	$3	$66	$159

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans

The tables below present an age analysis of past due balances by loan category at the dates indicated.

	September 30, 2025
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$2,086	$—	$30	$2,116	$67,066	$69,182
Residential Real Estate	599	736	405	1,740	220,895	222,635
Commercial Real Estate	171	1,216	253	1,640	302,014	303,654
Commercial and Agricultural	72	253	155	480	30,528	31,008
HELOC	140	157	55	352	39,721	40,073
Other Consumer	387	89	87	563	23,665	24,228
Total	$3,455	$2,451	$985	$6,891	$683,889	$690,780

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
Dollars in thousands	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$3,755	$35	$1,156	$4,946	$104,982	$109,928
Residential Real Estate	2,038	864	382	3,284	200,366	203,650
Commercial Real Estate	1,708	140	630	2,478	286,031	288,509
Commercial and Agricultural	991	—	305	1,296	35,574	36,870
HELOC	164	26	21	211	37,626	37,837
Other Consumer	216	117	46	379	23,464	23,843
Total	$8,872	$1,182	$2,540	$12,594	$688,043	$700,637

At September 30, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we  may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows nonaccrual loans by category at the dates indicated.

	September 30, 2025			December 31, 2024
Dollars in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Construction Real Estate	$472	$—	$472	$1,438	$—	$1,438
Residential Real Estate	1,173	178	1,351	1,503	204	1,707
Commercial Real Estate	3,387	—	3,387	3,658	—	3,658
Commercial and Agricultural	202	—	202	331	—	331
HELOC	120	—	120	424	—	424
Other Consumer	92	—	92	78	—	78
Total Nonaccrual Loans	$5,446	$178	$5,624	$7,432	$204	$7,636

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2025 and 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
Dollars in thousands	2025	2024
Residential Real Estate	$3	$4
Commercial Real Estate	1	—
HELOC	1	—
Other Consumer	1	—
Total	$6	$4

	For the Nine Months Ended September 30,
Dollars in thousands	2025	2024
Construction Real Estate	$1	$—
Residential Real Estate	3	12
Commercial Real Estate	1	6
Commercial and Agricultural	4	5
HELOC	1	—
Other Consumer	3	2
Total	$13	$25

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following tables show the activity in the allowance for credit losses on loans by category for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,015	$4,215	$5,421	$849	$841	$666	$14,007
(Reversal of) Provision for Credit Losses	(764)	319	188	(26)	(14)	(20)	(317)
Charge-Offs	—	(18)	—	(42)	—	(57)	(117)
Recoveries	—	4	21	—	—	5	30
Ending Balance	$1,251	$4,520	$5,630	$781	$827	$594	$13,603

	Three Months Ended September 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$2,006	$4,010	$4,864	$731	$762	$585	$12,958
(Reversal of) Provision for Credit Losses	(11)	92	523	27	(8)	102	725
Charge-Offs	—	—	—	—	—	(113)	(113)
Recoveries	—	13	6	8	—	7	34
Ending Balance	$1,995	$4,115	$5,393	$766	$754	$581	$13,604

	Nine Months Ended September 30, 2025
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894
(Reversal of) Provision for Credit Losses	(653)	345	101	(177)	40	27	(317)
Charge-Offs	—	(18)	—	(42)	—	(99)	(159)
Recoveries	—	11	142	10	—	22	185
Ending Balance	$1,251	$4,520	$5,630	$781	$827	$594	$13,603

	Nine Months Ended September 30, 2024
	Real Estate			Commercial and	Consumer
Dollars in thousands	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for Credit Losses	167	522	322	18	22	149	1,200
Charge-Offs	—	—	—	(82)	—	(188)	(270)
Recoveries	—	42	19	22	1	21	105
Ending Balance	$1,995	$4,115	$5,393	$766	$754	$581	$13,604

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

•	Construction real estate loans are typically secured by commercial and residential lots.
•	Commercial and agricultural business loans are primarily secured by business equipment, furniture and fixtures, inventory and receivables.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table summarizes the amortized cost of collateral dependent loans at the dates indicated:

Dollars in thousands	September 30, 2025	December 31, 2024
Construction Real Estate	$407	$1,156
Residential Real Estate	529	849
Commercial Real Estate	3,273	3,426
Commercial and Agricultural	125	—
HELOC	—	295
Total	$4,334	$5,726

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

The Company had no modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 or 2024.

As of September 30, 2025 and 2024, there were no loans modified with borrowers experiencing financial difficulty for which there was a payment default within 12 months of the restructuring date. The Company considers any loan 30 days or more past due to be in default.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses - unfunded commitments totaling $866,000 and $749,000 at  September 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within "Other Liabilities."

The following tables present the balance and activity in the allowance for credit losses - unfunded loan commitments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2025	2024
Beginning Balance	$749	$894
Provision for (reversal of) credit losses on unfunded commitments	117	(145)
Ending Balance	$866	$749

	For the Nine Months Ended September 30,
Allowance for Credit Losses - Unfunded Commitments (Dollars in thousands)	2025	2024
Beginning Balance	$749	$859
Provision for (reversal of) credit losses on unfunded commitments	117	(110)
Ending Balance	$866	$749

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

Deposit Account Type (Dollars in thousands)	September 30, 2025	December 31, 2024
Checking	$455,988	$483,275
Money Market	490,932	443,572
Savings	88,628	87,630
Certificates of Deposit	329,922	309,556
Total	$1,365,470	$1,324,033

We had $5.7 million and $5.4 million in non-certificate brokered deposits at  September 30, 2025 and December 31, 2024, respectively, which are included in checking and money market deposits above. We also had $24.4 million and $25.8 million in brokered certificates of deposit with a weighted average interest rate of 4.48% and 4.50% at September 30, 2025 and December 31, 2024, respectively.  In addition, $140,000 and $55,000, in deposit account overdrafts were reclassified to loans at September 30, 2025 and December 31, 2024, respectively.

Certificates of deposits that met or exceeded the FDIC insurance limit of $250,000 were $81.8 million and $50.2 million at September 30, 2025 and December 31, 2024, respectively. All deposits that met or exceeded the FDIC insurance limit totaled $334.7 million and $365.8 million at September 30, 2025 and December 31, 2024, respectively.

The amounts and scheduled maturities of certificates of deposit at the dates indicated were as follows:

Dollars in thousands	September 30, 2025	December 31, 2024
Within 1 Year	$296,618	$253,065
After 1 Year, Within 2 Years	23,777	33,035
After 2 Years, Within 3 Years	2,817	14,547
After 3 Years, Within 4 Years	4,492	3,777
After 4 Years, Within 5 Years	1,626	4,551
Thereafter	592	581
Total Certificates of Deposit	$329,922	$309,556

NOTE 10 - BORROWINGS

The Company had no outstanding borrowings from the FRB at September 30, 2025 compared to $50.0 million in outstanding borrowings under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024.  The Company originally elected to participate in the BTFP during 2023 to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under that program had a one-year term and were priced at the one-year overnight index swap (“OIS”) rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the BTFP’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.

Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily. At  September 30, 2025, we had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $326.1 million and $305.3 million, compared to an amortized cost and fair value of $370.2 million and $341.0 million at December 31, 2024, respectively.

The Company participates in the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of September 30, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $74.3 million and $60.4 million at September 30, 2025, and $84.9 million and $66.2 million at December 31, 2024, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Company had $23.9 million and $27.8 million in other borrowings at September 30, 2025 and December 31, 2024, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. The interest rate paid on the repurchase agreements was 1.49% at both  September 30, 2025 and  December 31, 2024. Collateral pledged by the Company for these repurchase agreements consisted of investments with a combined amortized cost and fair value of $34.3 million and $32.2 million at September 30, 2025, and $42.1 million and $39.7 million at December 31, 2024, respectively.

There were no outstanding FHLB advances at September 30, 2025 and December 31, 2024. FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $44.8 million and $36.3 million at September 30, 2025, and $39.3 million and $48.1 million at December 31, 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - SUBORDINATED DEBENTURES

Junior Subordinated Debentures

In September 2006, Security Federal Statutory Trust (the "Trust"), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures.  Effective June 30, 2023, the Capital Securities accrue and pay distributions at a floating rate of three month Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, which was equal to a rate per annum of 6.00% at  September 30, 2025, and 6.32% at  December 31, 2024.

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

The 15-Year Notes are unsecured, subordinated obligations of the Company, ranking junior to the Company’s senior indebtedness. The 15-Year Notes are not subject to redemption at the option of the holders. The Company may redeem the 15-Year Notes under limited circumstances prior to 2029. After that date, the Company may redeem the 15-Year Notes, in whole or in part, at its option. At September 30, 2025 and December 31, 2024, we had a remaining balance of $10.0 million on the 15-Year Notes.

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

Based on its capital levels at September 30, 2025, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2025, the Bank was considered "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The table below provides the Bank’s regulatory capital requirements and actual results at the dates indicated.

	Actual		For Capital Adequacy		To Be "Well-Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025	(Dollars in thousands)
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$160,761	18.7%	$51,665	6.0%	$68,886	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	171,570	19.9%	68,886	8.0%	86,108	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	160,761	18.7%	38,749	4.5%	55,970	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	160,761	10.1%	63,436	4.0%	79,294	5.0%

December 31, 2024
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$158,748	18.7%	$50,913	6.0%	$67,883	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	169,405	20.0%	67,883	8.0%	84,854	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	158,748	18.7%	38,184	4.5%	55,155	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	158,748	9.9%	64,277	4.0%	80,346	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2025, the Bank’s conservation buffer was 11.9%.

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

AFS Investment Securities

AFS securities are recorded at fair value on a recurring basis. At September 30, 2025, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

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

Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2025, all collateral dependent loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records collateral dependent loans as nonrecurring Level 3.

The table below presents the balances of assets measured at fair value on a recurring basis at the dates indicated.

	September 30, 2025			December 31, 2024
Dollars in thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$85,430	$—	$—	$39,584	$—
SBA Bonds	—	58,538	—	—	64,426	—
Tax Exempt Municipal Bonds	—	17,247	—	—	6,058	—
Taxable Municipal Bonds	—	55,531	—	—	52,560	—
MBS	—	457,535	—	—	362,995	—
Total	$—	$674,281	$—	$—	$525,623	$—

There were no liabilities measured at fair value on a recurring basis at  September 30, 2025 or  December 31, 2024.

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

	September 30, 2025
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$1,044	$—	$1,044
Collateral Dependent Loans (1)	—	—	4,327	4,327
Other Real Estate Owned	—	—	45	45
Land Held for Sale	—	—	702	702
Total	$—	$1,044	$5,074	$6,118

	December 31, 2024
Assets (Dollars in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$599	$—	$599
Collateral Dependent Loans (1)	—	—	5,708	5,708
Land Held for Sale	—	—	938	938
Total	$—	$599	$6,646	$7,245

(1) Reported net of specific reserves of $7,000 and $18,000 at September 30, 2025 and December 31, 2024, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2025 or December 31, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For Level 3 assets measured at fair value on a recurring or non-recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

			Range of Inputs
Level 3 Assets	Valuation Technique	Significant Unobservable Inputs	September 30, 2025	December 31, 2024
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Collateral Dependent Loans	Appraised Value	Discounts to appraised values for estimated holding and/or selling costs or age of appraisal	10% - 12%	10% - 12%
OREO	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	n/a

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

FHLB Advances and Borrowings from the FRB—Fair value is estimated using discounted cash flows with current market rates for borrowings with similar terms. The Company had no outstanding FHLB advances or FRB borrowings as of September 30, 2025.

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

September 30, 2025	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$51,805	$51,805	$51,805	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	674,281	674,281	—	674,281	—
HTM Securities	114,980	112,801	—	112,801	—
Loans Receivable, Net	677,070	676,935	—	—	676,935
FHLB Stock	1,083	1,083	1,083	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,035,548	$1,035,548	$1,035,548	$—	$—
Certificates of Deposits	329,922	329,683	—	329,683	—
Other Borrowed Money	23,889	23,889	23,889	—	—
Subordinated Debentures	10,000	7,552	—	7,552	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

December 31, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:	(Dollars in thousands)
Cash and Cash Equivalents	$178,277	$178,277	$178,277	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	525,623	525,623	—	525,623	—
HTM Securities	135,200	130,902	—	130,902	—
Loans Receivable, Net	686,550	677,282	—	—	677,282
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings & Money Market Accounts	$1,014,477	$1,014,477	$1,014,477	$—	$—
Certificates of Deposits	309,556	309,355	—	309,355	—
Borrowings from FRB	50,000	50,010	50,010	—	—
Other Borrowed Money	27,809	27,809	27,809	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2025, the Company had $154.5 million in off-balance sheet financial commitments compared to $152.1 million at December 31, 2024.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered a reasonable estimate of fair value. Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-interest income (dollars in thousands):	2025	2024	2025	2024
Net Gain on Sale of Investments (1)	$—	$37	$22	$37
Gain on Sale of Loans (1)	257	210	638	571
Service Fees on Deposit Accounts	312	311	920	935
Commissions From Insurance Agency (1)	228	248	643	604
Trust Income	492	721	1,419	1,777
BOLI Income (1)	186	178	542	524
ATM and Check Card Fee Income	801	761	2,482	2,363
Other (1)	358	159	1,007	589
Total non-interest income	$2,634	$2,625	$7,673	$7,400

(1) Not within the scope of ASC 606

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - LEASES

The Company has operating leases on six of its branches. During the nine months ended September 30, 2025, the Company made cash payments of $394,000 for operating leases. The lease expense recognized during this period was $387,000 and was recorded in occupancy expense in the Consolidated Statements of Income. The net lease liability increased $210,000 due to the renewal of one of the leases in 2025.  At September 30, 2025, the Company had ROU assets of $1.1 million and operating lease liabilities of $1.2 million recorded on its consolidated balance sheet compared to ROU assets of $927,000 and operating lease liabilities of $959,000 at December 31, 2024. The lease agreements have maturity dates ranging from 2025 through 2032, some of which include options for multiple five or ten year extensions. At September 30, 2025, the remaining weighted average lease term was 4.19 years and the weighted average discount rate used was 3.9%.

At September 30, 2025, maturities of operating lease liabilities for future periods were as follows:

Dollars in thousands
Remainder of 2025	$132
2026	460
2027	243
2028	106
Thereafter	336
Total undiscounted lease payments	1,277
Less: effect of discounting	(108)
Present value of estimated lease payments (lease liability)	$1,169

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

The earliest the Company could satisfy one of the forgoing conditions is June 30, 2026. As of September 30, 2025, the Company has not yet met any of the threshold conditions and the Preferred Stock carried a dividend rate of 2.0%.

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

•	legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
•	the impact on the Company of the U.S. government's elimination of all employees at the Community Development Financial Institutions Fund;
•	our ability to attract and retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common or preferred stock;
•	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations;
•	changes in the Community Development Capital Initiative (CDCI) Program;
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
•

the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, the government shutdown and other external events on our business;

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2025 and December 31, 2024

Assets - Total assets increased $244,000 to $1.61 billion at September 30, 2025 from $1.61 billion at December 31, 2024. This increase was primarily due to an increase in AFS securities, partially offset by a decrease in cash and cash equivalents and HTM securities. Changes in total assets are shown below.

			Increase (Decrease)
Dollars in thousands	September 30, 2025	December 31, 2024	$	%
Cash and Cash Equivalents	$51,805	$178,277	$(126,472)	(70.9)%
Certificates of Deposits with Other Banks	1,250	1,250	—	—
AFS Securities	674,281	525,623	148,658	28.3
HTM Securities	114,980	135,200	(20,220)	(15.0)
Total Loans Receivable, Net	678,114	687,149	(9,035)	(1.3)
Accrued Interest Receivable	5,266	5,374	(108)	(2.0)
OREO	45	—	45	—
Operating Lease ROU Assets	1,142	927	215	23.2
Land Held for Sale	702	938	(236)	(25.2)
Premises and Equipment, Net	33,192	29,321	3,871	13.2
FHLB Stock	1,083	1,089	(6)	(0.6)
BOLI	34,202	28,660	5,542	19.3
Goodwill	1,200	1,200	—	—
Other Assets	14,755	16,765	(2,010)	(12.0)
Total Assets	$1,612,017	$1,611,773	$244	0.0%

Cash and cash equivalents decreased $126.5 million or 70.9% to $51.8 million at September 30, 2025 from $178.3 million at December 31, 2024, primarily due to the repayment of borrowings with the Federal Reserve Bank of Richmond ("FRB") during the nine months ended September 30, 2025.

AFS securities increased $148.7 million or 28.3% to $674.3 million at September 30, 2025 from $525.6 million at December 31, 2024 due to purchases of AFS securities exceeding sales, maturities and principal paydowns during the nine months ended September 30, 2025.  HTM securities decreased $20.2 million to $115.0 million at September 30, 2025, from $135.2 million at December 31, 2024, due to paydowns and maturities exceeding purchases during the nine months ended September 30, 2025. The increase in AFS securities reflects reinvestment of maturing HTM securities into higher-yielding instruments amid a favorable interest rate environment.

Total loans, excluding loans held for sale, decreased $9.5 million, or 1.3%, to $677.1 million at September 30, 2025 from $686.6 million at December 31, 2024, primarily reflecting decreases in construction loans and commercial and agricultural loans, partially offset by increases in consumer home equity lines of credit (HELOCs) and residential and commercial real estate loans originated during the nine months ended September 30, 2025.  Residential real estate loans increased $19.0 million, or 9.3%, to $222.6 million at September 30, 2025 from $203.7 million at December 31, 2024. Commercial real estate loans increased $15.1 million, or 5.2%, to $303.7 million at September 30, 2025 from $288.5 million at December 31, 2024.  Additionally, consumer HELOCs increased $2.2 million, or 5.9%, to $40.1 million at September 30, 2025 from $37.8 million at December 31, 2024.  Offsetting these increases, construction loans decreased $40.7 million, or 37.1%, to $69.2 million at September 30, 2025 from $109.9 million at December 31, 2024 while commercial and agricultural loans decreased $5.9 million, or 15.9%, to $31.0 million at September 30, 2025 from $36.9 million at December 31, 2024.  Other consumer loans increased slightly to $24.2 million at September 30, 2025 compared to $23.8 million at December 31, 2024.

At September 30, 2025 and 2024, the allowance for credit losses on loans as a percentage of total loans was 1.97% and 1.95%, respectively. Loans past due 30 days or more decreased to $6.9 million, or 1.00% of total loans, at September 30, 2025, compared to $12.6 million, or 1.80% of total loans, at December 31, 2024. The decline in past due balances was primarily as a result of improvements in construction real estate, which decreased from $4.9 million to $2.1 million, and residential real estate, which decreased from $3.3 million to $1.7 million. Past due balances also improved across commercial and agricultural and commercial real estate portfolios. Current loans totaled $683.9 million, compared to $688.0 million at December 31, 2024.  This improvement reflects a combination of successful loan repayments, active collection efforts, and generally favorable credit conditions in the Company’s lending markets during the nine months ended September 30, 2025.

Loans held for sale increased to $1.0 million at September 30, 2025 from $599,000 at December 31, 2024, primarily due to higher residential mortgage originations designated for sale during the nine months ended September 30, 2025. The increase also reflects stronger secondary market demand and seasonal growth in home purchase activity during the summer months, which led to a higher volume of loans being originated with the intent to sell.

Premises and equipment, net increased $3.9 million or 13.2% to $33.2 million at September 30, 2025 from $29.3 million at December 31, 2024, as a result of improvements made to existing branches and future branch opportunities.

Other assets decreased $2.0 million or 12.0% to $14.8 million at September 30, 2025 from $16.8 million at December 31, 2024, primarily due to a $2.4 million decrease in the deferred tax asset associated with the unrealized loss on our AFS securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities

Deposit Accounts

Total deposits increased $41.4 million or 3.1% to $1.37 billion at September 30, 2025 from December 31, 2024, primarily due to increases in higher cost certificates of deposit and money market accounts, partially offset by a decrease in checking accounts. The growth in certificates of deposits was largely the result of targeted promotions to retain and attract customers amid heightened competition for deposits as market interest rates stabilized, while checking accounts declined as customers sought higher-yield alternatives. The Bank had $24.4 million and $25.8 million in brokered time deposits at September 30, 2025 and December 31, 2024, respectively.  A portion of these brokered deposits include call options, giving the Bank the flexibility to redeem them prior to maturity if interest rates decline. In addition, the Bank held $5.7 million and $5.4 million of non-certificate brokered deposits at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, we did not have any deposit relationship with any individual or entity that was greater than 5% of outstanding deposits. At September 30, 2025, approximately $334.7 million or 24.5% of our $1.37 billion deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. For additional details of deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Borrowings

We had no outstanding borrowings from the FRB at September 30, 2025, compared to $50.0 million at December 31, 2024. This decrease was primarily due to our excess liquidity, which reduced the need for borrowed funds.

We also had $23.9 million in other borrowings at September 30, 2025, compared to $27.8 million and December 31, 2024, which consisted of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. For additional information, see “Note 10 – Borrowings” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

At both September 30, 2025 and December 31, 2024, the Company had $5.2 million in junior subordinated debentures and $10.0 million in subordinated debentures outstanding. See “Note 11 - Subordinated Debentures” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report for additional information.

Shareholders’ Equity

Shareholders’ equity increased $12.4 million or 0.1%, to $194.8 million at September 30, 2025 from $182.4 million at December 31, 2024. The increase was primarily attributable to $8.1 million in net income earned during the period and a $7.9 million reduction in accumulated other comprehensive loss (AOCL), driven by unrealized gains on AFS securities as market conditions improved. These increases were partially offset by $1.7 million in common stock dividends paid and $1.2 million in preferred stock dividends paid to shareholders during the nine months ended September 30, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended September 30, 2025 and 2024

Net Income

Net income available to common shareholders increased $1.2 million, or 59.1%, to $3.2 million or $1.01 per basic common share for the quarter ended September 30, 2025, compared to $2.0 million or $0.62 per basic common share for the quarter ended September 30, 2024. The increase was the result of an increase in net interest income and a reduction to the provision for credit losses, which were partially offset by an increase in non-interest expense during the third quarter of 2025.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the three months ended September 30, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the quarters ended September 30, 2025 and 2024.

	Quarter Ended September 30,
	2025			2024
Dollars in thousands	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$688,046	$11,032	6.41%	$679,895	$10,594	6.23%
Taxable Investments	749,076	8,125	4.34	655,196	7,397	4.52
Non-taxable Investments	12,170	130	4.25	12,735	112	3.53
Deposits with other banks	78,077	858	4.39	107,237	1,451	5.41
Total Interest-Earning Assets	$1,527,369	$20,145	5.28%	$1,455,063	$19,554	5.38%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$782,912	$4,422	2.26%	$714,513	$4,792	2.68%
Certificates Accounts	330,798	3,312	4.00	276,996	2,962	4.28
Total Interest-Bearing Deposits	1,113,710	7,734	2.78	991,509	7,754	3.13
Other Borrowings (2)	18,151	105	2.31	89,641	923	4.12
Junior Subordinated Debentures	5,155	82	6.37	5,155	95	7.40
Subordinated Debentures	10,000	131	5.25	26,500	348	5.25
Total Interest-Bearing Liabilities	$1,147,016	$8,052	2.81%	$1,112,805	$9,120	3.28%
Net Interest Rate Spread			2.47%			2.10%
Tax Equivalent Net Interest Income/Margin		$12,093	3.17%		$10,434	2.87%
Less: tax equivalent adjustment		14			23
Net Interest Income		$12,079			$10,411

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income increased $1.7 million or 16.0% to $12.1 million during the quarter ended September 30, 2025, compared to $10.4 million for the same quarter in 2024 due to increases in both average interest-earning assets and net interest margin. During the quarter ended September 30, 2025, average interest-earning assets increased $72.3 million or 5.0% to $1.53 billion from $1.46 billion for the same quarter in 2024, while average interest-bearing liabilities increased $34.2 million or 3.1% to $1.15 billion for the quarter ended September 30, 2025 from $1.11 billion for the comparable quarter in 2024. The Company's net interest margin was 3.17% for the quarter ended September 30, 2025 compared to 2.87% for the comparable quarter in 2024. The Company's net interest spread on a tax equivalent basis was 2.47% for the quarter ended September 30, 2025 compared to 2.10% for the quarter ended September 30, 2024.

The increase in the net interest margin was the result of several key factors. Primarily, the yield on loans increased by 18 basis points due to a combination of adjustable-rate loan repricing as interest rates increased in the market and the origination of new loans at higher rates. Additionally, the reduction in interest expense on borrowings, particularly a significant decrease in the average balance and cost of FRB borrowings and repurchase agreements, contributed to lower funding costs. Interest expense on deposits decreased slightly as a result of lower rates paid on those deposits. The cost of interest-bearing liabilities and related interest expense declined due to the lower cost and balances of other borrowing types and decreases in deposit rates. The favorable mix of higher-yielding earning assets combined with lower funding costs resulted in an improved net interest spread and net interest margin.

Interest Income

Total tax-equivalent interest income increased $591,000 or 3.0% to $20.1 million for the quarter ended September 30, 2025 compared to $19.6 million for the same period in 2024.

Interest income on loans increased $438,000 or 4.1% to $11.0 million for the quarter ended September 30, 2025 from $10.6 million for the third quarter of 2024. The increase was the result of a $8.2 million increase in the average loan portfolio balance combined with an increase of 18 basis points in the average yield on loans receivable as adjustable-rate loans reset or paid off and new loans were originated at higher market interest rates.

Interest income from taxable investments increased $728,000 or 9.8% to $8.1 million during the quarter ended September 30, 2025, from $7.4 million for the third quarter of 2024, due to a $93.9 million increase in the average balance of these investments. Tax equivalent interest income from non-taxable investments increased $18,000 to $130,000 during the quarter ended September 30, 2025 due to an increase of 72 basis points in the average yield earned on non-taxable investments.

Interest income from deposits with other banks decreased $593,000 to $858,000 during the quarter ended September 30, 2025, from $1.5 million for the third quarter of 2024, due to a $29.2 million decrease in the average balance of these assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense decreased $1.0 million or 11.7% to $8.1 million for the quarter ended September 30, 2025 compared to $9.1 million for the same quarter in 2024 primarily due to an $818,000 reduction in interest expense on other borrowings resulting from lower average balances and lower rates. This decline was partially offset by higher interest expense on certificates of deposit as a result of significant growth in average balances, which was partially offset by lower rates paid on these deposits.  Additionally, interest expense on checking, savings and money market accounts decreased due to lower rates.

Provision for Credit Losses

The amount of the provision and the adequacy of the allowance for credit losses for loans and unfunded commitments is determined by management’s on-going monthly analysis. The Company has policies and procedures in place for evaluating and monitoring the credit quality of the loan portfolio and for timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for credit losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors.

The Company recorded a $317,000 reversal to the provision for credit losses on loans and $117,000 in provision for credit losses on unfunded commitments, resulting in a $200,000 net reversal to the provision for credit losses during the quarter ended September 30, 2025, compared to $585,000 in total provision for credit losses during the quarter ended September 30, 2024.  The reversal of provision for credit losses on loans in the current quarter reflects stable credit quality and management’s determination that the existing allowance for credit losses was adequate based on current portfolio performance, economic conditions, and loan loss expectations. Net charge-offs totaled $88,000 for the third quarter of 2025 compared to net charge-offs of $79,000 during the third quarter of 2024. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income remained unchanged at $2.6 million for the quarters ended September 30, 2025 and 2024. The most significant fluctuations include a $199,000 increase in other non-interest income, which was offset by a $229,000 decrease in trust income.  For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $1.0 million, or 11.1%, to $10.4 million for the quarter ended September 30, 2025 compared to $9.3 million for the quarter ended September 30, 2024. The following table summarizes the changes in non-interest expense:

	Quarter Ended September 30,		Increase (Decrease)
Dollars in thousands	2025	2024	$	%
Compensation and Employee Benefits	$6,007	$5,359	$648	12.1%
Occupancy	936	800	136	17.0
Advertising	199	254	(55)	(21.7)
Depreciation and Maintenance of Equipment	394	297	97	32.7
FDIC Insurance Premiums	172	200	(28)	(14.0)
Consulting	216	172	44	25.6
Debit Card Expense	467	388	79	20.4
Data Processing	404	351	53	15.1
Cloud Services	241	299	(58)	(19.4)
Other	1,316	1,193	123	10.3
Total Non-Interest Expense	$10,352	$9,313	$1,039	11.2%

The largest increase in non-interest expense during the third quarter of 2025 was compensation and employee benefits expense, which increased $648,000 or 12.1% to $6.0 million for the quarter ended September 30, 2025, compared to $5.4 million during the same period in 2024.  These increases were primarily the result of higher staffing levels and additional compensation-related costs to support our growth and operational needs.

Occupancy expense increased $136,000, or 17.0%, due to higher building maintenance, utility costs, and lease-related expenses. Depreciation and maintenance of equipment increased $97,000, or 32.7%, due to higher equipment maintenance costs for the quarter ended September 30, 2025. Debit card expense increased $79,000, or 20.4%, due to higher transaction volumes and increased network processing fees.

Provision For Income Taxes

The provision for income taxes increased 33.8% to $756,000 for the quarter ended September 30, 2025, from $565,000 for the same period in 2024, due to higher pre-tax net income. Pre-tax net income was $3.5 million for the quarter ended September 30, 2025 compared to $2.8 million for the third quarter of 2024. The Company’s combined federal and state effective income tax rate was 21.3% and 23.3% for the quarters ended September 30, 2025 and 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net Income

Net income available to common shareholders increased $2.3 million, or 38.5%, to $8.1 million or $ 2.57 per basic common share for the nine months ended September 30, 2025, compared to $5.9 million or $1.83 per basic common share for the nine months ended September 30, 2024. The increase was the result of increases in net interest income and non-interest income, as well as a reduction to the provision for credit losses, which were partially offset by increases in non-interest expense and provision for income taxes during the third quarter of 2025.

Net Interest Income

The following table compares detailed average balances, average yields on interest-earning assets, average costs of interest-bearing liabilities and the resulting changes in interest income and expense for the nine months ended September 30, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following table. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. Interest income from non-taxable investments is calculated on a tax equivalent basis, which recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using the effective tax rate for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)	Average Balance	Tax Equivalent Interest	Yield/ Rate (1)
Interest-Earning Assets:
Loans Receivable, Net	$698,671	$33,280	6.35%	$662,539	$30,183	6.07%
Taxable Investments	690,042	21,930	4.24	664,149	22,371	4.49
Non-taxable Investments	8,041	226	3.75	17,613	470	3.56
Deposits with other banks	103,492	3,420	4.41	102,556	4,129	5.37
Total Interest-Earning Assets	$1,500,246	$58,856	5.23%	$1,446,857	$57,153	5.27%
Interest-Bearing Liabilities:
Checking, Savings & Money Market Accounts	$764,029	$13,214	2.31%	$720,659	$14,273	2.64%
Certificates Accounts	324,955	9,986	4.10	253,247	7,670	4.04
Total Interest-Bearing Deposits	1,088,984	23,200	2.84	973,906	21,943	3.00
Other Borrowings (2)	24,363	355	1.94	103,260	3,224	4.16
Junior Subordinated Debentures	5,155	245	6.34	5,155	286	7.40
Subordinated Debentures	10,000	394	5.25	26,500	1,044	5.25
Total Interest-Bearing Liabilities	$1,128,502	$24,194	2.86%	$1,108,821	$26,497	3.19%
Net Interest Rate Spread			2.37%			2.08%
Tax Equivalent Net Interest Income/Margin		$34,662	3.08%		$30,656	2.83%
Less: tax equivalent adjustment		43			82
Net Interest Income		$34,619			$30,574

(1)	Annualized
(2)	Includes FRB borrowings and repurchase agreements.

Net interest income on a tax equivalent basis increased $4.0 million or 13.1% to $34.7 million during the nine months ended September 30, 2025, compared to $30.7 million for the same nine months in 2024 due to increases in both average interest-earning assets and net interest margin. During the nine months ended September 30, 2025, average interest-earning assets increased $53.4 million or 3.7% to $1.50 billion from $1.45 billion for the first nine months in 2024, while average interest-bearing liabilities increased $19.7 million or 1.8% to $1.13 billion for the nine months ended September 30, 2025 from $1.11 billion for the comparable nine months in 2024. The Company's net interest margin was 3.08% for the nine months ended September 30, 2025 compared to 2.83% for the comparable nine months in 2024. The Company's net interest spread on a tax equivalent basis was 2.37% for the nine months ended September 30, 2025 compared to 2.08% for the nine months ended September 30, 2024.

Interest Income

Total tax-equivalent interest income increased $1.7 million or 3.0% to $58.9 million for the nine months ended September 30, 2025 compared to $57.2 million for the same period in 2024.

Interest income on loans increased $3.1 million or 10.3% to $33.3 million for the nine months ended September 30, 2025 from $30.2 million for the nine months ended September 30, 2024. The increase was the result of a $36.1 million increase in the average loan portfolio balance combined with a 28 basis point increase in the average yield on loans receivable as adjustable-rate loans reset  or paid off and new loans were originated at higher market interest rates.

Interest income from taxable investments decreased $441,000 or 2.0% to $21.9 million during the nine months ended September 30, 2025, from $22.4 million for the first nine months of 2024, due to a 25 basis point decrease in the average yield to 4.24%, which was partially offset by $25.9 million increase in the average balance of taxable investments. Tax equivalent interest income from non-taxable investments decreased $244,000 to $226,000 during the nine months ended September 30, 2025 primarily due to a $9.6 million decrease in the average balance of non-taxable investments.

Interest income from deposits with other banks decreased $709,000 to $3.4 million during the nine months ended September 30, 2025, from $4.1 million for the nine months ended September 30, 2024, due to a 96 basis point decrease in the average yield earned on these assets reflecting lower market interest rates, which was partially offset by a $936,000 increase in the average balance of these assets.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Total interest expense decreased $2.3 million or 8.7% to $24.2 million for the nine months ended September 30, 2025 compared to $26.5 million for the same nine months in 2024, primarily due to the payoff of borrowings from the FRB combined with a decrease in market interest rates.

Interest expense on deposits increased $1.3 million to $23.2 million for the nine months ended September 30, 2025, from $21.9 million for the same nine month period in 2024, due to a $115.1 million increase in the average balance of interest-bearing deposits, particularly certificates of deposit accounts, which increased $71.7 million, which was partially offset by a decrease of 16 basis points in the average cost of deposits.

Interest expense on FRB and other borrowings decreased $2.9 million to $355,000 for the nine months ended September 30, 2025, from $3.2 million for the nine months ended September 30, 2024.  This decrease was primarily due to the repayment of FRB borrowings and lower utilization of repurchase agreements, resulting in a $78.9 million decrease in average balances and a 222 basis point reduction in the average cost of these borrowings to 1.94% for the nine months ended September 30, 2025, from 4.16% for the same period in 2024, reflecting lower market interest rates.

Provision for Credit Losses

The Company recorded a $317,000 reversal of provision for credit losses on loans and a $117,000 provision for credit losses on unfunded commitments, resulting in a $200,000 net reversal in the provision for credit losses for the nine months ended September 30, 2025, compared to a $1.2 million provision for credit losses on loans and a $110,000 reversal of provision for credit losses on unfunded commitments, resulting in a total provision for credit losses of $1.1 million during the nine months ended September 30, 2024. The reversal of provision for credit losses on loans in 2025 reflects stable credit quality, minimal net charge-offs, and management’s determination that the existing allowance for credit losses was adequate based on current portfolio performance, economic conditions, and loan loss expectations. Net recoveries totaled $26,000 for the nine months ended September 30, 2025, compared to net charge-offs of $165,000 during the nine months ended September 30, 2024. For additional information on the changes in the allowance for credit losses, see "Note 6 - Investments, AFS", "Note 7 - Investments, HTM, and “Note 8 - Loans Receivable" of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Income

Non-interest income increased $273,000 or 3.7% to $7.7 million for the nine months ended September 30, 2025 compared to $7.4 million for the nine months ended September 30, 2024, primarily due to a $418,000 increase in other non-interest income, which included a $365,000 increase in rental income and $62,000 gain on sale of land held for sale. During the first quarter of 2025, we purchased a multi-tenant property resulting in an increase to rental income.  This property is intended to be the future site of a full-service branch of the Bank.

For additional details of the changes in non-interest income, see “Note 14 - Non-Interest Income” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Non-Interest Expense

Non-interest expense increased $1.9 million or 6.8% to $30.6 million for the nine months ended September 30, 2025 compared to $28.6 million for the nine months ended September 30, 2024. The following table summarizes the changes in non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Compensation and Employee Benefits	$17,661	$16,425	$1,236	7.5%
Occupancy	2,729	2,425	304	12.5
Advertising	609	754	(145)	(19.2)
Depreciation and Maintenance of Equipment	1,180	1,297	(117)	(9.0)
FDIC Insurance Premiums	523	536	(13)	(2.4)
Consulting	587	489	98	20.0
Debit Card Expense	1,401	1,126	275	24.4
Data Processing	1,215	1,029	186	18.1
Cloud Services	719	703	16	2.3
Other	3,929	3,833	96	2.5
Total Non-Interest Expense	$30,553	$28,617	$1,936	6.8%

The largest increase in non-interest expense was compensation and employee benefits expense, which increased $1.2 million, or 7.5%, to $17.7 million for the nine months ended September 30, 2025, compared to $16.4 million during the same period in 2024, as a result of higher staffing levels and additional compensation-related costs to support our growth and operational needs.

Occupancy expense increased $304,000, or 12.5%, due to higher building maintenance, utility costs, and lease-related expenses. Debit card expense increased $275,000, or 24.4%, due to higher transaction volumes and increased network processing fees, while data processing expense rose $186,000, or 18.1%, driven by expanded digital banking services and vendor cost increases. These increases were partially offset by decreases in depreciation and maintenance of equipment, which declined $117,000, or 9.0%, due to fewer capitalized equipment replacements and the full depreciation of certain assets, and advertising expense, which decreased $145,000, or 19.2%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision For Income Taxes

The provision for income taxes increased 32.9% to $2.6 million for the nine months ended September 30, 2025, from $1.9 million for the same period in 2024, due to higher pre-tax net income. Pre-tax net income was $11.9 million for the nine months ended September 30, 2025 compared to $8.3 million for the nine months ended September 30, 2024. The Company’s combined federal and state effective income tax rate was 21.3% and 23.3% for the nine months ended September 30, 2025 and 2024, respectively.

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

Our primary sources of funds include deposits, scheduled loan and investment repayments, including interest payments, maturities and sales of loans and investment securities, advances from the FRB, and cash flow generated from operations.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all its existing commitments. The Bank had $154.5 million in unused commitments to extend credit and standby letters of credit at September 30, 2025.

During the nine months ended September 30, 2025, loan repayments exceeded loan disbursements resulting in a $9.5 million decrease in total net loans receivable. Also, during the nine months ended September 30, 2025, deposits increased $41.4 million.

The FHLB of Atlanta has approved a line of credit of up to 25.0% of the Bank’s total assets, which, when utilized, is collateralized by a pledge of specific investment securities and/or eligible loans. The Bank had no outstanding FHLB advances at September 30, 2025 with $467.5 million in total borrowing capacity at the FHLB at that date, subject to collateral requirements. The Company's total pledged collateral for FHLB advances had an amortized cost and fair value of $44.8 million and $36.3 million at September 30, 2025.

We may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At September 30, 2025, we had no outstanding borrowings from the FRB discount window, with investment securities pledged as collateral having an amortized cost and fair value of $326.1 million and $305.3 million, respectively. The Company participates in the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of September 30, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $74.3 million and $60.4 million. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

The Bank also had a $50.0 million unused Fed Funds facility with Pacific Coast Bankers Bank at September 30, 2025.

Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank's liquid assets in the form of cash and cash equivalents, certificates of deposits with other banks and AFS securities totaled $683.6 million at September 30, 2025. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $296.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Security Federal is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2025, Security Federal had liquid assets of $50.8 million.  In addition to its operating expenses, Security Federal is responsible for funding dividend payments to its shareholders, repurchases of its common stock, and payments on its trust-preferred securities and subordinated debentures held at the Company level. Security Federal's main source of funds are dividends or capital distributions from the Bank; however, there are regulatory restrictions on the Bank's ability to pay dividends to the Company. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.15 per share which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.15 per share, our average total common stock dividend paid each quarter would be approximately $469,000 based on the number of outstanding shares at September 30, 2025.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. On August 19, 2024, the Company's Board of Directors authorized an increase in the repurchase program, adding an additional 100,000 shares to the total shares available for repurchase. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. During the quarter ended September 30, 2025, the Company repurchased 60,898 shares of its common stock at an aggregate cost of $1.9 million, leaving 63,143 shares available for further repurchase under the existing stock repurchase program at September 30, 2025. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 2 - “Unregistered Sales of Equity Securities and Use of Proceeds.”

At September 30, 2025, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 18.7%, 10.1%, 18.7%, and 19.9%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional CET1 capital greater than 2.5% of risk weighted assets above the required minimum levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2025 the Bank’s conservation buffer was 11.9%. For additional details, see “Note 12 - Regulatory Matters” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

For the three months ended September 30, 2025, the Bank's interest rate spread, defined as the average yield on interest-earning assets less the average rate paid on interest-bearing liabilities, was 2.47%.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2025 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The following table summarizes common stock repurchases during the three months ended September 30, 2025 :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	-	$-	-	124,041
August 1, 2025 - August 31, 2025	60,898	30.50	60,898	63,143
September 1, 2025 - September 30, 2025	-	-	-	63,143
Total	60,898		60,898

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

Item 3         Defaults Upon Senior Securities

None

Item 4         Mine Safety Disclosures

Not applicable

Item 5         Other Information

(a)  Nothing to report.

(b)  Nothing to report.

(c)  Trading Plans. During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

SECURITY FEDERAL CORPORATION

Date:	November 10, 2025	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
(Duly Authorized Representative)

Date:	November 10, 2025	By:	/s/Darrell Rains
Darrell Rains
Chief Financial Officer
(Principal Financial Officer)