Form 10-K
period 2025-12-31
SECURITY FEDERAL CORP
filed 2026-03-20
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 20, 2026, there were issued and outstanding 3,093,225 shares of the registrant's Common Stock, which is traded on the OTCID Basic Market under the symbol “SFDL."  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2025, was $48,409,177.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•	changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate, which could adversely affect our revenues, expenses, asset values, cost of capital and liquidity;
•	the impact of inflation and the Federal Reserve monetary policies;
•	the effects of any federal government shutdown;
•	the credit risks of lending activities, including changes in loan delinquencies, write-offs and the allowance for credit losses;
•	fluctuations in the demand for loans, the number of unsold homes, land and real estate values in our market areas;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
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
•

other risks described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") and in the Company's other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Any of the forward-looking statements that we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s consolidated financial condition and consolidated results of operations, liquidity and stock price performance.

As used throughout this report, the terms "we," "our," or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

ii

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the SEC website (www.sec.gov) for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Other than an investor’s own internet access charges, these filings are available free of charge at the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this 2025 Form 10-K.

This 2025 Form 10-K is required to be filed to satisfy the Company’s reporting obligations for the fiscal year ended December 31, 2025. On December 12, 2025, the Company filed a Form 15 with the Securities and Exchange Commission to terminate the registration of its securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, and to suspend its reporting obligations under Section 15(d) thereof. The Company’s obligation to file periodic reports was suspended upon the filing of the Form 15. Following the filing of the 2025 Form 10-K, the Company is no longer required to file future reports with the SEC.

iii

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

At December 31, 2025, the Company, on a consolidated basis with the Bank, had assets of $1.6 billion, loans receivable, net, of $673.1 million, deposits of $1.4 billion and shareholders' equity of $200.5 million. The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

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

Loan Portfolio Composition

Loans receivable, net, including loans held for sale, decreased to $676.2 million at December 31, 2025 from $687.1 million at December 31, 2024, due to a decrease in construction loans.  For a detailed breakdown of the composition of our loan portfolio, see "Note 4 - Loans Receivable, Net" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

The following schedule illustrates the maturities of Security Federal's loan portfolio, excluding loans held for sale, at December 31, 2025.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Construction Real Estate	$32,400	$33,645	$532	$—	$66,577
Residential Real Estate	36,583	48,700	10,725	123,923	219,931
Commercial Real Estate	51,785	204,823	33,075	5,619	295,302
Commercial and Agricultural	15,602	15,547	5,853	912	37,914
Consumer HELOC	4,758	3,101	11,125	24,003	42,987
Other Consumer	6,202	13,007	4,655	—	23,864
Total	$147,330	$318,823	$65,965	$154,457	$686,575

The following table sets forth the amount of total loans due after December 31, 2026, with fixed or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Adjustable-Rate	Total
Construction Real Estate	$7,325	$26,852	$34,177
Residential Real Estate	85,511	97,837	183,348
Commercial Real Estate	186,521	56,996	243,517
Commercial and Agricultural	16,102	6,210	22,312
Consumer HELOC	—	38,229	38,229
Other Consumer	17,588	74	17,662
Total	$313,047	$226,198	$539,245

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

Secondary market sales are made to other banks or institutional investors.  Generally, all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2025, Security Federal sold $39.8 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2025, the Bank had $3.1 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were price locked with the investors on the same day or shortly after the loan was price locked with the Bank's customers.  Therefore, these loans present little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all its loans held for sale on a "best efforts" basis, meaning that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2025, the Bank's legal lending limit under this restriction was $26.6 million.  At that date, the Bank's largest loan relationship to a single borrower was $21.0 million, comprised of one commercial line of credit to a public charter school. This loan was performing in accordance with its repayment terms at December 31, 2025.

South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital, or $17.7 million at December 31, 2025, unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Board approved the increased loan limits to 15% of unimpaired capital in 2024.

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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term, generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  At December 31, 2025 , the Bank had $1.3  million in outstanding commitments on mortgage loans not yet closed compared to $1.1  million at December 31, 2024 . Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, credit cards and other consumer loans) totaling $141.1 million at December 31, 2025 .  For a more detailed discussion, see "Note 18 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025  Form 10-K.

Residential and Construction Real Estate Lending

At December 31, 2025, the Bank had $219.9 million, or 32.0% of its total outstanding loan portfolio, in residential mortgage loans. These loans have adjustable or fixed rates and include permanent residential mortgage loans.

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

Construction loans consist of loans to construct a borrower's primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date.  These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At December 31, 2025, construction loans totaled $66.6 million, or 9.7%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The borrower pays interest on the loan during the one year construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank sells on the secondary market on a servicing released basis.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Commercial Real Estate

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, and residential developments.  At December 31, 2025, the Bank had $295.3 million, or 43.0% of its total loan portfolio, in commercial real estate loans.

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

Commercial and Agricultural Business (Non Real Estate) Loans

Commercial and agricultural business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2025, the Bank had $37.9 million, or 5.5% of its total loan portfolio, in commercial and agricultural business loans.

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

The Bank has interest rate floors, currently ranging from 3.00% to 6.00%, for new HELOC originations, with a maximum loan-to-value ratio of 80%. The Bank also offers secured and unsecured lines of credit.  Although consumer loans typically involve a higher level of risk than residential mortgage loans, they generally provide higher yields and have shorter terms to maturity. At December 31, 2025, the Bank had $43.0 million in outstanding HELOCs, representing 6.3% of its loan portfolio.

At December 31, 2025, the Bank also had $23.9 million in other consumer loans, constituting 3.5% of its loan portfolio, which included amounts outstanding on credit cards and personal lines of credit. As of December 31, 2025, the Bank had issued approved credit card lines of $16.7 million, with $3.5 million outstanding on the same date.

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

Loan Delinquencies and Defaults

The Bank's collection procedures provide that when a residential or commercial real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. The Bank had $5.8 million in non-accrual loans at December 31, 2025 compared to $7.6 million at December 31, 2024. For a more detailed discussion of our non-accrual loans, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 - Loans Receivable, Net" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

The Company uses a risk-based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. For a more detailed discussion of our credit quality measures, see "Note 4- Loans Receivable, Net - Credit Quality Indicators" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

At December 31, 2025, $15.2 million of the total loan balance was classified "substandard" compared to $16.1 million at December 31, 2024. At December 31, 2025, $13.1 million of the total loan balance was designated as "special mention" compared to $20.5 million at December 31, 2024. At December 31, 2025, $201.6 million of the total loan balance was designated as “caution” compared to $176.9 million at December 31, 2024. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2025 and 2024.

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

Allowance for Credit Losses on Loans

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

The allowance for credit losses on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses on loans is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In determining the adequacy of the allowance for credit losses on loans, management reviews relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The level of the allowance for credit losses reflects management's continuing evaluation of this risk based on the Bank's past loss experience. The allowance is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate. Management believes that the allowance for credit losses on loans is at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to the allowance may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for credit losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

For a breakdown of the activity within the allowance for credit losses by loan category for the years ended December 31, 2025 and 2024, see "Note 4- Loans Receivable, Net - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

The following table summarizes net (recoveries) charge-offs as a percentage of average loans outstanding in each loan category for the years indicated.

	Year Ended December 31,
	2025			2024
(Dollars in Thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio	Net Charge-offs (Recoveries)	Average Loans	Ratio
Construction Real Estate	$(1)	$92,053	(0.00)%	$(35)	$111,334	(0.03)%
Residential Real Estate	3	211,988	0.00	(50)	192,768	(0.03)
Commercial Real Estate	(141)	294,211	(0.05)	(25)	275,151	(0.01)
Commercial and Agricultural	136	32,724	0.42	55	31,540	0.17
HELOC	—	40,092	—	(3)	36,224	(0.01)
Other Consumer	174	23,900	0.73	213	24,191	0.88
Total	$171	$694,968	0.02%	$155	$671,208	0.02%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

The following table presents an allocation of the allowance for credit losses at December 31, 2025 and 2024. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2025		2024
		% of loans in		% of loans in
	Amount	category	Amount	category
Construction Real Estate	$1,208	9.7%	$1,904	15.7%
Residential Real Estate	4,457	32.0%	4,182	29.0%
Commercial Real Estate	5,621	43.0%	5,387	41.2%
Commercial and Agricultural	777	5.5%	990	5.3%
HELOC	882	6.3%	787	5.4%
Other Consumer	584	3.5%	644	3.4%
Total	$13,529	100.0%	$13,894	100.0%

Subsidiaries

At December 31, 2025, the Company had two subsidiaries, Security Federal, its wholly owned operating bank subsidiary, and Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust. Under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.

At December 31, 2025, Security Federal had two subsidiaries, SFINV and SFINS. SFINV was formed to hold investment securities and allow for better management of the securities portfolio. SFINS is an insurance agency offering auto, business and home insurance. Security Federal's net investment in its subsidiaries totaled $40.9 million at December 31, 2025.

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

At December 31, 2025, our investment portfolio totaled $776.3 million. Security Federal has an investment portfolio of available for sale ("AFS") and held to maturity ("HTM") securities, the majority of which are mortgage-backed securities ("MBS"). MBS can serve as collateral for borrowings and, through repayments, as a source of liquidity. MBS do not have a fixed maturity date. Under the Bank's risk-based capital requirement, MBS have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans. Small Business Administration ("SBA") bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk-based assets for regulatory capital purposes. Student loan pools are typically 97% guaranteed by the U.S. government. The FHLB, Fannie Mae and Freddie Mac are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the U.S. government. AFS securities are carried at fair value.

HTM securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income. For more detailed information regarding the Bank's investment portfolios, see "Note 2 - Investments, Available for Sale" and "Note 3 - Investments, Held to Maturity" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank ("FRB") of Richmond, sales of investment securities, sales of securities under agreements to repurchase, and loan sales.  See "Borrowings" below.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances, borrowings from the FRB and the sale of securities under agreements to repurchase, referred to as retail repurchase agreements, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis in support of expanded lending activities.  The availability of funds from loan and investment sales is influenced by general interest rates.  For additional information, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this 2025 Form 10-K.

Deposits

The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts. The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits. The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels. At December 31, 2025, deposits totaled $1.4 billion. At that date, approximately $334.4 million of our deposit portfolio was uninsured, including $129.8 million in public deposits which are fully collateralized and $14.0 million in Bank-owned demand deposit accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

At December 31, 2025 and 2024, the Bank had no deposit relationships greater than 5.0% of outstanding deposits.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

The following table includes deposit accounts and associated weighted average interest rates for each category of deposit at the dates indicated.

	Year Ended December 31,
	2025			2024
	Average Balance	% of Total	Weighted Avg Rate	Average Balance	% of Total	Weighted Avg Rate
(Dollars in thousands)
Interest bearing checking	$215,762	16%	0.93%	$212,606	17%	1.05%
Savings and money market	560,920	41%	2.71%	521,818	42%	3.18%
Certificates of deposit	320,863	24%	4.03%	267,140	21%	4.13%
Total interest bearing deposits	1,097,545	81%	2.75%	1,001,564	80%	2.98%
Non-interest checking	263,979	19%		243,010	20%
Total Deposits	$1,361,524	100%		$1,244,574	100%

For additional information regarding our deposits, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 9 - Deposits" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

Borrowings

We had no borrowings outstanding under the Federal Reserve discount window at December 31, 2025, compared to $50.0 million in borrowings outstanding under the Federal Reserve Bank Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024. The Company elected to participate in the BTFP to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under the program had a one-year term and were priced at the overnight index swap ("OIS") rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the program’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance. At December 31, 2025, we had pledged investment securities with an amortized cost of $312.9 million and a fair value of $293.9 million as collateral for FRB borrowings.  Depository institutions may borrow from the FRB's discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.

During 2023, the Company entered the FRB’s Borrower-In-Custody ("BIC") program. As of December 31, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $71.2 million and $57.4 million compared to pledged loan collateral with an amortized cost and collateral value of $84.9 million and $66.2 million at December 31, 2024, respectively. Borrowing capacity provided by pledged loan collateral is included in the FRB discount window availability.

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be utilized as well as limitations on the size of the advances and repayment provisions.  At December 31, 2025, the Bank had no outstanding advances from the FHLB of Atlanta with remaining credit availability of $463.9 million, subject to collateral requirements.

At December 31, 2025, the Bank had $25.3 million in other borrowings consisting of retail repurchase agreements with an average rate of 1.49%.

For additional information regarding our borrowings, see "Note 10 - FHLB Advances and FRB Borrowings" and “Note 11 - Other Borrowings” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K. See also, "Regulation - Regulation of the Bank - Federal Home Loan Bank System" in this 2025 Form 10-K.

On December 15, 2025, the Company redeemed all of its outstanding Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") in accordance with the Indenture dated September 21, 2006. The Debentures were redeemed at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The $5.2 million principal payment reduced the junior subordinated debentures balance to $0, and accrued interest of $78,000 was recognized.  No gain or loss was recorded on the redemption.  Prior to redemption, the Debentures accrued and paid distributions quarterly at a floating rate equal to the three-month Secured Overnight Financing Rate ("SOFR") plus the relevant spread adjustment of 0.26161 plus 170 basis points, resulting in a rate of 6.00% on the redemption date.  The Debentures were callable by the Company beginning in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See "Note 12 - Junior Subordinated Debentures" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

On November 22, 2019, the Company sold and issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes,” and together with the 10-Year Notes, the “Notes”). The Notes are unsecured, subordinated obligations of the Company, ranking junior in right of payment to the Company’s current and future senior indebtedness, and each Note is equal in right of payment with respect to the other Notes.

On November 22, 2024, the Company redeemed all remaining 10-Year Notes, with an aggregate principal balance of $16.5 million, at 100% of principal plus accrued and unpaid interest to, but excluding, the redemption date.  The redemption was funded with excess cash on hand. The Company may redeem the 15-Year Notes, in whole or in part, at its option after November 22, 2029. See "Note 13 – Subordinated Debentures" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

At December 31, 2025, we employed 258 employees. Our employees are not represented by any collective bargaining agreement. Management is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2025, our workforce was 69% female and 31% male, and women held 64% of the Bank’s management roles. The ethnicity of our workforce was 73% White, 18% Black, 4% Hispanic or Latino, 3% Asian, 1% Two or More Races and less than 1% Indian.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2025, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification
Executive / Senior level officers	5.1%	2.9%	8.9%
Mid-level officers and managers	21.5%	18.6%	19.8%
Professionals	24.3%	22.9%	27.5%
Sales	1.7%	—%	1.2%
Administrative support	47.4%	55.6%	42.6%
Total	100.0%	100.0%	100.0%

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

Information about our Executive Officers

The following table sets forth information regarding the executive officers of the Company and the Bank at December 31, 2025.

	Age at December 31,	Position
Name	2025	Company	Bank
J. Chris Verenes	69	Chief Executive Officer	Chief Executive Officer, Chairman of the Board
Roy G. Lindburg	65	President	—
Philip R. Wahl	62	—	President
Darrell Rains	69	Chief Financial Officer	Chief Financial Officer

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this 2025 Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the South Carolina State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve, the SEC and the Consumer Protection Financial Bureau (“CFPB”). Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

Deposit Insurance and Other FDIC Programs

The Deposit Insurance Fund ("DIF") of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums (assessments) and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the year ended December 31, 2025, the Bank paid $718,000 in FDIC premiums. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2025, total base assessment rates ranged from 2.5 to 32 basis points subject to certain adjustments.

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

At December 31, 2025, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and "Note 15 - Regulatory Matters" in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2025, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB of Atlanta are required to be fully secured by sufficient collateral as determined by the FHLB of Atlanta. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2025, the Bank had no outstanding advances from the FHLB of Atlanta under an available credit facility of $463.9 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2025, the Bank had $1.1 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB of Atlanta stock. These dividend yields averaged 6.61% for the year ended December 31, 2025 and 7.35% for the year ended December 31, 2024.

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

Community Reinvestment Act

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency's assessment of a bank's record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. The Bank received a "satisfactory" rating during its most recent CRA examination.

On October 24, 2023, federal banking agencies, including the FDIC, issued a final rule to strengthen and modernize CRA regulations. The final rule was published with an April 1, 2024, effective date and staggered compliance dates; however, implementation of the 2023 final rule was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations.  As a result, the Bank will continue to be evaluated under the pre-2023 CRA regulatory framework.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Federal Reserve System

The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. At December 31, 2025, the Bank was in compliance with the reserve requirements in place at that time.

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy and governance, see “Item 1C. Cybersecurity” contained in Part I of this 2025 Form 10-K.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Capital Requirements

As discussed above, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to the Bank described under the caption “Capital Requirements” above. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2025, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. For additional information, see "Note 15 - Regulatory Matters" of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

The Company may carryforward net operating losses indefinitely. As of December 31, 2025, management determined it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $159,000.

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

The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 2024.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

State Taxation

South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years. The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

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

Risks Related to Deregistration

Deregistration may reduce liquidity, marketability, and investor access to information about the Company.

The Company’s securities are no longer registered under the Securities Exchange Act of 1934, and the Company’s reporting obligations were suspended upon the filing of a Form 15 with the SEC on December 12, 2025. The Company’s common stock continues to trade on the OTCID Basic Market. As a result, publicly available information about the Company will be limited, and the liquidity and marketability of the Company’s securities may be reduced, which may make it more difficult for investors to buy, sell, or obtain information about the Company.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists primarily of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia and Richmond Counties in Georgia. Adverse economic conditions in our market areas could impact our growth rate, reduce our customers’ ability to repay loans, and adversely impact our business, financial condition, and results of operations.  Broad economic factors such as inflation, unemployment and money supply fluctuations also may adversely affect our profitability.  Trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

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

Our financial condition and results of operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities. Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations. Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and financial performance. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income. Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, which may change materially. If our estimates are incorrect, the allowance may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need to increase the allowance through the provision for credit losses, recorded as a charge against income. Additionally, management recognizes that new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans, which may not perform as historically or projected. This increases the risk that the allowance may be insufficient to absorb losses without significant additional provisions. Our allowance for credit losses on loans was 1.97% of total loans outstanding (excluding loans held for sale) at December 31, 2025. For additional information concerning our allowance for credit losses, see “Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024 - Provision for Credit Losses” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this 2025 Form 10-K.

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

At December 31, 2025, our non-performing assets (which consist of non-accrual loans and other real estate owned ("OREO")) were $5.8 million, or 0.36% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

W hile commercial real estate lending offers the potential for higher returns compared to single-family residential lending, it is more susceptible to fluctuations in regional and local economic conditions, presenting challenges in accurately predicting potential losses. Evaluating collateral and conducting financial statement analysis for these loans requires a more intricate approach during underwriting and continual assessment. At December 31, 2025 , we had $295.3 million of commercial real estate loans, representing 43.0% of our total loan portfolio.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Our construction real estate loans are based upon estimates of costs and the value of the completed project.

We originate construction loans for single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition and development and construction of residential subdivisions and commercial projects.  At December 31, 2025, we had $66.6 million in construction loans, representing 9.7% of our total loan portfolio.

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

Construction, acquisition, and development ("A&D") loans carry additional risks due to the lack of income generated by the property and the potential illiquidity of the collateral. These risks are especially sensitive to supply and demand dynamics, significantly impacting this type of lending. Consequently, such loans often require substantial fund disbursements, where repayment depends on the project's success and the borrower's ability to develop, sell, or lease the property. This differs from the borrower's or guarantor's ability to independently repay principal and interest. At December 31, 2025, there were no non-performing A&D loans. However, a significant increase in non-performing construction and development loans could materially impact our financial condition and results of operations.

Repayment of our commercial and agricultural business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2025, $37.9 million or 5.5% of our total loans were commercial and agricultural business loans. These loans carry distinct risks compared to residential and commercial real estate loans. Unlike real estate lending, which relies on predetermined loan-to-collateral values and views liquidation of the underlying real estate as the primary source of repayment in case of default, our commercial and agricultural business loans are primarily predicated on the borrower's cash flow and secondarily on provided collateral. The borrower's cash flow, often unpredictable, serves as the primary repayment source, supported by collateral such as equipment, inventory, or accounts receivable. However, relying solely on collateral in the event of default may be insufficient due to uncollectible receivables, obsolete inventory, or other factors.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and may cause adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions regarding the securities, defaults by, or other adverse events affecting, the issuer or the underlying securities, and changes in market interest rates, as well as continued instability in the capital markets. Any of these factors, among others, could result in realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially affect on our business, financial condition and results of operations. The process for determining whether the decline in fair value is the result of credit losses or other factors requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that declines in market value will not result in credit losses on these assets, leading to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2025, there was no allowance for credit losses in our securities portfolio.

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

In a rising rate environment, retaining deposits can become costlier. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment. Interest rate fluctuations also influence the fair value of fixed-rate investment securities, which inversely correlates with rate changes. At December 31, 2025, the fair value of our securities available for sale was $663.5 million, with unrealized net losses of $20.6 million reflected in stockholders’ equity. Further declines in fair value from rising rates could have an adverse effect on stockholders’ equity.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this 2025 Form 10–K.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

The significant federal and state banking regulations that affect us are described in this report under “Business - Regulation” in Item 1 of this 2025 Form 10-K. These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or changes in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to the allowance for credit losses on loans, securities and unfunded commitments; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; income taxes, including tax provisions and realization of deferred tax assets; and the fair value of assets and liabilities. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2025 Form 10-K.

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

One such significant change in 2023 was the implementation of the current expected credit loss ("CECL") model, which we adopted on January 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

We also rely on third-party providers for data processing and operational support. If a third-party vendor experiences disruptions, cyber-attacks, or fails to meet service standards, it could impair our ability to process transactions, deliver services, or conduct business. Transitioning to alternative vendors could involve significant delays and costs.

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

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. Many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2025, $129.8 million of our deposits were public funds.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.

Security Federal is a separate legal entity from the Bank and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to Security Federal, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to Security Federal, Security Federal may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, and future prospects. At December 31, 2025, the Company had $75.3 million in unrestricted cash to support dividend and debt payments.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and a constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial-services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See “Risks Related to Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this 2025 Form 10-K for additional information.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

Item 2.  Properties

As of December 31, 2025, we owned the buildings and land for 12 of our branch offices and our operations center, leased the land and owned improvements for one office, and leased five other offices, including our main office. We own two other properties: one lot originally purchased for a future branch site, which is listed for sale, and one building adjacent to our 1705 Whiskey Road office, which is leased. We also rent and sublease a building adjacent to our main office.  See "Note 5 - Premises and Equipment, Net and Leases" of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this 2025 Form 10-K.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders: The Company’s stock is traded on the OTCID Basic Market under the symbol “SFDL.” As of March 20, 2026, the Company had approximately 268 shareholders of record, not including shares held in street name. Any over-the-counter market quotations of the Company’s stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

On December 12, 2025, the Company filed a Form 15 with the SEC to terminate the registration of its securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, and to suspend its reporting obligations under Section 15(d) thereof. The Company’s obligation to file periodic reports was suspended upon the filing of the Form 15. The Company’s common stock continues to trade on the OTCID.

Dividends: Our Board of Directors has declared quarterly cash dividends on our common stock for 141 consecutive quarters. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Purchases of Equity Securities by Issuer and Affiliated Purchasers.  The following table summarizes common stock repurchases during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	-	$-	-	63,143
November 1, 2025 - November 30, 2025	10,143	31.40	10,143	53,000
December 1, 2025 - December 31, 2025	-	-	-	53,000
Total	10,143	$31.40	10,143

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

Item 6. [Reserved]

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, that appear in Part II, "Item 8. Financial Statements and Supplementary Data" and should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this 2025 Form 10-K.

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

The investment and other activities of the Company have had no significant impact on the results of operations for the periods presented in the Consolidated Financial Statements included herein.  Given that all material business operations are conducted through the Bank, the following discussion of financial results is primarily indicative of the activities of the Bank.

The principal business of the Bank is accepting deposits from the general public and originating consumer, commercial, and mortgage loans, including loans that enable borrowers to purchase or refinance one-to-four family residential properties. The Bank also originates construction loans for single-family residences, multi-family dwellings, commercial real estate, and residential subdivisions, as well as loans for commercial development projects. The Bank also provides trust services and it offers property and casualty insurance products through its subsidiary, SFINS.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

The significant accounting policies of the Company are described in Note 1 of the Notes to the Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data," in this 2025 Form 10-K.

The Company believes the allowance for credit losses is a critical accounting policy that requires the most significant judgments, estimates and assumptions used in preparation of the Consolidated Financial Statements.  The impact of an unexpectedly large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. The Company considers the allowance for credit losses to be a critical accounting policy, requiring significant judgments, estimates, and assumptions in preparing its Consolidated Financial Statements.  An unexpectedly large loss could deplete the allowance, necessitating increased provisions that may negatively impact earnings.  The CECL method is employed for credit loss provisioning, with all credit losses and recoveries charged and credited, respectively, to the related allowance.  Additions to the allowance are determined based on various factors, including collateral value, borrower guarantees, repayment ability, loan portfolio composition, and economic conditions. Monthly evaluations are conducted, adjusting the allowance in response to changes. While management uses the best available information, future adjustments may be necessary if economic conditions differ significantly from assumptions.  Further details on the estimation process and methodology are discussed in the “Financial Condition” and “Comparison of the Years Ended December 31, 2025 and 2024 - Provision for Credit Losses” sections of this 2025 Form 10-K.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Assets

Total assets increased $6.3 million or 0.4% to $1.62 billion at December 31, 2025 from $1.61 billion at December 31, 2024.  This increase was primarily due to increases in investment securities and bank owned life insurance ("BOLI"), partially offset by decreases in cash and cash equivalents, net loans receivable and other assets.

Cash and cash equivalents decreased $102.9 million or 57.7% to $75.3 million at December 31, 2025 compared to $178.3 million at December 31, 2024, due to increased investment securities and the payoff of FRB borrowings and junior subordinated debentures during the year ended December 31, 2025.

Total investment securities increased $115.5 million or 17.5% to $776.3 million at December 31, 2025 from $660.8 million at December 31, 2024 as purchases of investments exceeded maturities, sales and principal paydowns during the year. The Company purchased $228.3 million of investment securities during the year ended December 31, 2025 compared to $71.9 million during 2024.

Loans receivable, net, including loans held for sale, decreased $10.9 million or 1.6% to $676.2 million at December 31, 2025 from $687.1 million at December 31, 2024. The decrease was due to a decline in construction loan balances, which was partially offset by growth in all remaining loan categories in 2025.

Construction loans decreased $43.4 million or 39.4% to $66.6 million at December 31, 2025 from $109.9 million at December 31, 2024. The decrease in construction loans was partially offset by growth in all other loan categories. The most significant growth occurred in our residential and commercial real estate loan portfolios. Residential mortgage loans held for investment increased $16.3 million or 8.0% to $219.9 million at December 31, 2025 from $203.7 million at December 31, 2024. Commercial real estate loans increased $6.8 million or 2.4% to $295.3 million at December 31, 2025, from $288.5 million at December 31, 2024.  Additionally, commercial and agricultural loans increased by $1.0 million, HELOCs by $5.2 million, and other consumer loans by $21,000.

Loans held for sale, comprised of fixed rate residential loans, totaled  $3.1  million at December 31, 2025 compared to  $599,000  at December 31, 2024 . Typically, long-term fixed-rate residential real estate loans, when newly originated, are not retained in the portfolio but are promptly sold, unlike ARM loans, which are generally held in the portfolio. The Bank sells its fixed-rate residential loans on a service-released basis. The total value of fixed-rate residential loans sold to institutional investors on a service-released basis was $39.8 million during the year ended December 31, 2025 , compared to $30.2 million during the year ended December 31, 2024 .

Other assets decreased $3.9 million or 23.2% to $12.9 million at December 31, 2025 from $16.8 million at December 31, 2024. The decrease was primarily the result of a $3.5 million decrease in the net deferred asset associated with the change in market value of our AFS investment securities.

Financial Condition - Non-Performing Assets

The Bank’s non-performing assets, consisting of nonaccrual loans and OREO, decreased $1.8 million or 23.5% to $5.8 million at December 31, 2025, from $7.6 million at December 31, 2024.  At December 31, 2025 and 2024, the Bank did not have any loans that were 90 days or more past due and still accruing interest. Non-performing assets represented 0.36% and 0.47% of total assets at December 31, 2025 and 2024, respectively. The ratio of the allowance for credit losses to total loans was 1.97% and 1.98% at December 31, 2025 and 2024, respectively.

The following table presents information regarding the Bank’s non-performing loans at the dates indicated.

	As of December 31, 2025		At December 31, 2024
(Dollars in thousands)	Amount	# of loans	Amount	# of loans	$ Change	% Change
Non-Accrual Loans:
Construction Real Estate	$461	3	$1,438	4	$(977)	(67.9)%
Residential Real Estate	1,576	19	1,707	19	(131)	(7.7)
Commercial Real Estate	3,259	6	3,658	7	(399)	(10.9)
Commercial and Agricultural	193	7	331	5	(138)	(41.7)
HELOC	162	4	424	7	(262)	(61.8)
Other Consumer	146	13	78	12	68	87.2
Total Non-Accrual Loans	5,797	52	7,636	54	(1,839)	(24.1)%
Other Non-Performing Assets:
OREO	45		—		45	100.0
Total Non-Performing Assets	$5,842		$7,636		$(1,794)	(23.5)%

Total Gross Loans Receivable, Net of Deferred Loan Fees	$686,585		$700,444
Non-Accrual Loans to Total Loans	0.84%		1.09%
Non-Performing Assets to Total Assets	0.36%		0.47%
Allowance for Credit Losses on Loans to Non-Accrual Loans	233.38%		181.95%
Allowance for Credit Losses on Loans to Total Loans	1.97%		1.98%

The decrease in non-performing assets at December 31, 2025, was primarily driven by lower levels of non-performing loans in all categories except other consumer loans when compared to the year ended December 31, 2024. The largest decrease occurred in non-performing construction loans, which decreased $977,000 or 67.9% to $461,000 at December 31, 2025, from $1.4 million at December 31, 2024.  At December 31, 2025, non-performing construction loans consisted of three loans to three borrowers, with an average loan balance of $154,000, compared to four loans to four borrowers with an average loan balance of $252,000 at December 31, 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-performing residential real estate loans decreased $131,000 or 7.7% to $1.6 million at December 31, 2025, up from $1.7 million at December 31, 2024. Non-performing residential real estate loans at December 31, 2025, consisted of 19 loans to 19 borrowers with an average loan balance of $83,000, compared to 19 loans to 19 borrowers with an average loan balance of $113,000, at December 31, 2024.

Non-performing commercial real estate loans declined $399,000 or 10.9% to $3.3 million at December 31, 2025, from $3.7 million at December 31, 2024. At December 31, 2025, non-performing commercial real estate loans consisted of six loans to six borrowers, with an average loan balance of $543,000, compared to seven loans to seven borrowers, with an average loan balance of $523,000 at December 31, 2024.

Non-performing commercial and agricultural loans decreased $138,000 or 41.7% to $193,000 at December 31, 2025, compared to $331,000 at December 31, 2024. At December 31, 2025, non-performing commercial and agricultural loans consisted of seven loans to seven borrowers, with an average loan balance of $24,000, compared to five loans to five borrowers, with an average loan balance of $66,000 at December 31, 2024.

Non-performing HELOCs decreased $262,000 or 61.8% to $162,000 at December 31, 2025, compared to $424,000 at December 31, 2024. At December 31, 2025, non-performing HELOCs consisted of four loans to four borrowers, with an average loan balance of $40,000, compared to seven loans to seven borrowers, with an average loan balance of $61,000 at December 31, 2024.

Offsetting these decreases was a $68,000 or 87.2% increase in non-performing other consumer loans and a $45,000 increase in OREO at December 31, 2025.

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the underlying collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The Bank conducts a monthly review of its loan portfolio and allowance for credit losses. In determining the appropriate allowance during the years ended December 31, 2025 and 2024, management considered various factors, including national and state unemployment rates, benefit claim levels, government financial assistance, inflation, consumer spending trends, and the Bank's largest commercial loan relationships.

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

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. Management continually monitors its loan portfolio for the impact of local economic changes.

Financial Condition - Liabilities and Shareholders' Equity

The majority of the Bank’s deposits are originated within the Bank’s immediate market area. Total deposits increased $47.7 million or 3.6% to $1.37 billion at December 31, 2025, up from $1.32 billion at December 31, 2024. The increase primarily was the result of a $46.6 million or 10.4% increase in money market account balances and, to a lesser extent, a $6.5 million or 1.3% increase in checking account balances. We believe the majority of the increases in deposits were due to competitive promotional rates for money market accounts.

We had brokered time deposits of $5.1 million and $25.8 million at December 31, 2025 and 2024, respectively. We use brokered time deposits as part of our interest rate risk management strategy, as they provide access to large deposit amounts at competitive rates that are typically slightly higher than those available in our market areas. A portion of these brokered time deposits includes a call option, allowing the Bank to redeem them early should interest rates shift. Additionally, the Bank maintained $6.3 million and $5.4 million in non-certificate brokered deposits at December 31, 2025 and 2024, respectively. Brokered deposits were 0.8% and 2.5% of total deposits at December 31, 2025 and 2024, respectively.

Total uninsured deposits (those that met or exceeded the FDIC insurance limit of $250,000) totaled $334.4 million and $365.8 million at December 31, 2025 and 2024, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. The Bank had no deposit relationships greater than 5.0% of outstanding deposits at either December 31, 2025 or 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Certificates of deposits exceeding the FDIC insurance limit totaled $81.1 million and $96.0 million at December 31, 2025 and 2024, respectively. The following table summarizes the maturity schedule of certificates of deposit with a balance of $250,000 or more at December 31, 2025:

(In Thousands)
Within 3 Months	$22,176
After 3 Months, Within 6 Months	30,251
After 6 Months, Within 12 Months	23,401
After 12 Months	5,267
$81,095

Certificates of deposit scheduled to mature in one year or less totaled $253.1 million at December 31, 2025 compared to $198.3 million at December 31, 2024.  Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

We had no outstanding FHLB advances at December 31, 2025 and 2024. We also had no outstanding borrowings from the FRB at December 31, 2025, compared to $50.0 million in outstanding borrowings under the FRB's BTFP with a weighted average borrowing rate of 4.76% at December 31, 2024. The Company originally elected to participate in the BTFP during 2023 to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under that program had a one-year term and were priced at the one year overnight index swap (“OIS”) rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the BTFP’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.  At December 31, 2025, we had pledged investment securities with an amortized cost of $312.9 million and a fair value of $293.9 million as collateral for FRB borrowings compared to an amortized cost and fair value of $370.2 million and a fair value of $341.0 million, respectively, at December 31, 2024, respectively.

Other borrowings decreased $2.5 million or 9.2% to $25.3 million at December 31, 2025 from $27.8 million at December 31, 2024.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days, and the interest rate paid on these borrowings floats monthly with money-market type rates. The interest rate paid on the repurchase agreements was 1.49% at both December 31, 2025 and 2024, respectively. We had pledged, as collateral for these repurchase agreements, investment securities with amortized costs and fair values of $36.4 million and $34.4 million at December 31, 2025, and $42.1 million and $39.7 million at December 31, 2024, respectively.

During 2025, the Company redeemed its junior subordinated debentures leaving no remaining balance at December 31, 2025 compared to $5.2 million in junior subordinated debentures outstanding at December 31, 2024.  In addition, the Company had $10.0 million in subordinated debentures (“Notes”) outstanding compared at both December 31, 2025 and 2024. During the year ended December 31, 2024, the Company repurchased $16.5 million in principal of the Notes. For additional information, refer to Notes 12 and 13 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2025 Form 10-K.

Total shareholders' equity increased $18.1 million or 9.9% to $200.5 million at December 31, 2025 from $182.4 million at December 31, 2024. The increase was primarily attributable to net income available to common shareholders of $13.7 million during 2025 and a $10.5 million decrease in accumulated other comprehensive loss, net of tax, related to the unrecognized gain in value of AFS securities during the year ended December 31, 2025.  These increases were partially offset by $2.2 million in dividends paid to common shareholders, $1.7 million in dividends paid to preferred shareholders and $2.3 million paid for share repurchases.  Book value per common share was $37.74 at December 31, 2025 compared to $31.21 at December 31, 2024.

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

	Years Ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets:
Loans: (1)	$1,479	$1,372	$2,851	$4,469	$4,005	$8,474
Taxable Investment Securities	1,999	(1,488)	511	(1,277)	2,006	729
Non-taxable Investment Securities (2)	(179)	109	(70)	(202)	(62)	(264)
Deposits in Other Banks	(1,079)	(871)	(1,950)	3,425	(81)	3,344
Total Interest-Earning Assets	$2,220	$(878)	$1,342	$6,415	$5,868	$12,283
Interest-Bearing Liabilities:
Deposits:
Certificate Accounts	$2,179	$(272)	$1,907	$1,987	$3,047	$5,034
Other Interest Bearing Deposits	1,025	(2,628)	(1,603)	953	3,160	4,113
Total Deposits	3,204	(2,900)	304	2,940	6,207	9,147
Borrowings	(2,985)	(1,357)	(4,342)	209	395	604
Total Interest-Bearing Liabilities	219	(4,257)	(4,038)	3,149	6,602	9,751
Net change in net interest income (tax equivalent) (2)	$2,001	$3,379	$5,380	$3,266	$(734)	$2,532

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)

THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS. THE TAX EQUIVALENT YIELD ADJUSTMENT TO INTEREST EARNED ON MUNICIPAL BONDS WAS $101,000 AND $105,000 FOR THE YEARS ENDED DECEMBER 31, 2025 AND  2024, RESPECTIVELY.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table compares detailed average balances, average yields on interest-earning assets, and average costs of interest-bearing liabilities at December 31, 2025 and 2024. The average balances were derived from the daily balances throughout the periods indicated. The average yields or costs were calculated by dividing the income or expense by the average balance of the corresponding assets or liabilities. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.

	For the Year Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-Earning Assets:
Loans (1)	$696,600	$44,152	6.34%	$673,566	$41,301	6.13%
Taxable Investment Securities	708,744	29,989	4.23	662,859	29,478	4.45
Non-taxable Investments (2)	10,457	457	4.37	14,728	527	3.58
Deposits in Other Banks	96,364	4,155	4.31	119,561	6,105	5.11
Total Interest-Earning Assets	$1,512,165	$78,753	5.21	$1,470,714	$77,411	5.26
Interest-Bearing Liabilities:
Checking, Savings and Money Market Accounts	$776,682	$17,221	2.22	$734,424	$18,824	2.56
Certificate Accounts	320,863	12,932	4.03	267,140	11,025	4.13
Total Interest-Bearing Deposits	1,097,545	30,153	2.75	1,001,564	29,849	2.98
Junior Subordinated Debt	4,915	310	6.30	5,155	376	7.29
Subordinated Debt	10,000	525	5.25	24,713	1,297	5.25
FRB and Other Borrowings (3)	26,831	453	1.69	96,941	3,957	4.08
Total Borrowed Funds	41,746	1,288	3.09	126,809	5,630	4.44
Total Interest-Bearing Liabilities	$1,139,291	$31,441	2.76%	$1,128,373	$35,479	3.14%
Net Interest Rate Spread			2.45%			2.12%
Tax Equivalent Net Interest Income/Margin (2)		$47,312	3.13%		$41,932	2.85%
Less: tax equivalent adjustment (2)		101			105
Net Interest Income		$47,211			$41,827

(1)	INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.
(2)

TAX EQUIVALENT BASIS RECOGNIZES THE INCOME TAX SAVINGS WHEN COMPARING TAXABLE AND TAX-EXEMPT ASSETS AND WAS CALCULATED USING THE EFFECTIVE TAX RATE IN PLACE FOR THE YEARS ENDED December 31, 2025 and 2024. THE TAX-EQUIVALENT INTEREST INCOME ADJUSTMENT RELATES TO THE TAX EXEMPT MUNICIPAL BONDS INCLUDED IN OUR INVESTMENT PORTFOLIO DURING THE PERIODS INDICATED.

(3)	INCLUDES BORROWINGS FROM THE FRB (2024 ONLY) AND REPURCHASE AGREEMENTS.

Comparison of the Years Ended December 31, 2025 and 2024

Net Income Available to Common Shareholders

Net income available to common shareholders increased $3.1 million or 35.3% to $12.0 million or $3.80 per basic common share for the year ended December 31, 2025, compared to $8.9 million or $2.77 per basic common share for the year ended December 31, 2024.  The increase in net income was primarily due to increases in net interest income and non-interest income and a reduction to the provision for credit losses, which were partially offset by an increase in non-interest expense.

Net Interest Income

Net interest income increased $5.3 million or 12.8% to $47.2 million for the year ended December 31, 2025, compared to $41.8 million in 2024. The increase was due to higher interest income from loans and taxable investment securities combined with a decrease in interest expense on long term debt and non certificate deposit accounts. These were partially offset by lower interest income from deposits in other banks and an increase in interest expense on certificate of deposit accounts. The net interest margin on a tax-equivalent basis increased 28 basis points to 3.13% for the year ended December 31, 2025 from 2.85% for the year ended December 31, 2024.

Total average interest-earning assets increased $41.5 million or 2.8% to $1.51 billion for the year ended December 31, 2025 from $1.47 billion for the year ended December 31, 2024, despite a five basis point decrease in the average yield earned on these assets. Similarly, average interest-bearing liabilities increased $10.9 million or 1.0% to $1.14 billion for the year ended December 31, 2025 from $1.13 billion for the year ended December 31, 2024, while the average cost of these liabilities decreased 38 basis points to 2.76%. The interest rate spread on a tax-equivalent basis increased 33 basis points to 2.45% for the year ended December 31, 2025 from 2.12% in 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Total interest income increased $1.3 million or 1.7% to $78.6 million for the year ended December 31, 2025, compared to $77.3 million for the year ended December 31, 2024, as a result of increased interest income on loans and taxable investments. Interest income on loans increased $2.8 million or 6.8% to $44.1 million for the year ended December 31, 2025 compared to $41.3 million for the year ended December 31, 2024. The increase was due to a $23.0 million increase in the average balance of loans outstanding combined with a 20 basis point increase in the average loan yield during the year ended December 31, 2025.

Interest income on taxable investment securities increased $511,000, or 1.7%, due to a $45.9 million increase in the aggregate average balance of these interest-earning assets, partially offset by a 22 basis point decrease in the average yield earned during 2025 compared to 2024. Conversely, tax equivalent interest income on non-taxable investment securities decreased $70,000 or 13.3%, due to a $4.3 million decrease in the aggregate average balance of these assets, which was partially offset by a decrease of 79 basis points in the average yield earned on these assets during 2025 compared to 2024.

Interest income on deposits with other banks decreased $2.0 million or 31.9% to $4.2 million for the year ended December 31, 2025, compared to $6.1 million for prior year.  This decrease was due to a $23.2 million decrease in the average balance of deposits with other banks.  The average yield earned on these deposits was 4.31% for the year ended December 31, 2025, compared to 5.11% in 2024.

Total interest expense decreased $4.0 million or 11.4% to $31.4 million for the year ended December 31, 2025, compared to $35.5 million for the year ended December 31, 2024, due to a 38 basis point decrease in the average cost of interest-bearing liabilities, which was partially offset by a $10.9 million increase in their average balance. Interest expense on deposits increased $304,000 or 1.0% to $30.2 million for the year ended December 31, 2025. The average balance of interest-bearing deposits increased $96.0 million or 9.6% to $1.1 billion during the year ended December 31, 2025, compared to $1.0 billion during 2024 while the average cost of these deposits decreased 23 basis points to 2.75% in 2025 from 2.98% in 2024.

Interest expense on all borrowed funds decreased $4.3 million or 77.1% to $1.3 million during 2025, compared to $5.6 million during the prior year. The decrease was attributable to both a $85.1 million or 67.1% decrease in the average balance of all borrowings and a 135 basis point decrease in the average cost of borrowings, which fell to 3.09% in 2025 from 4.44% during 2024. Most of the decrease in interest expense was for FRB and other borrowings, which decreased $3.5 million to $453,000 for 2025 due to both a $70.1 million decrease in the average balance and a 239 basis point decrease in the average cost of these liabilities in 2025.

Provision for Credit Losses

We recorded a $235,000 reversal of credit losses for the year ended December 31, 2025.  This consisted of a $194,000 reversal of credit losses on loans and a $41,000 reversal of credit losses on unfunded commitments, compared to a $1.4 million provision for credit losses for the year ended December 31, 2024, which consisted of a $1.5 million provision for credit losses on loans and a $110,000 reversal of credit losses on unfunded commitments. The decrease in the provision was due to a reduction in loan balances and a decrease in substandard loans.  Non-performing assets represented 0.36% and 0.47% of total assets at December 31, 2025 and 2024, respectively. Net charge-offs totaled $171,000 for the year ended December 31, 2025, compared to $155,000 in 2024. Non-performing assets, consisting of nonaccrual loans and OREO, decreased $1.8 million, or 23.5%, to $5.8 million at December 31, 2025 from $7.6 million at December 31, 2024.

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

Management believes the allowance for credit losses at December 31, 2025 is adequate based on its best estimates of the expected losses in the loan portfolio; however, these estimates are subject to uncertainty. Since the allowance for credit losses is an estimation, there is no guarantee that actual credit losses will not exceed the allowance or that further increases in the allowance will not be necessary in the future. A significant deterioration in national and local economic conditions, triggered by factors like inflation, recession, unemployment or money supply fluctuations, could lead to a substantial increase in the allowance for credit losses, potentially adversely impacting the Company’s financial condition and results of operations.  In addition, bank regulatory agencies may require us to make additional provisions to the allowance for credit losses during examinations, based on their own judgments and estimates.

Non-Interest Income

Non-interest income increased $1.3 million or 12.5% to $11.5 million for the year ended December 31, 2025 from $10.2 million for the year ended December 31, 2024, with increases occurring in all categories except gain on sale of investment securities, net and trust income.  Increases in gain on sales of loans, grant income, and other non-interest income, which includes rental income, were the primary drivers of the increase in non-interest income.

Gain on sales of loans increased $115,000 or 14.8% to $894,000 for the year ended December 31, 2025, compared to the prior year, as the dollar volume of loans sold to investors increased. The Bank sold $39.8 million of loans in 2025 compared to $31.3 million during 2024.

We received $1.1 million and $500,000 in grant income during the years ended December 31, 2025 and 2024, respectively. All grant income received in 2025 was from a Community Development Financial Institution (“CDFI”) Financial Assistance ("FA") Award, while the grant income received in 2024 included a $220,000 CDFI FA Award and $280,000 through the CDFI Fund Bank Enterprise Award ("BEA") program.  These grants were allocated to support the Bank's ongoing initiatives in community development financing and service activities within the most economically distressed communities.

Other non-interest income increased $658,000 or 87.2% to $1.4 million for the year ended December 31, 2025 compared to $407,000 in 2024 primarily due to increased rental income. During the first quarter of 2025, we purchased a multi-tenant property resulting in a $548,000 increase in rental income in 2025 when compared to the prior year. The property is intended to be the future site of a full-service branch for the Bank.

These increases were offset by a $371,000 decrease in trust income to $1.9 million for the year ended December 31, 2025 compared to $2.3 million in 2024 primarily due to non-recurring estate settlement fees received in 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense

Non-interest expense increased $3.5 million or 9.1% to $41.6 million during the year ended December 31, 2025 compared to $38.1 million in 2024.  This increase was primarily a result of increases in compensation and employee benefits, occupancy expense, debit card expenses and data processing expenses in 2025.

Compensation and employee benefits increased $2.2 million or 10.1% to $24.0 million during the year ended December 31, 2025 from $21.8 million in 2024.  This increase was primarily due to an increase in employee salaries and annual cost-of-living adjustments.

Occupancy expenses increased $397,000 or 12.0% to $3.7 million in 2025 from $3.3 million in 2024, primarily due to increased utilities, taxes and building maintenance costs in 2025.

Debit card expenses increased $378,000 or 24.2% to $1.9 million during the year ended December 31, 2025 from $1.6 million in 2024, primarily due higher transaction volumes and rising transaction costs.

Data processing expenses increased $230,000 or 16.3% to $1.6 million during the year ended December 31, 2025 as a result of increases in the cost of services provided by third-party vendors and higher transaction volume when compared to the prior year.

Provision for Income Taxes

The provision for income taxes increased $901,000 or 32.7% to $3.7 million during the year ended December 31, 2025 compared to $2.8 million for the year ended December 31, 2024 due to an increase in pre-tax income. The Company's combined federal and state effective income tax rate was 21.1% for 2025 compared to 21.9% for 2024.

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions.

	December 31,
(Dollars in thousands)	2025	2024
Bank’s Shareholders’ Equity (1)	$164,921	$159,948
Reduction for Goodwill	1,200	1,200
Tangible Capital	163,721	158,748
Core Capital	163,721	158,748
Supplemental Capital	10,646	10,657
Total Risk-Based Capital	$174,367	$169,405

(1)	EXCLUDES UNREALIZED LOSSES ON INVESTMENT SECURITIES OF $20.6 MILLION AND $31.1 MILLION December 31, 2025 and 2024, RESPECTIVELY.

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on capital levels at December 31, 2025, the Bank was considered to be well capitalized. At December 31, 2025, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (CET1) capital ratios of 10.2%, 19.3%, 20.6%, and 19.3%, respectively.  CET1 consists of Tier 1 capital less all capital components that are not considered common equity.

In addition to the FDIC’s minimum capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2025, the Bank’s capital conservation buffer was 12.6%.

For additional information regarding the Bank's and Company's regulatory capital compliance, see the discussion included in Note 15 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" in this 2025 Form 10-K.

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

Our principal use of funds is the origination of mortgages and other loans, and the purchase of investment securities. The Bank’s liquidity is impacted by the volume of loans sold and principal payments received.  During the years ended December 31, 2025 and 2024, the Bank sold $39.8 million and $31.3 million in loans, respectively.  During the same periods, the change in loans outstanding, accounting for originations and principal repayments (excluding loans held for sale), was a net decrease $13.6 million and a net increase of $66.5 million, respectively.  Further, purchases of investment securities totaled $228.3 million during 2025 compared to $71.9 million during 2024. Other uses of funds in 2025 included repayment of FRB borrowings and junior subordinated debentures, property and equipment purchases and improvements, repurchases of common stock and $3.9 million in dividend payments to common and preferred shareholders.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Commitments to extend credit are subject to the Bank’s normal credit policies. At December 31, 2025, unused lines of credit on HELOCs, credit cards, and commercial loans totaled $136.4 million. The Bank also had undisbursed loans-in-process of $6.2 million, included in total unused commitments. These commitments are expected to be funded through loan amortizations, deposit inflows, principal payments on investments, and short-term borrowing capacity. See Note 18 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2025 Form 10-K for additional information regarding our commitments and off-balance sheet arrangements.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during 2026 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor. For the year ending December 31, 2026, we project that fixed commitments will include $459,000 of operating lease payments. See Note 5 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this 2025 Form 10-K for additional information regarding our operating leases.

The Bank’s liquidity has been positively impacted by increases in deposit levels in recent years. During the year ended December 31, 2025, deposits increased by $47.7 million, bringing total deposits to $1.4 billion at year end.  At December 31, 2025, the Bank had $75.3 million in cash and cash equivalents, compared to $178.3 million at December 31, 2024.  In addition, the Bank held certificates of deposit at other banks and AFS investment securities,  which together with cash and cash equivalents amounted to $740.1 million at December 31, 2025, up from $705.2 million at December 31, 2024. Total certificates of deposit scheduled to mature within one year totaled $279.1 million at December 31, 2025. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

Primary sources of short-term liquidity for the Bank include borrowings from the FRB, the FHLB of Atlanta, and a $50.0 million line of credit with the Pacific Coast Bankers Bank.  We had no outstanding FRB borrowings at December 31, 2025, compared to $50.0 million in outstanding borrowings under the FRB's BTFP with a weighted average borrowing rate of 4.76% at December 31, 2024. At December 31, 2025, we had pledged investment securities with an amortized cost of $312.9 million and a fair value of $293.9 million as collateral for these borrowings.

We had no outstanding FHLB advances at December 31, 2025 and 2024. The Bank maintains an approved line of credit with the FHLB of Atlanta, allowing for borrowing of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. As of December 31, 2025, the Bank has the ability to borrow $463.9 million based on the collateral value of pledged investment securities and loans. Management believes that future liquidity can be met through the Bank's deposits, which totaled $1.4 billion at December 31, 2025, as well as through sales and maturities of investment securities, and loans sold to investors. During the years ended December 31, 2025 and 2024, proceeds from sales, payments and maturities of investment securities totaled $123.7 million and $113.5 million, and loans sold to investors totaled $39.8 million and $31.3 million, respectively.

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

Security Federal Corporation is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Security Federal Corporation include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2025, Security Federal Corporation (on an unconsolidated basis) had liquid assets of $45.0 million. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate in 2026 is $0.16 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders.  Assuming continued payment during 2026 at this rate of $0.16 per share, our average total common stock dividends paid each quarter would be approximately $498,000 based on the number of our current outstanding shares at December 31, 2025.

In June 2023, the Company announced that its Board of Directors approved a share repurchase program for the purchase of up to three percent, or approximately 97,612 shares, of the Company’s outstanding common stock as of that date. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. On August 19, 2024, the Company's Board of Directors announced an additional 100,000 shares available to be purchased under the program. During the year ended December 31, 2025, the Company repurchased 74,066 shares of its common stock at an aggregate cost of $2.3 million, leaving 53,000 shares available for further repurchase under the existing stock repurchase program at December 31, 2025. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information, see Part II, Item 5 -  “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”

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

While these models are dependent on the accuracy of the underlying assumptions, we believe that they provide a more meaningful illustration of the Bank's sensitivity to interest rate risk than a traditional static gap analysis. Significant deviations from these assumptions, such as faster-than-expected prepayments or deposit withdrawals, could materially affect actual results. These tools provide our ALCO with the capability to estimate and manage the amount of earnings at risk in future periods and in selected interest rate risk environments.

NII Simulation- The Bank’s primary focus is on NII simulation. which measures potential earnings exposure over the next 12 months under multiple instantaneous interest rate shock scenarios. Policy limits establish the maximum acceptable negative impact on net interest income for each rate change, and the ALCO monitors compliance with these limits, reporting to the Board of Directors quarterly.

The following table indicates the NII simulation scenario modeled and the applicable policy parameters.

Change in Market Rates	Maximum Allowable Change in NII Over	Hypothetical Change in NII Over
(in Basis Points)	12 Months	12 Months
400	(20.0)%	1.8%
300	(15.0)%	2.4%
200	(10.0)%	2.3%
100	(7.5)%	1.4%
—	—%	—%
(100)	(7.5)%	(3.3)%
(200)	(10.0)%	(7.0)%
(300)	(15.0)%	(10.3)%
(400)	(20.0)%	(11.6)%

The Bank performs a liquidity analysis, a component of managing liquidity risk and monitoring the Bank's asset liability strategy. This analysis compares outstanding sources of liquidity to applicable policy parameters. The Bank was in compliance with policy parameters as of December 31, 2025 and 2024. In addition, the Bank performs a contingency funding plan analysis which incorporates various simulations in order to evaluate Bank's funding resources under stressed conditions. Both the liquidity and contingency funding plan analysis are performed by the ALCO and presented to the Board of Directors quarterly.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

EVE simulation- The EVE analysis serves as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. This measure assumes a static balance sheet and does not incorporate any growth assumptions, but does assume loan prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the 12 month time horizon contained in the NII simulation analysis.

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

The following table indicates the EVE simulation scenarios modeled and the applicable policy parameters.

Change in Market Rates (In Basis Points)	Maximum Change in EVE	Hypothetical change in EVE
400	(40.0)%	7.6%
300	(30.0)%	7.1%
200	(20.0)%	5.9%
100	(10.0)%	3.6%
—	—%	—%
(100)	(10.0)%	(5.2)%
(200)	(20.0)%	(12.6)%
(300)	(30.0)%	(22.5)%
(400)	(40.0)%	(33.6)%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Security Federal Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company reported a gross loan portfolio of $686.6 million and related allowance for credit losses (“ACL”) of $13.5 million as of December 31, 2025. In order to measure expected credit losses on a collective basis, the Company has elected to utilize a weighted-average remaining life (“WARM”) methodology for all segments. Loans not sharing similar risk characteristics are evaluated on an individual basis. The WARM method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on Company historical data. In addition, a 6-month forecast is applied to each segment, based on external sources, with immediate reversion to historical loss rates at the end of the forecast period. Additionally, a qualitative scorecard is used by management to assess the need for adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation process. The qualitative scorecard evaluates certain risks such as portfolio risk, economic trends, lending policies, credit administration risk, and industry conditions.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal consideration for our determination of the ACL as a critical audit matter related to the high degree of complexity and judgment in the determination of significant model assumptions, specifically, the qualitative factor adjustments to quantitative loss rates. Auditing these complex judgments and assumptions made by the Company involves challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

• We obtained an understanding of the Company’s process for establishing the ACL, including the basis for development and related adjustments of the qualitative factor components of the ACL.

• We evaluated the relevance and reasonableness of key assumptions by assessing portfolio segmentation, credit quality indicators, current credit conditions, and the incorporation of reasonable and supportable economic forecasts.

• We tested the completeness and accuracy of significant inputs to the model including the underlying data used to develop the qualitative factors.

• We validated the mathematical accuracy of the calculation.

• We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

We have served as the Company's auditor since 1998.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 20, 2026

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2025	2024
Assets:
Cash and Cash Equivalents	$75,335	$178,277
Certificates of Deposit with Other Banks	1,250	1,250
Investments:
Available For Sale ("AFS")	663,467	525,623
Held To Maturity ("HTM") (Fair Value of $111,009 and $130,902 at December 31, 2025 and December 31, 2024, Respectively)	112,818	135,200
Total Investments	776,285	660,823
Loans Receivable, Net:
Held For Sale	3,126	599
Held For Investment (Net of Allowance of $13,529 and $13,894 at December 31, 2025 and December 31, 2024, Respectively)	673,056	686,550
Total Loans Receivable, Net	676,182	687,149
Accrued Interest Receivable	4,914	5,374
Operating Lease Right-of-Use Assets	1,023	927
Land Held for Sale	702	938
Premises and Equipment, Net	32,742	29,321
Federal Home Loan Bank ("FHLB") Stock, at Cost	1,083	1,089
Other Real Estate Owned ("OREO")	45	—
Bank Owned Life Insurance ("BOLI")	34,454	28,660
Goodwill	1,200	1,200
Other Assets	12,869	16,765
Total Assets	$1,618,084	$1,611,773
Liabilities:
Deposit Accounts	$1,371,777	$1,324,033
Borrowings from Federal Reserve Bank ("FRB")	—	50,000
Other Borrowings	25,262	27,809
Junior Subordinated Debentures	—	5,155
Subordinated Debentures	10,000	10,000
Operating Lease Liabilities	1,047	959
Other Liabilities	9,543	11,428
Total Liabilities	1,417,629	1,429,384
Commitments (Note 18)
Shareholders' Equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, $1,000 Par Value; (82,949 Shares Authorized, Issued and Outstanding at December 31, 2025 and 2024)	$82,949	$82,949
Common Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 3,459,388 Shares Issued and 3,113,843 Shares Outstanding at December 31, 2025 and 3,458,050 Shares Issued and 3,186,571 Shares Outstanding at December 31, 2024	35	35
Additional Paid-In Capital ("APIC")	18,378	18,336
Treasury Stock, at Cost (345,545 and 271,479 Shares Outstanding at December 31, 2025 and 2024, Respectively)	(8,241)	(5,964)
Accumulated Other Comprehensive Loss ("AOCL")	(20,608)	(31,105)
Retained Earnings	127,942	118,138
Total Shareholders' Equity	200,455	182,389
Total Liabilities and Shareholders' Equity	$1,618,084	$1,611,773

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Interest Income:
Loans	$44,152	$41,301
Taxable Investment Securities	29,989	29,478
Tax-exempt Investment Securities	356	422
Other	4,155	6,105
Total Interest Income	78,652	77,306
Interest Expense:
Deposits	30,153	29,849
FRB and Other Borrowings	453	3,957
Subordinated Debentures	525	1,297
Junior Subordinated Debentures	310	376
Total Interest Expense	31,441	35,479
Net Interest Income	47,211	41,827
(Reversal of) Provision for Credit Losses	(235)	1,370
Net Interest Income after (Reversal of) Provision for Credit Losses	47,446	40,457
Non-Interest Income:
Gain on Sale of Investment Securities, Net	22	37
Gain on Sale of Loans	894	779
Gain on Sale of Land Held for Sale	62	—
Service Fees on Deposit Accounts	1,257	1,243
Commissions From Insurance Agency	881	791
Trust Income	1,894	2,265
BOLI Income	794	706
ATM and Check Card Fee Income	3,254	3,170
Grant Income	1,120	500
Other	1,310	756
Total Non-Interest Income	11,488	10,247
Non-Interest Expense:
Compensation and Employee Benefits	23,994	21,799
Occupancy	3,693	3,296
Advertising	914	1,001
Depreciation and Maintenance of Equipment	1,615	1,685
FDIC Insurance Premiums	718	705
Consulting	820	658
Debit Card Expenses	1,937	1,559
Data Processing	1,640	1,410
Cloud Services	963	932
Other	5,309	5,095
Total Non-Interest Expense	41,603	38,140
Income Before Income Taxes	17,331	12,564
Provision For Income Taxes	3,658	2,757
Net Income	13,673	9,807
Preferred Stock Dividends	1,659	926
Net Income Available to Common Shareholders	$12,014	$8,881
Net Income Per Common Share (Basic)	$3.80	$2.77
Cash Dividend Per Share On Common Stock	$0.71	$0.56
Weighted Average Shares Outstanding (Basic)	3,159,030	3,208,405

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Net Income	$13,673	$9,807
Other Comprehensive Income:
Unrealized Holding Gains on AFS Investments, Net of Tax of $3.5 million and $1.3 million at December 31, 2025 and 2024, Respectively	10,508	3,968
Reclassification Adjustment for Gains Included in Net Income, Net of Tax of $6 thousand and $9 thousand at December 31, 2025 and 2024, Respectively	(16)	(28)
Amortization of Unrealized Gains on AFS Investments Transferred to HTM, Net of Tax of $1 thousand and $2 thousand at December 31, 2025 and 2024, Respectively	5	5
Other Comprehensive Income	10,497	3,945
Comprehensive Income	$24,170	$13,752

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	APIC	AOCI (Loss)	Retained Earnings	Total
December 31, 2023	82,949	$82,949	3,456,136	$35	227,359	$(4,913)	$18,287	$(35,050)	$111,054	$172,362
Net Income	—	—	—	—	—	—	—	—	9,807	9,807
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	3,945	—	3,945
Treasury Stock Purchase	—	—	—	—	44,120	(1,051)	—	—	—	(1,051)
Employee Stock Purchase Plan Issuance	—	—	1,914	—	—	—	49	—	—	49
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(1,797)	(1,797)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(926)	(926)
December 31, 2024	82,949	$82,949	3,458,050	$35	271,479	$(5,964)	$18,336	$(31,105)	$118,138	$182,389
Net Income	—	—	—	—	—	—	—	—	13,673	13,673
Other Comprehensive Income, Net of Tax	—	—	—	—	—	—	—	10,497	—	10,497
Treasury Stock Purchase	—	—	—	—	74,066	(2,277)	—	—	—	(2,277)
Employee Stock Purchase Plan Issuance	—	—	1,338	—	—	—	42	—	—	42
Cash Dividends on Common Stock	—	—	—	—	—	—	—	—	(2,210)	(2,210)
Cash Dividends on Preferred Stock	—	—	—	—	—	—	—	—	(1,659)	(1,659)
December 31, 2025	82,949	$82,949	3,459,388	$35	345,545	$(8,241)	$18,378	$(20,608)	$127,942	$200,455

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,673	$9,807
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation Expense	2,162	2,070
Discount Accretion and Premium Amortization, Net	3,143	3,551
(Reversal of) Provisions for Credit Losses on Loans and Unfunded Commitments	(235)	1,370
Earnings on BOLI	(794)	(706)
Origination of Loans Held For Sale	(41,398)	(30,197)
Proceeds From Sale of Loans Held For Sale	39,765	31,344
Gain on Sales of Loans	(894)	(779)
Gain on Sales of Investments	(22)	(37)
Loss on Disposal of Premises and Equipment	—	1
Gain on Sale of Land Held For Sale	(62)	—
Decrease in Accrued Interest Receivable	460	138
Amortization of Operating Lease Right-of-Use ("ROU") Assets	480	475
Change in Other Assets	436	11,171
Change in Lease Liabilities and Other Liabilities	(2,330)	220
Net Cash Provided By Operating Activities	14,384	28,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS Securities	(225,349)	(68,647)
Proceeds from Payments and Maturities of AFS Securities	74,164	68,769
Proceeds from Sale of AFS Securities	24,340	13,703
Purchase of HTM Securities	(2,985)	(3,249)
Proceeds from Payments and Maturities of HTM Securities	25,202	31,039
Redemption of Certificates of Deposits with Other Banks	—	1,100
Purchase of FHLB Stock	(1,181)	(167)
Redemption of FHLB Stock	1,187	—
Net Change in Loans Receivable	13,643	(66,468)
Proceeds from Sale of Land Held for Sale	298	—
Proceeds from Sale of Premises and Equipment	—	7
Purchase of BOLI policies	(5,000)	—
Purchase and Improvement of Premises and Equipment	(5,583)	(2,762)
Net Cash Used By Investing Activities	(101,264)	(26,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	47,744	129,036
(Decrease) Increase in Other Borrowings, Net	(2,547)	8,629
Redemption of Junior Subordinated Debentures	(5,155)	—
Repurchase of Subordinated Debentures	—	(16,500)
Proceeds from FRB Borrowings	4,000	80,000
Repayment of FRB Borrowings	(54,000)	(149,200)
Purchases of Treasury Stock	(2,277)	(1,051)
Proceeds from Employee Stock Purchase Plan	42	49
Dividends to Common Stock Shareholders	(2,210)	(1,797)
Dividends to Preferred Stock Shareholders	(1,659)	(926)
Net Cash (Used) Provided By Financing Activities	(16,062)	48,240
Net (Decrease) Increase in Cash and Cash Equivalents	(102,942)	49,993
Cash and Cash Equivalents at Beginning of Year	178,277	128,284
Cash and Cash Equivalents at End of Year	$75,335	$178,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$33,957	$35,328
Income Taxes	4,170	2,852
Non Cash Transactions:
ROU Asset Lease Renewal	576	—
Transfers of Loans to OREO	45	—
Other Comprehensive Income	10,497	3,945

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

Allowance for Credit Losses – Available for Sale Securities

Management evaluates all AFS investment securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (reversal of) credit losses. Losses are charged against the allowance for credit losses when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025, there was no allowance for credit losses related to the AFS portfolio.  Accrued interest receivable on AFS securities totaled $2.3 million and $2.5 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label collateralized mortgage obligation ("CMO") securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data.  See "Note 3 - Investments, Held to Maturity" for additional information regarding the major HTM security types. There was no allowance for credit losses on HTM securities at December 31, 2025.  Accrued interest receivable on HTM securities totaled $477,000 and $589,000 at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

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

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans totaled $2.1 million and $2.3 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.  The allowance for credit losses on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses on loans is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Loans Receivable Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with institutional investors are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present little market risk for the Company. The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.  The carrying amount of these loans approximates fair value. Gains on the sale of loans are recorded within non‑interest income in the consolidated income statements.  The gain recognized represents the difference between cash proceeds received over the carrying amount of loans sold.

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

Land Held for Sale

Land held for sale is reported at the lower of the carrying amount and fair value less costs to sell. No write-downs on land held for sale were recorded during 2025 or 2024.

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred.  External costs relating to direct mailing are expensed in the period in which the direct mailings are sent.  Advertising and public relations costs of $914,000 and $1.0 million were included in the Company’s results of operations for the years ended December 31, 2025 and 2024, respectively.

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

There were no stock options outstanding as of December 31, 2025 and 2024; and therefore, no dilutive options in the calculation of diluted EPS for those periods. The following tables show the Company’s net income per common share for the years indicated.

	Year Ended December 31,
	2025			2024
(Dollars in thousands, except EPS)	Net Income Available to Common Shareholders	Weighted Average Shares Outstanding	EPS	Net Income Available to Common Shareholders	Weighted Average Shares Outstanding	EPS
Basic EPS	$12,014	3,159,030	$3.80	$8,881	3,208,405	$2.77

Use of Estimates

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

Recently Issued or Adopted Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On January 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures”. The Company has determined that all of it's banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting.  As such, the adoption did not have a material effect on it's financial statements.

In December 2023, the FASB amended the Income Taxes topic in the ASC to improve the transparency of income tax disclosures. The amendments were effective for annual periods beginning after December 15, 2024 and did not have a material effect on the Company's financial statements.

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

NOTE 2 - INVESTMENTS, AVAILABLE FOR SALE

AFS securities are recorded at fair market value. There was no allowance for credit losses for AFS securities as of December 31, 2025 and 2024. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of AFS securities at the dates indicated were as follows:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$86,391	$112	$(534)	$85,969
Small Business Administration (“SBA”) Bonds	56,362	234	(1,620)	54,976
Tax Exempt Municipal Bonds	17,736	549	(559)	17,726
Taxable Municipal Bonds	64,358	—	(8,495)	55,863
Other Asset Backed Securities	2,961	—	(15)	2,946
Mortgage-Backed Securities ("MBS")	463,110	477	(17,600)	445,987
Total AFS Securities	$690,918	$1,372	$(28,823)	$663,467

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Student Loan Pools	$39,670	$117	$(203)	$39,584
SBA Bonds	66,491	337	(2,402)	64,426
Tax Exempt Municipal Bonds	6,746	—	(688)	6,058
Taxable Municipal Bonds	64,530	—	(11,970)	52,560
MBS	389,592	346	(26,943)	362,995
Total AFS Securities	$567,029	$800	$(42,206)	$525,623

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Student Loan Pools are typically 97% guaranteed by the United States government while SBA bonds are 100% backed by the full faith and credit of the United States government.  The other asset backed securities are interest-only strips on pools of guaranteed SBA 7(a) notes. The majority of the Bank's MBS are issued or guaranteed by an agency of the United States government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. Ginnie Mae MBS are backed by the full faith and credit of the United States government, while those issued by GSEs are not. Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the United States government. At December 31, 2025, the Bank held an amortized cost and fair value of $93.2 million and $91.1 million in private label CMO securities, compared to an amortized cost and fair value of $80.3 million and $76.0 million at December 31, 2024, respectively.

The amortized cost and fair value of AFS securities at December 31, 2025 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since MBS are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$64	$64
Due after one year to five years	21,560	20,703
Due after five to ten years	58,679	53,394
Due after ten years or more	147,505	143,319
MBS	463,110	445,987
Total AFS Securities	$690,918	$663,467

The amortized cost and fair value of AFS securities pledged as collateral for certain deposit accounts, FHLB advances, FRB, and other borrowings were $439.5 million and $413.2 million at December 31, 2025, and $483.9 million and $446.1 million at December 31, 2024, respectively.

During the year ended December 31, 2025, we received $24.3 million in gross proceeds from sales of AFS securities and recognized gross gains of $57,000 and gross losses of $35,000. During the year ended December 31, 2024, we received $13.7 million in gross proceeds from sales of AFS securities and recognized gross gains of $408,000 and gross losses of $371,000.

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual AFS securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2025
	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#
Student Loan Pools	$43,860	$(347)	20	$14,709	$(187)	16	$58,569	$(534)	36
SBA Bonds	2,499	(24)	7	24,452	(1,596)	40	26,951	(1,620)	47
Tax Exempt Municipal Bonds	—	—	—	6,079	(559)	5	6,079	(559)	5
Taxable Municipal Bonds	—	—	—	55,863	(8,495)	59	55,863	(8,495)	59
Other Asset Backed Securities	2,946	(15)	3	—	—	—	2,946	(15)	3
MBS	120,504	(407)	36	229,976	(17,193)	170	350,480	(17,600)	206
	$169,809	$(793)	66	$331,079	$(28,030)	290	$500,888	$(28,823)	356

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#
Student Loan Pools	$3,014	$(10)	4	$23,427	$(193)	22	$26,441	$(203)	26
SBA Bonds	10,795	(154)	12	24,319	(2,248)	46	35,114	(2,402)	58
Tax Exempt Municipal Bonds	—	—	—	6,058	(688)	5	6,058	(688)	5
Taxable Municipal Bonds	—	—	—	52,560	(11,970)	59	52,560	(11,970)	59
MBS	16,510	(152)	26	270,559	(26,791)	195	287,069	(26,943)	221
	$30,319	$(316)	42	$376,923	$(41,890)	327	$407,242	$(42,206)	369

At December 31, 2025, AFS securities consisted of 532 securities, 356 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s SBA bonds, MBS, and taxable municipal bonds. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether an allowance for credit loss is deemed necessary. Management’s evaluation of those securities with unrealized losses as of December 31, 2025 is discussed below.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Student Loan Pools

At December 31, 2025, there were 54 AFS student loan pool securities, 36 of which had unrealized losses. All securities with unrealized losses were rated AA or higher by Moody’s, Bloomberg, and/or S&P and each of the individual securities have credit enhancements further reducing potential realized losses. The unrealized losses on these securities are believed to be caused by the current interest rate environment, and not credit quality. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of  December 31, 2025.

SBA Bonds

SBA securities are fully backed by the U.S. government.  At December 31, 2025, there were 107 SBA Bonds, 47 of which had unrealized losses.  These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of  December 31, 2025.

Municipal Bonds

At December 31, 2025 there were 5 tax exempt municipal securities and 59 taxable municipal securities that had unrealized losses. Each of the Municipal securities held were rated “A2” (Moody’s) or “AA-” (S&P) or better.  The Company believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of December 31, 2025.

Other Asset Backed Securities

At December 31, 2025, there were 3 other asset backed securities, all of which were in an unrealized loss position. These securities are valued using Level 2 inputs, and are interest-only strips on a pool of guaranteed SBA 7(a) notes. The Company believes the total unrealized loss on these 3 investments is related to the bid-ask price volatility and not the underlying credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of December 31, 2025.

MBS

At December 31, 2025, approximately 80% of the AFS MBS held by the Company were issued or guaranteed by an agency of the U.S. government such as Ginnie Mae, or by Government Sponsored Entities ("GSEs"), including Fannie Mae and Freddie Mac. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. At December 31, 2025, there were 163 of these securities in an unrealized loss position. This impairment is believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of December 31, 2025.

Also included in MBS are private label collateralized mortgage obligation ("CMO") securities, which are issued by non-governmental real estate mortgage investment conduits and are not backed by the full faith and credit of the U.S. government. At December 31, 2025 we held 65 private label CMO securities with an amortized cost and fair value of $93.2 million and $91.1 million, respectively. At that date, 43 of these securities had unrealized losses. Of the 43 securities in a loss position, 30 were rated AA or higher by Moody’s, Bloomberg, and/or S&P. In addition, each of the individual securities have credit enhancements and LTVs further reducing potential realized losses. This impairment is believed to be caused by the current interest rate environment. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not recognize unrealized losses into income as of December 31, 2025.

Accrued interest receivable on AFS securities totaled $2.3 million and $2.5 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENTS, HELD TO MATURITY

HTM securities are recorded at amortized cost. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of HTM securities at the dates indicated were as follows:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Student Loan Pools	$11,812	$224	$—	$12,036
SBA Bonds	5,648	106	—	5,754
Taxable Municipal Bonds	984	—	(1)	983
MBS	94,374	977	(3,115)	92,236
Total HTM Securities	$112,818	$1,307	$(3,116)	$111,009

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bonds	$11,967	$—	$(39)	$11,928
Student Loan Pools	13,202	333	—	13,535
SBA Bonds	8,168	145	—	8,313
Taxable Municipal Bonds	973	—	(20)	953
MBS	100,890	404	(5,121)	96,173
Total HTM Securities	$135,200	$882	$(5,180)	$130,902

At December 31, 2025, the amortized cost and fair value of HTM securities that were pledged as collateral for certain deposit accounts and FRB and other borrowings were $87.2 million and $85.2 million compared to an amortized cost and fair value of $94.1 million and $89.8 million at December 31, 2024, respectively.

At December 31, 2025, HTM securities had a combined book value of $112.8 million and an average book yield of 4.47%, which was calculated by multiplying the carrying value of each HTM security by its yield and dividing the sum of these results by the total carrying value. The following table includes a summary of the amortized cost and average book yield of HTM securities by contractual maturity at December 31, 2025.  Since MBS do not have fixed maturity dates, they are disclosed separately.

	Carrying Value	Average Book Yield
HTM Securities:
Due after one year through five years	$1,523	4.09%
Due after five years through ten years	3,176	6.13%
Due after ten years	13,745	5.85%
MBS	94,374	4.22%
Total HTM Securities	$112,818	4.47%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize gross unrealized losses and the related fair value, aggregated by investment category and length of time that individual HTM securities have been in a continuous unrealized loss position at the dates indicated.

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Taxable Municipal Bonds	$—	$—	$983	$(1)	$983	$(1)
MBS	1,266	(14)	44,013	(3,101)	45,279	(3,115)
	$1,266	$(14)	$44,996	$(3,102)	$46,262	$(3,116)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury Bonds	$—	$—	$11,928	$(39)	$11,928	$(39)
Taxable Municipal Bonds	—	—	953	(20)	953	(20)
MBS	9,906	(156)	43,547	(4,965)	53,453	(5,121)
	$9,906	$(156)	$56,428	$(5,024)	$66,334	$(5,180)

At December 31, 2025 and 2024, 40 and 47 individual HTM securities were in a loss position, respectively. We believe, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and was not in the credit quality of the issuer. We have the ability and intent to hold these securities to maturity.

The estimate of expected credit losses on HTM securities is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Additionally, private label CMO securities which are not explicitly or implicitly guaranteed by the U.S. government are evaluated utilizing underlying pool data such as historical loss rates, loan-to-value ratios and credit enhancement data. At December 31, 2025, we held an amortized cost and fair value of $6.0 million and $5.9 million in HTM private label CMO securities, compared to an amortized cost and fair value of $9.0 million and $8.9 million at December 31, 2024, respectively. All MBS issued by government-sponsored corporations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and local governments securities held by the Company are highly rated by major rating agencies.

As a result of the analysis, the allowance for credit losses for HTM securities was not considered to be material as of December 31, 2025 and 2024. The following table summarizes the amortized cost and credit ratings of our HTM securities that were considered to have greater than zero percent credit loss probability at December 31, 2025.

Amortized Cost (Dollars in thousands)	2025
Taxable Municipal Bond
AA	$984
Total Taxable Municipal Bond	984
Private Label MBS
AAA	5,964
Total Private Label	$5,964

As of December 31, 2025, there were no HTM securities that were classified as either nonaccrual or 90 days or more past due and still accruing. Accrued interest receivable on HTM securities totaled $477,000 and $589,000 at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net, at the dates indicated are summarized as follows:

	December 31,
	2025		2024
(Dollars in thousands)	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
Real Estate Loans:
Construction	$66,577	9.7%	$109,928	15.7%
Residential	219,931	32.0%	203,650	29.0%
Commercial	295,302	43.0%	288,509	41.2%
Commercial and Agricultural Loans	37,914	5.5%	36,870	5.3%
Consumer Loans:
Home Equity Lines of Credit ("HELOC")	42,987	6.3%	37,837	5.4%
Other Consumer Loans	23,864	3.5%	23,843	3.4%
Total Loans Held For Investment, Gross	686,575	100.0%	700,637	100.0%
Less:
Allowance For Credit Losses	13,529		13,894
Deferred Loan (Costs) Fees, Net	(10)		193
	13,519		14,087
Loans Receivable Held For Investment, Net	$673,056		$686,550

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Company's recorded investment in loans, excluding loans held for sale, by credit quality indicators, loan segment and year of origination as of December 31, 2025.

	December 31, 2025
	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate - Construction
Pass	$8,791	$2,698	$609	$2,038	$984	$24	$15,896	$31,040
Caution	7,148	1,716	1,380	218	159	65	24,058	34,744
Special Mention	106	—	—	—	—	—	100	206
Substandard	—	126	407	—	54	—	—	587
Total Real Estate - Construction	16,045	4,540	2,396	2,256	1,197	89	40,054	66,577
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	11,914	23,411	30,321	46,894	11,749	17,546	298	142,133
Caution	10,946	10,764	17,246	9,125	3,412	6,698	11,990	70,181
Special Mention	1,959	942	627	212	242	289	—	4,271
Substandard	413	—	713	252	357	1,611	—	3,346
Total Real Estate - Residential	25,232	35,117	48,907	56,483	15,760	26,144	12,288	219,931
Current Period Gross Charge-Offs	—	—	18	—	—	—	—	18
Real Estate - Commercial
Pass	30,951	33,303	20,857	49,252	40,140	16,179	15,473	206,155
Caution	16,095	10,720	9,928	8,174	10,977	7,373	5,198	68,465
Special Mention	1,574	1,130	188	—	1,320	402	—	4,614
Substandard	2,964	7,539	3,399	2,006	110	—	50	16,068
Total Real Estate - Commercial	51,584	52,692	34,372	59,432	52,547	23,954	20,721	295,302
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	11,377	2,720	2,276	1,845	1,158	292	1,905	21,573
Caution	3,441	1,845	2,566	409	742	—	3,753	12,756
Special Mention	2,599	—	407	—	—	—	100	3,106
Substandard	100	178	143	35	—	12	11	479
Total Commercial and Agricultural	17,517	4,743	5,392	2,289	1,900	304	5,769	37,914
Current Period Gross Charge-Offs	—	132	42	—	—	—	—	174
Home Equity Lines of Credit
Pass	—	—	—	—	—	—	32,610	32,610
Caution	—	—	—	—	—	—	9,481	9,481
Special Mention	—	—	—	—	—	—	580	580
Substandard	—	—	—	—	—	—	316	316
Total Home Equity Lines of Credit	—	—	—	—	—	—	42,987	42,987
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	5,416	3,505	1,835	1,171	278	99	5,013	17,317
Caution	2,320	1,591	848	602	173	129	321	5,984
Special Mention	163	91	—	12	5	—	11	282
Substandard	14	105	35	66	38	15	8	281
Total Other Consumer	7,913	5,292	2,718	1,851	494	243	5,353	23,864
Current Period Gross Charge-Offs	14	10	23	6	30	6	122	211
Total Loans	$118,291	$102,384	$93,785	$122,311	$71,898	$50,734	$127,172	$686,575
Total Current Period Gross Charge-Offs	$14	$142	$83	$6	$30	$6	$122	$403

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the balance by credit quality rating and loan segment, excluding loans held for sale, at December 31, 2024.

	December 31, 2024
	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate - Construction
Pass	$13,446	$1,791	$13,688	$9,830	$683	$33,644	$5,300	$78,382
Caution	7,182	3,661	4,932	62	118	12,176	233	28,364
Special Mention	364	75	—	—	—	781	—	1,220
Substandard	134	697	—	199	118	735	79	1,962
Total Real Estate - Construction	21,126	6,224	18,620	10,091	919	47,336	5,612	109,928
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	25,712	38,130	42,248	6,611	6,651	16,280	11,131	146,763
Caution	9,170	17,725	9,839	3,742	4,586	3,244	174	48,480
Special Mention	1,097	2,016	63	413	248	64	—	3,901
Substandard	165	1,736	841	362	—	1,402	—	4,506
Total Real Estate - Residential	36,144	59,607	52,991	11,128	11,485	20,990	11,305	203,650
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	29,719	27,652	51,892	44,891	12,724	27,983	1,696	196,557
Caution	17,770	15,057	7,994	15,307	3,315	8,076	2,415	69,934
Special Mention	198	138	874	438	1,201	11,109	99	14,057
Substandard	167	6,015	775	259	—	745	—	7,961
Total Real Estate - Commercial	47,854	48,862	61,535	60,895	17,240	47,913	4,210	288,509
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Commercial and Agricultural
Pass	5,750	3,239	2,992	2,370	320	470	4,457	19,598
Caution	9,233	3,356	941	889	10	814	952	16,195
Special Mention	7	429	—	70	—	—	100	606
Substandard	21	174	102	30	10	41	93	471
Total Commercial and Agricultural	15,011	7,198	4,035	3,359	340	1,325	5,602	36,870
Current Period Gross Charge-Offs	—	23	35	—	—	2	22	82
Home Equity Lines of Credit
Pass	163	—	—	—	—	—	28,979	29,142
Caution	—	—	—	—	—	—	7,612	7,612
Special Mention	98	—	—	—	—	—	436	534
Substandard	—	—	—	—	—	—	549	549
Total Home Equity Lines of Credit	261	—	—	—	—	—	37,576	37,837
Current Period Gross Charge-Offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	5,328	3,386	2,205	776	338	52	5,039	17,124
Caution	2,550	1,501	1,243	434	217	78	285	6,308
Special Mention	132	56	22	—	—	—	8	218
Substandard	—	31	39	81	26	5	11	193
Total Other Consumer	8,010	4,974	3,509	1,291	581	135	5,343	23,843
Current Period Gross Charge-Offs	—	40	18	4	6	13	164	245
Total Loans	$128,406	$126,865	$140,690	$86,764	$30,565	$117,699	$69,648	$700,637
Total Current Period Gross Charge-Offs	$-	$63	$53	$4	$6	$15	$186	$327

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Past Due and Non-accrual Loans

The following tables present an age analysis of past due balances by category at the dates indicated.

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$354	$—	$407	$761	$65,816	$66,577
Residential Real Estate	4,676	1,247	767	6,690	213,241	219,931
Commercial Real Estate	1,894	737	249	2,880	292,422	295,302
Commercial and Agricultural	110	196	150	456	37,458	37,914
Consumer HELOC	77	181	—	258	42,729	42,987
Other Consumer	351	116	142	609	23,255	23,864
Total	$7,462	$2,477	$1,715	$11,654	$674,921	$686,575

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or			Total Loans
(Dollars in thousands)	Past Due	Past Due	More Past Due	Total Past Due	Current	Receivable
Construction Real Estate	$3,755	$35	$1,156	$4,946	$104,982	$109,928
Residential Real Estate	2,038	864	382	3,284	200,366	203,650
Commercial Real Estate	1,708	140	630	2,478	286,031	288,509
Commercial and Agricultural	991	-	305	1,296	35,574	36,870
Consumer HELOC	164	26	21	211	37,626	37,837
Other Consumer	216	117	46	379	23,464	23,843
Total	$8,872	$1,182	$2,540	$12,594	$688,043	$700,637

At December 31, 2025 and 2024, the Bank did not have any loans that were 90 days or more past due and still accruing interest. At December 31, 2025, the Bank had $5.8 million in non-accrual loans, of which $3.5 million were current, $198,000 were 30-59 days past due, $352,000 were 60-89 days past due, and the remaining non-accrual loans were 90 or more days past due. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at the dates indicated.

	December 31, 2025			December 31, 2024
	Nonaccrual Loans			Nonaccrual Loans
(Dollars in thousands)	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Construction Real Estate	$461	$—	$461	$1,438	$—	$1,438
Residential Real Estate	1,208	368	1,576	1,503	204	1,707
Commercial Real Estate	3,259	—	3,259	3,658	—	3,658
Commercial and Agricultural	193	—	193	331	—	331
Consumer HELOC	162	—	162	424	—	424
Other Consumer	146	—	146	78	—	78
Total Nonaccrual Loans	$5,429	$368	$5,797	$7,432	$204	$7,636

The Company did not recognize any interest income on nonaccrual loans during the years ended  December 31, 2025 and 2024. The following table represents the accrued interest receivables written off by reversing interest income during the years ended  December 31, 2025 and 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Construction Real Estate	$1	$1
Residential Real Estate	10	26
Commercial Real Estate	1	5
Commercial and Agricultural	8	5
Consumer HELOC	1	—
Other Consumer	6	4
Total Loans	$27	$41

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The tables below show the activity in the allowance for credit losses on loans by loan category for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894
(Reversal of) Provision for Credit Losses	(697)	278	93	(77)	95	114	(194)
Charge-Offs	—	(18)	—	(174)	—	(211)	(403)
Recoveries	1	15	141	38	—	37	232
Ending Balance	$1,208	$4,457	$5,621	$777	$882	$584	$13,529

	For the Year Ended December 31, 2024
	Real Estate			Commercial and	Consumer
(Dollars in thousands)	Construction	Residential	Commercial	Agricultural	HELOC	Other	Total
Beginning Balance	$1,828	$3,551	$5,052	$808	$731	$599	$12,569
Provision for Credit Losses	41	581	310	237	53	258	1,480
Charge-Offs	—	—	—	(82)	—	(245)	(327)
Recoveries	35	50	25	27	3	32	172
Ending Balance	$1,904	$4,182	$5,387	$990	$787	$644	$13,894

Allowance for Credit Losses and Individually Evaluated Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure individually evaluated loans:

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

In accordance with our policy, non-accrual commercial loans with balances under $200,000 and non-accrual consumer loans with balances under $100,000 are excluded from individual evaluation in calculating the allowance for credit losses due to immateriality. Such loans are included in the respective pooled loan segments within the allowance for credit losses calculation. The following table summarizes the amortized cost of individually evaluated loans.

	As of December 31,
(Dollars in thousands)	2025	2024
Construction Real Estate	$407	$1,156
Residential Real Estate	813	849
Commercial Real Estate	3,153	3,426
Commercial and Agricultural	125	—
Consumer HELOC	100	295
Total	$4,598	$5,726

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. As such, multiple types of modifications may have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had no modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

Allowance for Credit Losses - Unfunded Commitments

The Company maintains an allowance for credit losses - unfunded commitments for credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for credit losses - unfunded commitments is adjusted through the provision for (reversal of) credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in this footnote. The allowance for credit losses - unfunded commitments at December 31, 2025 is separately classified on the balance sheet within "Other Liabilities."

The following table presents the balance and activity in the allowance for credit losses - unfunded loan commitments.

Allowance for Credit Losses - Unfunded Commitments	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Beginning Balance	$749	$859
Reversal of provision for unfunded commitments	(41)	(110)
Ending Balance	$708	$749

NOTE 5 - PREMISES AND EQUIPMENT, NET AND LEASES

Premises and equipment, net, at the dates indicated are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Land	$8,346	$7,082
Buildings and Improvements	35,200	33,465
Furniture and Equipment	7,937	11,926
Construction in Progress	98	281
Total Premises and Equipment	51,581	52,754
Less: Accumulated Depreciation	(18,839)	(23,433)
Total Premises and Equipment, Net	$32,742	$29,321

Construction in progress of $98,000 at December 31, 2025 and $281,000 at December 31, 2024, primarily included building and construction costs associated with renovations to our existing branches. Depreciation expense on premises and equipment was $2.2 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. There was no loss on disposal of premises and equipment during 2025 compared to a $1,000 loss during 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has operating leases on six of its branches. During the year ended December 31, 2025, the Company made cash payments in the amount of $526,000 for operating leases. The lease expense recognized during this period was $517,000 and is included in occupancy expense within the Consolidated Statements of Income. The net operating lease liability increased $88,000 during the year ended December 31, 2025 due to the renewal of one lease.  At December 31, 2025, the Company had operating lease ROU assets of $1.0 million and an operating lease liability of $1.0 million recorded on its consolidated balance sheet compared to operating lease ROU assets of $927,000 and an operating lease liability of $959,000 at December 31, 2024. The lease agreements have maturity dates ranging from 2026 through 2032, some of which include options for multiple five or ten year extensions. At December 31, 2025, the remaining weighted average lease term was 4.2 years and the weighted average discount rate used was 3.9% compared to a remaining weighted average lease term of 2.3 years and a 3.2% weighted average discount rate at December 31, 2024.

The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

At December 31, 2025, future undiscounted lease payments for operating leases with initial terms of one year or more were as follows:

Year ended December 31,	(Dollars in thousands)
2026	$459
2027	243
2028	106
2029	96
Thereafter	240
Total undiscounted lease payments	1,144
Less: effect of discounting	97
Present value of estimated lease payments (lease liability)	$1,047

NOTE 6 - GOODWILL

Goodwill was $1.2 million at both December 31, 2025 and 2024. In accordance with accounting guidance, the Company conducts an annual evaluation of its goodwill as of December 31 each year. Following these evaluations, the Company concluded that no impairment existed. As a result, there was no goodwill write-down for the years ended December 31, 2025 and 2024.

NOTE 7 - FHLB STOCK

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which was equal to 0.07% of total Bank assets at both  December 31, 2025 and 2024, plus a transaction component equal to 4.75% of outstanding advances (borrowings) from the FHLB of Atlanta at December 31, 2025 and 2024, respectively. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.1 million at both  December 31, 2025 and 2024, respectively. As there is no readily available market for this stock and no quoted fair value, it is carried at cost, consistent with the historical practice of redeeming the stock at par.

NOTE 8 - OTHER REAL ESTATE OWNED

The Bank owned $45,000 in OREO at   December 31, 2025 compared to none at December 31, 2024. Transactions in OREO for the years indicated are summarized as follows:

(Dollars in thousands)	2025	2024
Balance, beginning of year	$—	$—
Additions	45	—
Sales	—	—
Write-downs	—	—
Balance, end of year	$45	$—

There were no sales or write downs of OREO property during the years ended  December 31, 2025 and 2024.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

Deposits outstanding at the dates indicated are summarized below by account type as follows:

	December 31,
Deposit Type (Dollars in thousands)	2025	2024
Checking	$489,792	$483,275
Money Market	489,888	443,572
Savings	88,735	87,630
Certificates of Deposit	303,362	309,556
Total Deposits	$1,371,777	$1,324,033

The Bank had $6.3 and $5.4 million in brokered deposits which are included in checking and money market deposits above, at December 31, 2025 and 2024, respectively.  In addition, the Bank had $5.1 million and $25.8 million in brokered time deposits at December 31, 2025 and 2024, respectively, having a weighted average interest rate of 4.50% at both dates. Brokered time deposits are included in certificates of deposit above and below.  At December 31, 2025 and 2024, the Bank had $73,000 and $55,000, respectively, in overdrafts that were reclassified to loans.

Certificate of deposits that exceeded the FDIC insurance limit of $250,000 totaled $81.1 million and $96.0 million at December 31, 2025 and 2024, respectively.

The amounts and scheduled maturities of all certificates of deposit at the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2025	2024
Within 1 Year	$279,130	$253,065
After 1 Year, Within 2 Years	16,470	33,035
After 2 Years, Within 3 Years	3,264	14,547
After 3 Years, Within 4 Years	2,884	3,777
After 4 Years, Within 5 Years	1,018	4,551
After 5 Years	596	581
Total Certificates of Deposits	$303,362	$309,556

NOTE 10 - FHLB ADVANCES AND FRB BORROWINGS

FHLB advances are secured by a blanket collateral agreement with the FHLB by pledging the Company’s portfolio of residential first mortgage loans and investment securities. The Bank's total pledged collateral for FHLB advances had an amortized cost and fair value of $43.8 million and $36.4 million at December 31, 2025 and $48.1 million and $39.3 million at December 31, 2024, respectively. At December 31, 2025 and 2024, the Company had $463.9 million and $453.5 million, respectively, in borrowing capacity at the FHLB based on the collateral value of pledged investment securities and loans. There were no outstanding FHLB advances at December 31, 2025 and 2024.

The Company had no outstanding borrowings with the FRB at December 31, 2025 compared to $50.0 million in outstanding borrowings under the FRB Term Funding Program (“BTFP”) with a weighted average borrowing rate of 4.76% at December 31, 2024. The Company originally elected to participate in the BTFP during 2023 to refinance existing FRB discount window borrowings at a lower fixed rate. Advances under that program had a one-year term and were priced at the one year overnight index swap (“OIS”) rate plus 10 basis points on the day the advance was made. Effective January 24, 2024, the FRB announced that future advances through the BTFP’s expiration on March 11, 2024, would be set at no lower than the interest rate on reserve balances in effect at the time of the advance.

Depository institutions may borrow from the FRB discount window for periods as long as 90 days, and borrowings are prepayable and renewable by the borrower daily.  At December 31, 2025, we had pledged as collateral for these borrowings investment securities with an amortized cost and fair value of $312.9 million and $293.9 million, compared to an amortized cost and fair value of $370.2 million and $341.0 million, respectively, at December 31, 2024.

The Company participates in the FRB’s Borrower-In-Custody ("BIC") program, which allows for the pledging of various loan types to secure FRB borrowings. As of December 31, 2025, the Company had pledged loan collateral for FRB borrowings with an amortized cost and collateral value of $71.2 million and $57.4 million, respectively, compared to pledged loan collateral with an amortized cost and collateral value of $84.9 million and $66.2 million at December 31, 2024, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - OTHER BORROWINGS

The Bank had $25.3 million and $27.8 million in other borrowings at December 31, 2025 and 2024, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both  December 31, 2025 and 2024, the interest rate paid on the repurchase agreements was 1.49%. The maximum amount outstanding at any month end during the year ended December 31, 2025 was $30.2 million compared to $28.0 million during the year ended December 31, 2024. The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $36.4 million and $34.4 million at December 31, 2025 and $42.1 million and $39.7 million at December 31, 2024, respectively.

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

On December 15, 2025, the Company redeemed all of its outstanding Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) in accordance with the Indenture dated September 21, 2006. The Debentures were redeemed at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.  The $5.2 million principal payment reduced the junior subordinated debentures balance to $0, and accrued interest of $78,000 was recognized.  No gain or loss was recorded on the redemption.

Prior to the redemption, the debentures accrued and paid distributions quarterly at a floating rate of three-month Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment of 0.26161 plus 170 basis points, resulting in a rate per annum of 6.00% on the Redemption Date compared to 6.32% as of December 31, 2024.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036, or upon earlier optional redemption as provided in the indenture.

NOTE 13 - SUBORDINATED DEBENTURES

In November 2019, the Company issued to certain institutional investors $17.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2029 (the “10-Year Notes”) and $12.5 million in aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2034 (the “15-Year Notes”, and together with the 10-Year Notes, the “Notes”).  The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note ranks equally in right of payment with other Notes.

The 10-Year Notes had a stated maturity of November 22, 2029, and bore interest at a fixed rate of 5.25% per year, from and including November 22, 2019 but excluding November 22, 2024. In November 2024, the Company redeemed the 10-Year Notes, which had an aggregate principal balance of $16.5 million.

The 15-Year Notes mature on November 22, 2034, and bear interest at a fixed rate of 5.25% per year from and including November 22, 2019, but excluding November 22, 2029. From and including November 22, 2029 to, but excluding, the maturity date or early redemption date, the interest rate for the 15-Year Notes resets semi-annually to an interest rate equal to the then-current three-month SOFR rate plus 357 basis points. The Notes are payable semi-annually in arrears on June 1 and December 1 of each year commencing June 1, 2020. The 15-Year Notes are not subject to redemption at the option of the holder and may be redeemed by the Company only under certain limited circumstances prior to  November 22, 2029.

At December 31, 2025 and 2024, the Company had a remaining balance of $10.0 million, comprised of all 15-Year Notes. The Company may redeem the 15-Year Notes at its option, in whole at any time, or in part from time to time, after  November 22, 2029.

The Notes have been structured to qualify as Tier 2 capital for the Company under applicable regulatory guidelines. The Company used the net proceeds from the sale of the Notes to fund the redemption of the convertible senior debentures and for general corporate purposes to support future growth.

NOTE 14 - INCOME TAXES

Income tax expense was comprised of the following for the years indicated below:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Current:
Federal	$3,319	$2,551
State	441	391
Total Current Tax Expense	3,760	2,942
Deferred:
Federal	(121)	(229)
State	19	44
Total Deferred Tax Benefit	(102)	(185)
Total Income Tax Expense	$3,658	$2,757

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company's income taxes differ from those computed at the statutory federal income tax rate for the years indicated, as follows:

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Tax at Statutory Income Tax Rate	$3,640	21.0%	$2,639	21.0%
State Tax	526	3.1%	426	3.4%
Tax Exempt Interest	(108)	(0.6)%	(82)	(0.7)%
Tax Credits	(96)	(0.6)%	(96)	(0.8)%
Life Insurance	(166)	(1.0)%	(148)	(1.2)%
Valuation Allowance	(159)	(0.9)%	(73)	(0.6)%
Other	21	0.1%	91	0.7%
Total Income Tax Expense	$3,658	21.1%	$2,757	21.9%

Total federal and state income taxes paid, net of refunds, for the years ended  December 31, 2025 and 2024 are presented below.

	December 31,
(Dollars in thousands)	2025	2024
Federal	$3,198	$2,322
State :
South Carolina	399	338
Georgia	61	97
Total Taxes Paid, Net of Refunds	$3,658	$2,757

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at  December 31, 2025 and 2024 are presented below. Net deferred tax assets or liabilities were included in other assets or other liabilities at  December 31, 2025 and 2024.

	December 31,
(Dollars in thousands)	2025	2024
Deferred Tax Assets:
Deferred Compensation	$1,033	$960
Provision for Credit Losses	2,884	2,985
Reserve for Unfunded Commitments	151	161
Land Held for Sale Write-down	74	75
Net Fees Deferred for Financial Reporting	49	52
Net Operating Losses	169	328
Unrealized Loss on AFS Securities	6,848	10,313
Other	127	120
Total Gross Deferred Tax Assets	11,335	14,994
Less: Valuation Allowance	(169)	(328)
Total Deferred Tax Assets	11,166	14,666
Deferred Tax Liabilities:
FHLB Stock Basis Over Tax Basis	68	72
Depreciation	1,112	1,247
Prepaid Expenses	42	40
Total Deferred Tax Liability	1,222	1,359
Net Deferred Tax Asset	$9,944	$13,307

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2025, management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item. The change in the valuation allowance was approximately $159,000. The Company had state net operating losses attributable to the non-bank entities of $4.3 million and $8.3 million for the years ended December 31, 2025 and 2024, respectively.

Retained earnings at December 31, 2025 included tax bad debt reserves of $2.1 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a bank holding company, they may be subject to federal income tax at the prevailing corporate tax rate.  At December 31, 2025, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Tax returns for 2022 and subsequent years are subject to examination by taxing authorities.

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

Based on its capital levels at December 31, 2025, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2025, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The tables below provide the Bank’s regulatory capital requirements and actual results at December 31, 2025 and 2024.

	Actual		For Capital Adequacy		To Be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$163,721	19.3%	$50,885	6.0%	$67,847	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	174,367	20.6%	67,847	8.0%	84,809	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	163,721	19.3%	38,164	4.5%	55,126	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	163,721	10.2%	64,335	4.0%	80,419	5.0%
December 31, 2024
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$158,748	18.7%	$50,913	6.0%	$67,883	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	169,405	20.0%	67,883	8.0%	84,854	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	158,748	18.7%	38,184	4.5%	55,155	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	158,748	9.9%	64,277	4.0%	80,346	5.0%

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer, which consists of additional Common Equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At December 31, 2025 the Bank’s conservation buffer was 12.0%.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company participates in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service.  The Company matches a portion of the employees’ contributions and the plan has a discretionary profit sharing provision.  Total employer contributions were $421,000 and $404,000 for the years ended December 31, 2025 and 2024, respectively, which are included within Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

The Company has an Employee Stock Purchase Plan (“ESPP”).  The ESPP allows employees of the Company to purchase stock quarterly through a payroll deduction at a discount calculated as 15% of the market value with a floor equal to the Company’s book value.  The ESPP, which was approved by stockholders in April 2018, became effective July 1, 2018. Participation in the ESPP is voluntary.  Employees are limited to investing $25,000 or 5% of their annual salary, whichever is lower, during the year.  There were 1,338 shares of common stock purchased through the ESPP during the year ended December 31, 2025 compared to 1,914 shares purchased during 2024.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Participation in the ESPP, the Plan, the Branch Incentive Plan and the Executive Plan is voluntary. During the years ended December 31, 2025 and 2024, the Company incurred expenses of $623,000 and $225,000, respectively, related to these incentive plans, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

Certain officers of the Company participate in a supplemental retirement plan.  These benefits are not qualified under the Internal Revenue Code and they are not funded.  During the years ended December 31, 2025 and 2024, the Company incurred expenses of $535,000 and $471,000, respectively, for this plan, which are included in Compensation and Employee Benefits within the Company's Consolidated Statements of Income.

NOTE 17 - BANK OWNED LIFE INSURANCE

BOLI provides key person life insurance on certain officers of the Company. The cash value of the life insurance policies is recorded as a separate line item in the accompanying balance sheets at $34.5 million and $28.7 million at December 31, 2025 and 2024, respectively.  The earnings portion of the insurance policies grows tax deferred and helps offset the cost of the Company’s benefits programs.  The Company recorded earnings of $794,000 and $706,000 for the growth in the cash surrender value of life insurance during the years ended December 31, 2025 and 2024, respectively. The Company received no death benefits during the years ended December 31, 2025 and 2024.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $136.4 million and $147.1 million and letters of credit of $4.6 million and $5.1 million at December 31, 2025 and 2024, respectively. These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet.  Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk.  Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Included in the loan commitments noted above were unused credit card loan commitments of $13.3 million and $13.4 million and undisbursed loans in process of $6.2 million and $11.3 million at December 31, 2025 and 2024, respectively.  The Bank also had $1.3 million in outstanding commitments on mortgage loans approved but not yet closed at December 31, 2025 compared to $1.1 million at December 31, 2024.  These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days.

At December 31, 2025 and 2024, the Bank had outstanding commitments to sell approximately $3.1 million and $599,000 of loans, respectively, which encompassed the Bank’s held for sale loans.  The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis.  Under this arrangement, the Bank suffers no penalty if it is unable to deliver the loans to potential buyers.  The fair value of the Bank’s commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is deemed insignificant.

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

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Balance, Beginning of Period	$896	$1,002
New Loans	400	—
Less Loan Payments	(118)	(106)
Balance, End of Period	$1,178	$896

Loans to all employees, officers, and directors of the Company constituted approximately 2.96% and 3.04% of the Company’s total shareholders' equity at December 31, 2025 and 2024, respectively.  Deposits from executive officers and directors of the Company and their related interests were approximately $23.7 million and $21.9 million at December 31, 2025 and 2024 and have substantially the same terms, including interest rates, as those prevailing at the time with other non-related depositors.

The Company leased office space from a related party during the years ended December 31, 2025 and 2024. The lease is with a company in which the related party, who is a director of the Company, has an ownership interest.  The Company incurred rent expense of $110,000 and $108,000 for the years ended December 31, 2025 and 2024, respectively, related to this lease. We believe the transactions with respect to this lease were made on terms that are comparable to those which would be made with unaffiliated persons.

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

Condensed Balance Sheet Data

	December 31,
(In Thousands)	2025	2024
Assets:
Cash	$12,018	$28,009
Investment Securities	54,406	40,881
Investment in Security Federal Statutory Trust	—	155
Investment in Security Federal Bank	144,343	128,834
Accrued Interest Receivable	126	122
Accounts Receivable and Other Assets	69	77
Total Assets	$210,962	$198,078
Liabilities and Shareholders’ Equity:
Accounts Payable and Other Liabilities	$507	$534
Long-term Debt	10,000	15,155
Shareholders’ Equity	200,455	182,389
Total Liabilities and Shareholders’ Equity	$210,962	$198,078

Condensed Statements of Income Data

	Years Ended December 31,
(In Thousands)	2025	2024
Income:
Equity in Earnings of Security Federal Bank	$11,072	$8,620
Interest Income	3,054	3,000
Grant Income	1,120	220
Total Income	15,246	11,840
Expenses:
Interest Expense	835	1,673
Other Expenses	46	63
Total Expenses	881	1,736
Income Before Income Taxes	14,365	10,104
Income Tax Expense	692	297
Net Income	13,673	9,807
Preferred Stock Dividends	1,659	926
Net Income Available to Common Shareholders	$12,014	$8,881

Condensed Statements of Cash Flow Data

	Years Ended December 31,
(In Thousands)	2025	2024
Operating Activities:
Net Income	$13,673	$9,807
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Security Federal Bank	(4,072)	(8,620)
Discount Accretion and Premium Amortization, Net	13	13
Change in Accrued Interest Receivable	(4)	78
Change in Accounts Receivable and Other Assets	19	11,085
Change in Accounts Payable and Other Liabilities	(27)	(299)
Net Cash Provided by Operating Activities	9,602	12,064
Investing Activities:
Purchase of Investment Securities	(31,023)	(5,031)
Proceeds from Principal Paydowns and Maturities of Investment Securities	17,434	14,360
Proceeds from Redemption of Statutory Trust	155	—
Investment in Subsidiary	(900)	—
Net Cash (Used) Provided by Investing Activities	(14,334)	9,329
Financing Activities:
Repurchase of Subordinated Debentures	—	(16,500)
Redemption of Junior Subordinated Debentures	(5,155)	—
Proceeds from Employee Stock Plan Purchases	42	49
Purchase of Treasury Stock	(2,277)	(1,052)
Cash Dividends on Preferred Stock	(1,659)	(926)
Cash Dividends on Common Stock	(2,210)	(1,797)
Net Cash Used by Financing Activities	(11,259)	(20,226)
Net (Decrease) Increase in Cash	(15,991)	1,167
Cash at Beginning of Period	28,009	26,842
Cash at End of Period	$12,018	$28,009

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

Investment Securities AFS

Investment securities AFS are recorded at fair value on a recurring basis. At December 31, 2025, the Company’s investment portfolio was comprised of student loan pools, government and agency bonds, MBS issued by government sponsored agencies or GSEs, private label CMO securities and municipal securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Individually Evaluated Loans

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

Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2025, all individually evaluated loans were evaluated based on the fair value of the collateral. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records individually evaluated collateral dependent loans as nonrecurring Level 3.

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

The tables below present the balances of assets measured at fair value on a recurring basis at the dates indicated. There were no liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Student Loan Pools	$—	$85,969	$—	$—	$39,584	$—
SBA Bonds	—	54,976	—	—	64,426	—
Tax Exempt Municipal Bonds	—	17,726	—	—	6,058	—
Taxable Municipal Bonds	—	55,863	—	—	52,560	—
Other Asset Backed Securities	—	2,946	—	—	—	—
MBS	—	445,987	—	—	362,995	—
Total	$—	$663,467	$—	$—	$525,623	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

	December 31, 2025
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$3,126	$—	$3,126
Individually Evaluated Loans	—	—	4,598	4,598
Land Held For Sale	—	—	702	702
OREO	—	—	45	45
Total	$—	$3,126	$5,345	$8,471

	December 31, 2024
Assets (in thousands):	Level 1	Level 2	Level 3	Total
Mortgage Loans Held For Sale	$—	$599	$—	$599
Individually Evaluated Loans	—	—	5,726	5,726
Land Held For Sale	—	—	938	938
Total	$—	$599	$6,664	$7,263

For Level 3 assets measured at fair value on a recurring or non-recurring basis, the significant unobservable inputs used in the fair value measurements at the dates indicated were as follows:

	Valuation	Significant	2025	2024
Level 3 Assets	Technique	Unobservable Inputs	Range	Range
Land Held for Sale	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	10%	10%
Individually Evaluated Loans	Appraised Value	Discounts to appraised values or cash flows for estimated holding and/or selling costs or age of appraisal	0 - 10%	10 - 12%
OREO	Appraised Value/Comparable Sales	Discounts to appraised values for estimated holding or selling costs	31%	N/A

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

Other Borrowed Money—The carrying value of these short-term borrowings approximates fair value.

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

	December 31, 2025
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$75,335	$75,335	$75,335	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	663,467	663,467	—	663,467	—
HTM Securities	112,818	111,009	—	111,009	—
Loans Receivable, Net	673,056	674,200	—	—	674,200
FHLB Stock	1,083	1,083	1,083	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$1,068,415	$1,068,415	$1,068,415	$—	$—
Certificate Accounts	303,362	303,119	—	303,119	—
Other Borrowed Money	25,262	25,262	25,262	—	—
Subordinated Debentures	10,000	7,625	—	7,625	—

	December 31, 2024
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$178,277	$178,277	$178,277	$—	$—
Certificates of Deposits with Other Banks	1,250	1,250	—	1,250	—
AFS Securities	525,623	525,623	—	525,623	—
HTM Securities	135,200	130,902	—	130,902	—
Loans Receivable, Net	686,550	677,282	—	—	677,282
FHLB Stock	1,089	1,089	1,089	—	—
Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$1,014,477	$1,014,477	$1,014,477	$—	$—
Certificate Accounts	309,556	309,355	—	309,355	—
Borrowings from FRB	50,000	50,010	50,010	—	—
Other Borrowed Money	27,809	27,809	27,809	—	—
Subordinated Debentures	10,000	7,371	—	7,371	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At December 31, 2025, the Company had $141.1 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

	Year Ended December 31,
	2025	2024
Non-interest income (in thousands):
Gain on Sale of Investments, net (1)	$22	$37
Gain on Sale of Loans (1)	894	779
Gain on Sale of Land Held for Sale (1)	62	—
Service Fees on Deposit Accounts	1,257	1,243
Commissions From Insurance Agency (1)	881	791
Trust Income	1,894	2,265
BOLI Income (1)	794	706
ATM and Check Card Fee Income	3,254	3,170
Grant Income (1)	1,120	500
Other (1)	1,310	756
Total non-interest income	$11,488	$10,247

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

NOTE 23 - PREFERRED STOCK

On May 24, 2022, the Company entered into a Letter Agreement (the "Initial Agreement”) with the U.S. Department of Treasury under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially in low-income and underserved communities, including counties with persistent poverty, that may be disproportionately impacted by the economic effects of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.

Pursuant to the Initial Agreement, the Company agreed to issue 82,949 shares of preferred stock ("Preferred Stock") for an aggregate purchase price of $82.9 million in cash. This ECIP investment is treated as Tier 1 capital. The Preferred Stock bears no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted to a rate not to exceed 2%, based on the satisfaction of the lending growth criteria set forth in the Initial Agreement. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years two through ten. Dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

On January 10, 2025, the Company entered into an ECIP Securities Purchase Option Agreement (the “SPO Agreement”) with the Treasury. Pursuant to the SPO Agreement, the Treasury granted the Company an option to purchase all of the Preferred Stock during the option period, which is the first fifteen years following the closing date of the Initial Agreement. The purchase price for the Preferred Stock pursuant to the purchase option is determined based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the SPO Agreement, together with any accrued and unpaid dividends thereon, as of the closing date. Subject to variations in interest rates and the equity risk premium, which are components included in the purchase price calculation, the Company presently expects that the purchase price will be at a substantial discount to the face value of the Preferred Stock.

The purchase option may not be exercised during the ECIP period, defined as the first ten years following the closing date of the Initial Agreement (the “ECIP Period”), unless and until at least one of the threshold conditions under the SPO Agreement has been met. The threshold conditions are as follows: (1) over any sixteen consecutive quarters, an average of at least 60% of the Company’s "Total Originations" qualify as “Deep Impact Lending;” (2) over any twenty-four consecutive quarters, an average of at least 85% of the Company’s "Total Originations" qualify as “Qualified Lending;” or (3) the Preferred Stock has a dividend rate of no more than 0.5% at each of the six consecutive Reset Dates, in each case as those terms are defined in the SPO Agreement.

The earliest date a threshold condition may be met is June 30, 2026, the end of the sixteenth consecutive quarter following the original closing date. However, the Company does not currently meet any of the threshold conditions, and there can be no assurance if or when they will be satisfied. At present, the Company has reported no consecutive quarters in which both the Deep Impact Lending and Qualified Lending conditions were met. The Preferred Stock currently carries a dividend rate of 2.0%.

In addition to meeting a threshold condition, the SPO Agreement requires the Company to satisfy other eligibility criteria to exercise the purchase option, including compliance with the terms of the Initial Agreement, the Preferred Stock maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory requirements. Although the Company currently satisfies these general eligibility requirements, other than meeting a threshold condition, there can be no assurance that it will continue to do so in the future.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2025 under the supervision and with the participation of the Company's Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that based on their evaluation at December 31, 2025, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2025 was effective.

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

This 2025 Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this 2025 Form 10-K.

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

(a)      None.

(b)      During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. Our Board of Directors consists of eleven members and is divided into three classes. Dr. Robert E. Alexander will serve as a director until the annual meeting and is not standing for re-election. At the time of the annual meeting the Board of Directors will have reduced the size of the Board of Directors from 11 to ten members. Approximately one-third of the directors are elected annually to serve for a three-year period or until their respective successors are elected and qualified.  The table below sets forth information regarding each director of the Company.

Name	Age (1)	Positions Held in the Company and the Bank	Director Since (2)	Term to Expire
Robert E. Alexander	86	Secretary and Director of the Company and the Bank	1988	2026
William Clyburn	84	Director of the Company and the Bank	1993	2029 (3)
Frank M. Thomas, Jr.	79	Director of the Company and the Bank	2008	2029 (3)
Jessica T. Cummins	45	Director of the Company and the Bank	2018	2029 (3)
Timothy W. Simmons	80	Chairman of the Board of the Company and Director of the Bank	1983	2027
Harry O. Weeks, Jr.	86	Director of the Company and the Bank	2011	2027
Roy G. Lindburg	65	President of the Company and Director of the Company and the Bank	2005	2027
Thomas L. Moore	75	Director of the Company and the Bank	1990	2028
J. Chris Verenes	69	Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of the Bank	2002	2028
Richard T. Harmon	70	Director of the Company and the Bank	2013	2028
Frampton W. Toole, III	71	Director of the Company and the Bank	2019	2028

_______________________

(1)  As of December 31, 2025.

(2)  For years prior to 1988, includes service on the Board of Directors of the Bank.

(3)  Assuming re-election at the annual meeting.

Set forth below is the principal occupation of each director.  All directors have held their present positions for at least five years unless otherwise indicated.

Robert E. Alexander is the Chancellor Emeritus of the University of South Carolina – Aiken after having served as Chancellor from 1983 to 2000.  Dr. Alexander is a founding member of the Regional Economic Development Partnership Board and serves on the Executive Committee.  He is past chair and former member of the Board of Governors as well as the Patient Safety Committee of Aiken Regional Medical Centers, a wholly-owned subsidiary of Universal Health Services.  Dr. Alexander was a founding member and past chair of the Board of Directors of the Child Advocacy Center of Aiken, an organization that provides emergency intervention, forensic exams and counseling to children in abusive situations.  He has served as a member of the following boards: The Bishop Gravatt Episcopal Retreat Center, The Aiken Preparatory School and The Lambda Chi Alpha National Fraternity Indianapolis, Indiana.  In addition, Dr. Alexander occasionally serves as a consultant for architectural firms on a national and a regional basis in the fields of higher education and health care facilities.  Dr. Alexander brings to the Board of Directors organizational expertise and strong knowledge of our local community involvement.

William Clyburn is retired.  He was employed as an Advisor for Community Alliances with Westinghouse Savannah River Company, a United States Department of Energy contractor located in Aiken, South Carolina, from 1994 to 2005.  He previously served as an Administrative Law Judge with the South Carolina Workers Compensation Commission from 1986 to 1994.  Mr. Clyburn serves in the South Carolina House of Representatives.  Mr. Clyburn brings employer relations expertise, as well as community involvement, to the Board of Directors.

Frank M. Thomas, Jr. is retired.  He served as President of the Bank from 2011 until 2014, and as Executive Vice President of the Bank from 2007 until 2011.  Mr. Thomas began his career with the Bank in 1994 as a Business Development Officer and served in positions of increasing responsibilities in his years with the Bank, including Senior Vice President of Commercial Lending and Senior Vice President and Aiken Area Executive of the Bank.  Mr. Thomas is active in the Aiken community and is past Chair of the Board of Directors of the Greater Aiken Chamber of Commerce.  Mr. Thomas’ career has given him experience in a number of areas of banking, with particular expertise in the area of lending.

Jessica T. Cummins served as the Chief Financial Officer of the Company and the Bank from 2014 until 2020.  Prior to that, she served as Treasurer of the Company since joining the Company and the Bank in 2007.  Prior to 2007, Ms. Cummins was employed by Elliott Davis LLC in their financial services practice, specializing in financial institutions with an emphasis on publicly-traded companies.  Ms. Cummins has a Masters of Accountancy from the University of South Carolina’s Darla Moore School of Business where she graduated Summa Cum Laude and is a Certified Public Accountant. Ms. Cummins provides the Board of Directors with financial expertise.

Timothy W. Simmons has served as Chairman of the Board since 2011.  He served as President and Chief Executive Officer of the Company from 1987 and 1994, respectively, until his retirement on January 1, 2012.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from 1987 to 2001.  In 1988, Mr. Simmons became Chief Executive Officer of the Bank and in 2002, he was elected Chairman of the Bank’s Board of Directors, positions he held until 2010.  Mr. Simmons’ career in banking has given him expertise in all areas of banking.

Harry O. Weeks, Jr. was appointed to the Boards of Directors of the Company and the Bank in 2011.  Mr. Weeks previously served as a director of the Company and the Bank from 1978 until his retirement in 2008.  Mr. Weeks is an Insurance Broker and Business Development Officer with Hutson-Etherredge Companies, a position he has held since 1995.  Prior to that, Mr. Weeks was President and Chief Executive Officer of Lyon, Croft, Weeks & Hunter Insurance Agency from 1965 to 1995.  Mr. Weeks’ prior service on the Board of Directors and Audit Committee provided him expertise in many areas of banking.

Roy G. Lindburg has served as President of the Company since 2014.  Mr. Lindburg is a Certified Public Accountant and served as Chief Financial Officer of the Company and the Bank from 1995 until 2014.  He has over 40 years of experience in the banking industry.  Mr. Lindburg serves on the Salvation Army Advisory Board and is on the Audit Committee of the United States Tennis Association South Carolina.  Mr. Lindburg provides the Board of Directors with financial expertise.

Thomas L. Moore owns TL Moore Consulting, LLC, which provides consulting and registered lobbying services for entities primarily located in South Carolina.  He was President of Boiler Efficiency, Inc., a mechanical contracting company, which was in operation from 1978 to 2011.  He served in the South Carolina House of Representatives from 1979 to 1981 and the South Carolina Senate from 1981 to 2007. Mr. Moore brings to the Board a diverse background in politics, community involvement and small business management.

J. Chris Verenes is Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since 2012 and 2011, respectively.  He served as President of the Company from 2012 until 2014 and as President of the Bank from 2004 until 2011.  Before joining the Bank, he held a variety of management positions with Washington Group International, now part of Amentum, a firm that manages and operates major government sites throughout the United States for the Department of Energy.  He was Director of Planning and Administration from 2001 to 2004, Chief of Staff during 2001, Director of Strategic Programs for the business unit from 2000 to 2001 and Deputy Manager of Business Development from 1996 to 2000.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.  Mr. Verenes’ career has given him expertise in management and strategic planning.

Richard T. Harmon is retired.  He served as President of the Bank from 2014 until 2019.  Prior to that, he was Chief Lending Officer of the Bank from 2011 until 2014, and Senior Vice President of Mortgage Lending from 2007 until 2011.  Prior to his employment with the Bank, Mr. Harmon was employed with Regions Bank from 1998 to 2007 as Senior Vice President of Construction Lending. From 1985 to 1998, Mr. Harmon was employed at Palmetto Federal Savings Bank of South Carolina, serving in a variety of positions related to branch operations and lending.  Mr. Harmon presently serves on the Board of Directors for Aiken County Habitat for Humanity.  Mr. Harmon’s career has given him expertise in many areas of banking, particularly in the area of lending.

Frampton W. Toole, III is an attorney in private practice in Aiken, South Carolina, with Toole and Toole, Attorneys.  He has been in private practice for over 45 years.  His primary areas of practice are real estate law, probate law and commercial law.  His degrees include a B.A. in history and a J.D. in law from the University of South Carolina.  He is retired from the Judge Advocate General’s Corps of the United States Army Reserve with over 27 years of service, having attained the rank of Lieutenant Colonel.  He currently serves as a member of the Board of Trustees of the Aiken Land Conservancy.  Mr. Toole brings legal expertise, organizational skills and community involvement to the Board of Directors.

Executive Officers.  For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned, “Item 1. Business - Executive Officers.”

Corporate Governance.  The Company is committed to establishing and maintaining high standards of corporate governance.  The Board of Directors is cognizant of its responsibility to comply with the provisions contained in the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC adopted thereunder.  The Board and its committees will continue to evaluate and improve our corporate governance principles and policies as necessary and as required.

Code of Ethics.  The Board of Directors has adopted a written Code of Ethics for Principal Executive Officers and Senior Financial Officers, and requires individuals to maintain the highest standards of professional conduct.  The Code of Ethics is available on our website at www.securityfederalbank.com.

Nominating Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert.  The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Cummins, Harmon, Simmons, Thomas, and Toole. Directors Moore, Alexander, Clyburn, Cummins, Harmon and Thomas are independent, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, LLC. Although the Company’s common stock is not listed on Nasdaq, it has chosen to apply Nasdaq’s definition of independence, as permitted by the SEC. The Board of Directors determined that Ms. Cummins is an “audit committee financial expert” as defined by the SEC rules and regulations.

Insider Trading Policies and Procedures.  The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of the Company’s securities by its directors, officers and employees.  The policies prohibit short-term trading in the Company’s securities.  We believe that our policies and procedures are reasonably designed to promote compliance with insider trading laws, rule and regulations, and applicable listing standards.  In addition to the policy and procedures, the Company also seeks to comply with all applicable securities laws when transacting in its own securities.  A copy of the Security Federal Corporation Policies and Procedures Governing Trading in Securities and Confidentiality of Inside Information for Officers, Directors and Employees is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Delinquent Section 16 Reports.  There were no late Section 16(a) reports during the year ended December 31, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

Item 11. Executive Compensation

Summary Compensation Table.  The following table shows information regarding compensation earned during the fiscal years ended December 31, 2025 and 2024, for our named executive officers: (1) J. Chris Verenes, our principal executive officer; and (2) our two other most highly compensated executive officers, who are Roy G. Lindburg and Philip R. Wahl.

Name and Principal Position	Year	Salary	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2)	Total
J. Chris Verenes	2025	$452,000	$43,680	$85,159	$580,839
Chief Executive Officer and Director of the Company; Chairman and Chief Executive Officer of the Bank	2024	431,000	39,699	47,222	517,921

Roy G. Lindburg	2025	$349,481	$96,968	$75,766	$522,215
President of the Company; Director of the Company and the Bank	2024	330,085	84,049	45,862	459,996

Philip R. Wahl	2025	$299,800	$71,665	$38,785	$410,250
President of Security Federal Bank	2024	292,802	63,835	13,209	369,846

_____________

(1)  Represents the increase of each officer’s accumulated benefit under his salary continuation agreement.

(2)  See the table below for more information on the other compensation paid to our executive officers for the year ended December 31, 2025.

Name	Directors’ Fees	401(k) Plan Contribution	Life Insurance Premium	Country Club Dues	Bonus (3)	Total
J. Chris Verenes	$34,600	$10,500	$146	$3,753	$36,160	$85,159
Roy G. Lindburg	34,600	10,484	146	2,536	28,000	75,766
Philip R. Wahl	--	8,595	146	6,060	23,984	38,785

(3)  Paid pursuant to the terms of the Incentive Compensation Plan described below.

Incentive Compensation Plan.  Effective August 15, 2013, the Board adopted the Senior Management Incentive Compensation Plan (“Incentive Plan”).  The purpose of the Incentive Plan is to maximize the achievement of the Bank’s objectives by providing incentives and awards to those senior-level executives who attain and sustain consistently high levels of performance which exceed normal expectations and which contribute to the success and profitability of the Bank.  Eligible participants are those individuals approved by the Board who, in the judgment of the Chief Executive Officer and the Board, are responsible for directing functions which have a significant bearing on the growth and profitability of the Bank.  As of the beginning of each fiscal year, the Board must review and revise, if necessary, the operating rules of the Incentive Plan.  The operating rules include: (1) identification of employees selected for participation; (2) position level multipliers, performance measurement factors and weightings for determining the amount of incentive compensation awards; and (3) other rules which the Board deems appropriate.  For 2025, each of the named executive officers participated in the Incentive Plan.

The general formula for calculating a participant’s incentive for the plan year is the base annual salary of the participant, multiplied by the percentage base award, multiplied by the sum of the basic formula percentage for each performance measure applicable to the participant’s position, multiplied by the position level multiplier, multiplied by the individual performance adjustment.  For any incentive to be paid under the Incentive Plan, the Bank must meet a predefined minimum level of performance.  The performance measures for incentives are the key operating ratios, plus other pertinent measures of total Bank performance, on which the participants will be evaluated.  The position level multiplier is a multiplier used to recognize the impact that each senior-level officer has on overall Bank performance.  The individual performance adjustment gives the Board some subjective discretion in the determination of the final incentive award for each participant.  In addition, the Board may take into account any extraordinary occurrences, consisting of those events which in the Board’s option are outside the significant influence of participants and would cause a significant unintended effect (whether positive or negative) on the Bank’s operating and financial performance results.

For 2025, the named executive officers’ incentives were based primarily on targets for net operating income.  The Bank’s net operating income was the threshold performance factor for the payment of incentives for 2025.  The Incentive Plan provides that no incentive awards will be granted for 2025, regardless of performance on individual goals, if the Bank’s net operating income is less than an approved minimum for the fiscal year.  The Bank did meet the minimum for 2025; therefore, the named executive officers will receive annual cash incentive payments in 2026 for the year ended December 31, 2025.

Outstanding Equity Awards.  The named executive officers did not have any equity awards outstanding at December 31, 2025.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL AND OTHER DATA

Potential Payments Upon Termination

We have entered into agreements with the named executive officers that provide for potential payments upon termination of employment.  The following table shows, as of December 31, 2025, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

Name	Early Retirement ($)		Normal Retirement ($)		Change in Control ($)	Disability ($)	Death ($)
J. Chris Verenes
Salary Continuation Agreement	$897,190	(1)	$897,190		$897,190	$897,190	$1,166,780
Change in Control Severance Agreement	--		--		1,089,800	--	--

Roy G. Lindburg
Salary Continuation Agreement	$697,353	(1)	$697,353		$697,353	$697,353	$971,675
Change in Control Severance Agreement	--		--		840,000	--	--

Philip R. Wahl
Salary Continuation Agreement	$151,260		$--	(2)	$302,519	$302,519	$741,099
Change in Control Severance Agreement	--		--		360,000	--	--

__________

(1)   Mr. Verenes and Mr. Lindburg have each reached age 65 and will receive their normal retirement benefit upon separation from service.

(2)   Not yet eligible.

Salary Continuation Agreements

We entered into salary continuation agreements with Messrs. Verenes and Lindburg, on May 16, 2006, and with Mr. Wahl on September 1, 2020.  These agreements provide an annual supplemental retirement benefit for Messrs. Verenes and Lindburg, which begins on the April 1 after they reach age 65, or upon the executive’s separation from service, if later.  For Mr. Wahl, the benefit begins the month after reaching age 67, or upon his separation from service, if later.  The benefit equals 20% of the executive’s final pay, payable in monthly installments over 15 years.  An executive’s final pay is the highest of the executive’s annual base salary over the five-year period ending with the year he or she separates from service.

The agreements also provide an early termination benefit if the executive terminates employment with the Bank prior to attaining age 65.  The early termination benefit is an annual benefit based on the executive’s vested accrued balance under the agreement, determined when the executive separates from service from the Bank, adjusted monthly by an interest factor until the executive’s attainment of age 65.  The rate at which the executive vests in the early termination benefit is set forth in the executive’s agreement, with the vesting rate ranging from between 10% per year to 25% per year, depending on the executive.  As of December 31, 2025, Mr. Verenes and Mr. Lindburg had attained age 65 and Mr. Wahl was 50% vested. The early termination benefit is payable in monthly installments over 15 years, commencing on the first day of the month after the executive attains age 65.  During the payout period, the remaining accrued balance will be credited monthly by an interest factor.  The agreements also provide a disability termination benefit if the executive terminates employment with the Bank on account of disability prior to attaining age 65.  In the event an executive becomes disabled, the executive is entitled to his or her accrued account balance.  That amount, plus interest until age 65, would be paid to the executive upon reaching age 65 over a 15-year period.

In the event of a change in control, followed by a separation from service, the executive will receive an annual change in control benefit equal to 20% of the executive’s projected final pay.  An executive’s projected final pay is his or her final pay, as defined above, adjusted at a rate of 4% per year until the executive attains age 65.  The annual change in control benefit will be paid in monthly installments over 15 years, commencing on the first day of the month after the executive attains age 65.

Non-distributed benefits will be forfeited if within 24 months of the executive’s termination of employment if the executive violates the noncompetition, nondisclosure or nonsolicitation provisions described in the agreement.  This forfeiture provision does not apply if there is a change in control.

If the executive dies while in the active service of the Bank but before attaining age 65, the executive’s beneficiary will receive a lump sum benefit based on the executive’s accrued balance that is paid within 60 days of death.  If the executive dies after the benefit has commenced, the remaining benefits will be paid to the executive’s beneficiaries at the same time and the same amounts they would have been paid to the executive.  If the executive dies after he or she has become entitled to a benefit, but before the benefit commences, the benefit will commence to be paid to the executive’s beneficiaries within 30 days following the date the Bank or its successor receives a copy of the executive’s death certificate.  In addition to the death benefit described above, the executive will receive under a split dollar agreement an additional death benefit, equal to 50% of the “net death proceeds.”  The net death proceeds is the death benefit received by the Bank under a life insurance policy taken out on the life of the executive, reduced by the greater of the cash surrender value of the policy or the aggregate premiums paid by the Bank on the policy.

Change in Control Severance Agreements

On March 29, 2018, the Company and the Bank entered into change in control severance agreements with Messrs. Verenes and Lindburg.  The agreements provide an initial term until December 31, 2018 and will be extended for one year on each anniversary date, provided that the Board of Directors of has not given the executive notice of non-renewal.  If, within six months before or 24 months following a change in control, the officer experiences an involuntary termination, the Company and the Bank will pay to the executive, a lump sum cash payment equal to 2.4 times the executive’s annual base salary. The Bank entered into a similar agreement with Mr. Wahl on January 3, 2022 which provides for a lump sum cash payment equal to 1.2 times Mr. Wahl’s annual base salary.

For purposes of the change in control severance agreements, “change in control” means: (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer; (2) an event that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956 or requires the filing of a change of control notice with the Federal Reserve Board or the Federal Deposit Insurance Corporation; (3) any person that is or becomes the beneficial owner directly or indirectly of securities of the Company or the Bank representing 35% or more of the combined voting power of the Company’s or the Bank’s outstanding securities; (4) the members of the incumbent Board of Directors cease to constitute at least a majority of the directors, subject to limited exception; or (5) consummation of a plan of reorganization, merger, acquisition, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity.  “Involuntary termination” means the termination of an executive’s employment: (i) by the Company or the Bank, without the executive’s express written consent; or (ii) by the executive by reason of a material diminution of or interference with the executive’s duties, responsibilities or benefits, including any of the following unless consented to by the executive: (1) a requirement that the executive be based at any place not within a radius of 30 miles of the executive’s current location, except for reasonable travel the Company or Bank business; (2) a material demotion of the executive; (3) a material reduction in the number or seniority of personnel reporting to the executive, other than as part of a company-wide reduction in staff; (4) a reduction in the executive’s salary other than as part of an overall program applied uniformly to all members of senior management; (5) a material permanent increase in the required work hours or workload of the executive; or (6) any purported termination of the executive’s employment.

Policies and Practices Related to the Timing of the Grant of Certain Equity Awards.  We do not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments.  Accordingly, we do not have a specific policy or practice regarding the timing of these awards in relation to our disclosure of material nonpublic information.  If we decide to grant these types of awards in the future, we will evaluate the appropriate steps to be taken with respect to a policy regarding the timing of awarding stock options, stock appreciation rights or similar option-like instruments.

Compensation Policies and Risk.  The Compensation Committee meets at least annually and reviews the compensation of its officers and has determined that the risks arising from the Company’s compensation policies and practices for all employees are not likely to have a material adverse effect on the Company.

Directors’ Compensation.  The following table shows the compensation paid to our directors for the year ended December 31, 2025, except for those who are our named executive officers.  Compensation for Directors J. Chris Verenes and Roy G. Lindburg is included in the section above entitled “Executive Compensation.”  The directors below did not receive any stock or option awards, nor do they have any non-equity incentive plan compensation, change in pension value or non-qualified deferred compensation earnings; therefore, these columns have been omitted from the table below.

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Robert E. Alexander	$98,600	$-		$98,600
William Clyburn	81,810	-		81,810
Jessica T. Cummins	93,900	-		93,900
Richard T. Harmon	93,900	35,561	(1)	129,461
Thomas L. Moore	98,600	2,067	(2)	100,667
Timothy W. Simmons	140,100	48,680	(1)	188,780
Frank M. Thomas, Jr.	93,900	37,600	(1)	131,500
Frampton W. Toole, III	93,900	-		93,900
Harry O. Weeks, Jr.	67,700	-		67,700

_________

(1) Payments received pursuant to Salary Continuation Agreement (described below).

(2) Received for service on the North Augusta area and Midland Valley area advisory boards. These committees consist of local business people who meet quarterly to advise the Bank on how it can better serve the community.

The Company does not compensate the members of its Board of Directors for service on the Board or committees; all fees are paid by Security Federal Bank for service to the Bank.  The directors of the Bank receive fees of $2,883 per month.  Members of the Bank’s Executive Committee receive $2,758 per month for membership on this Committee, with the exception of Messrs. Verenes and Lindburg, who do not receive a fee for service on this Committee.  Members of the Audit Committee receive $1,583 per meeting attended and the Chairman of the Audit Committee also receives $392 per month.  Members of the Trust and Investment Committees receive $600 per month.  No fee is paid for service on the Bank’s Compensation or Loan Committees.

Salary Continuation Agreement.  Effective May 16, 2006, we entered into salary continuation agreements with Timothy W. Simmons, then President and Chief Executive Officer of the Company, and Frank M. Thomas, Jr., then President of the Bank.  Effective October 1, 2008, we entered into a salary continuation agreement with Richard T. Harmon, then an Executive Vice President and later President of the Bank.  The agreements provide an annual supplemental retirement benefit to begin on the last day of the year in which the executive attains age 65, or upon his separation from service, if later.  The benefit equals 20% of the executive’s final pay, payable in monthly installments over 15 years.  Mr. Simmons turned 65 in 2010 and retired effective January 1, 2012.  He began receiving a monthly benefit of $4,057 on January 1, 2012.  Mr. Thomas turned 65 in 2012 and retired effective June 6, 2014.  He began receiving a monthly benefit of $3,133 on July 1, 2014.  Mr. Harmon retired on August 1, 2019, at the age of 63 and therefore, will not receive his full benefit.  Mr. Harmon began receiving a monthly benefit of $2,963 on April 1, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  The following table sets forth, as of March 20, 2026, information regarding share ownership of:

●

those persons or entities (or groups of affiliated persons or entities) known by management to beneficially own more than five percent of the Company’s common stock, other than directors and executive officers;

●	each director of the Company;
●	each executive officer of the Company or the Bank named in the Summary Compensation Table appearing under “Executive Compensation” below (known as “named executive officers”); and
●	all current directors and executive officers of the Company and the Bank as a group.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file with the Securities and Exchange Commission (“SEC”), and provide a copy to us, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934.  To our knowledge, no other person or entity, other than those set forth below, beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of the close of business on the voting record date.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares.  Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding (%)
Beneficial Owners of More Than 5% (Other Than Directors and Executive Officers)
T. Clifton Weeks Family Ltd. Partnership (1)	295,878	9.57

Directors
Robert E. Alexander (2)	16,650	*
William Clyburn (3)	14,514	*
Jessica T. Cummins	500	*
Richard T. Harmon (4)	5,394	*
Thomas L. Moore (5)	23,104	*
Timothy W. Simmons (6)	717,177	23.19
Frank M. Thomas, Jr. (7)	17,301	*
Frampton W. Toole, III	153,650	4.97
Harry O. Weeks, Jr. (8)	115,148	3.72

Named Executive Officers
J. Chris Verenes** (9)	36,115	1.17
Roy G. Lindburg **(10)	59,306	1.92
Philip R. Wahl	667	*

All directors and executive officers as a group (12 persons)	1,159,526	37.49
_________
*	Less than one percent of shares outstanding.
**	Also a director of the Company.
(1)	The address of the T. Clifton Weeks Family Ltd. Partnership is P.O. Box 941, Aiken, South Carolina 29802.
(2)	Includes 3,000 shares held by his wife.
(3)	Includes 6,464 shares held jointly with his wife.
(4)	Includes 644 shares held jointly with his wife.
(5)	Includes 16,420 shares held in a trust. Also includes 2,280 shares held by his wife, of which 600 shares are in a trust.
(6)	Includes 79,598 shares held by his wife. Excludes shares owned by the T. Clifton Weeks Family Ltd. Partnership, of which Mr. Simmons’ wife is a partner.
(7)	Includes 6,180 shares held jointly with his wife.
(8)	Includes 3,540 shares held by his wife.
(9)	Includes 5,300 shares held jointly with his wife.
(10)	Includes 52,255 shares held in a trust.

Changes in Control.  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  There were no securities to be issued upon exercise of outstanding options, warrants and rights, and no securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons.  Applicable law and regulations require that all loans or extensions of credit to executive officers and directors must be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank has adopted a policy to this effect.  At December 31, 2025, loans to all employees, officers and directors of the Bank totaled approximately $5.9 million, or 2.96% of the Company’s total shareholders’ equity.  These loans (1) were made in the ordinary course of business, (2) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank’s other customers (other than those made under the Bank’s employee loan program, which is discussed below) and (3) did not involve more than the normal risk of collectability or present other unfavorable features when made.  All loans to directors and executive officers are required to be reviewed by the Chief Executive Officer and the Loan Committee and reported to the Board.  Loans and aggregate loans of $500,000 or greater are reviewed and approved by the Bank’s Board of Directors, pursuant to Regulation O of the Federal Reserve Board.  All loan approval and review procedures are governed by written policies.

The Bank also offers an employee loan program to all employees to assist employees with loans for a variety of personal, family or household credit needs, or for the purchase, construction or refinancing of a home which is the employee’s primary residence.  All loans offered to employees are closed on the same terms as those available to members of the general public.  Following closing, the terms of employee loans are modified to reflect a preferential interest rate.  Existing loans may be modified to conform to the terms of the employee loan program.  The employee loan rates are modified on January 1 of each year to reflect the Bank’s cost of funds.  If an employee terminates employment at the Bank, the interest rate on the loan reverts to the original rate for the general public.  The table below provides information regarding our directors and executive officers who had indebtedness and principal payable thereon pursuant to the employee loan program that exceeded $120,000 during the years ended December 31, 2025 and 2024.

Name	Year	Type of loan (1)	Amount involved in the transaction (2)	Amount outstanding at end of period	Principal paid during the period	Interest paid during the period	Interest rate (%)
J. Chris Verenes	2025	ARM	$351,331	$342,417	$8,914	$13,310	3.875%
	2024	ARM	360,514	351,331	9,183	12,012	3.625

Roy G. Lindburg	2025	ARM #1	$175,809	$128,359	$47,450	$10,166	7.250%
	2024	ARM #1	218,003	175,809	42,194	6,660	3.625
	2025	ARM #2	400,000	394,021	5,979	12,984	3.375

Robert E. Alexander	2025	ARM #1	$166,344	$147,891	$18,453	$10,151	6.375%
	2024	ARM #1	169,204	166,344	2,860	10,718	6.375
	2025	ARM #2	174,846	164,962	9,884	12,037	7.125
	2024	ARM #2	199,631	174,846	24,785	12,991	7.125

________________

(1)   Each loan is an adjustable rate mortgage (“ARM”).

(2)   Consists of the largest amount of principal outstanding during the year.

Director Independence.  Although our common stock is not listed on Nasdaq, we have chosen to apply Nasdaq’s definition of “independence,” as permitted by the SEC.  Robert E. Alexander, William Clyburn, Jessica T. Cummins, Richard T. Harmon, Thomas L. Moore, Timothy W. Simmons, Frank M. Thomas, Jr., Frampton W. Toole, III and Harry O. Weeks, Jr. are all independent.  J. Chris Verenes and Roy G. Lindburg are executive officers of the Company and accordingly, are not independent.

Item 14. Principal Accountant Fees and Services

Elliott Davis, LLC served as our independent registered public accounting firm for the year ended December 31, 2025.  The Audit Committee of the Board of Directors has appointed Elliott Davis, LLC as independent registered public accounting firm for the fiscal year ending December 31, 2026. The following table sets forth the aggregate fees billed or expected to be billed to the Company by Elliott Davis, LLC for professional services rendered for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees	$207,106	$236,451
Audit-Related Fees (1)	18,668	17,950
Tax Fees (2)	--	1,750

_____________

(1)  Consists of U.S. Department of Housing and Urban Development-related audit procedures.

(2)  Consists of fees for preparation of the Company's tax returns, estimated payments and research.

The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent registered public accounting firm in connection with its annual review of its charter.  Pre-approval may be granted by action of the full Audit Committee or by delegated authority to one or more members of the Audit Committee.  If this authority is delegated, all approved non-audit services will be presented to the Audit Committee at its next meeting.  In considering non-audit services, the Audit Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm.  For the year ended December 31, 2025, the Audit Committee approved all of the services provided by Elliott Davis, LLC that were designated as audit-related fees, tax fees and all other fees as set forth in the table above.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

10.4	ECIP Securities Purchase Option Agreement dated January 10, 2025, by and between Security Federal Corporation and the U.S. Department of Treasury (7)
14	Code of Ethics (8)
19	Security Federal Corporation Insider Trading and Confidentiality Policies and Procedures (9)
21	Subsidiaries of Registrant (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

__________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)	Filed on January 10, 2024, as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2024 and incorporated herein by reference.
(3)	Filed on August 12, 1987 as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4)	Filed on March 24, 2023 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.
(5)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(6)	Filed on June 8, 2022, as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2022 and incorporated herein by reference.
(7)	Filed on January 14, 2025, as an exhibit to the Company's Current Report on Form 8-K dated January 10, 2025 and incorporated herein by reference.
(8)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.securityfederalbank.com.
(9)	Filed on March 14, 2025 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: March 20, 2026	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2026
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Darrell Rains	March 20, 2026
Darrell Rains
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 20, 2026
Roy G. Lindburg
President and Director

By:	/s/Timothy W. Simmons	March 20, 2026
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2026
Frank M. Thomas, Jr.
Director

By:	/s/Frampton W. Toole III	March 20, 2026
Frampton W. Toole III
Director

By:	/s/Richard T. Harmon	March 20, 2026
Richard T. Harmon
Director

By:		March 20, 2026
Robert E. Alexander
Director

By:	/s/Jessica T. Cummins	March 20, 2026
Jessica T. Cummins
Director

By:	/s/Thomas L. Moore	March 20, 2026
Thomas L. Moore
Director

By:	/s/William Clyburn	March 20, 2026
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2026
Harry O. Weeks, Jr.
Director